Form 10QSB
period 2000-06-30
SOUTHERN GROUP INTERNATIONAL INC
filed 2000-08-14
CIK 1089575

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   Form 10-QSB

             [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         For Quarter ended June 30, 2000

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from ____________ to _______________

                           Commission File No 0-26509
                                     -------

                       SOUTHERN GROUP INTERNATIONAL, INC.
                       ----------------------------------
        (Exact name of small business issuer as specified in its charter)

         Florida                                               65-06001212
---------------------------------                     ------------------------
 (State or other jurisdiction                         (IRS Employer ID Number)
of incorporation or organization)

                      69 Mall Drive, Comack, New York 11725
                      -------------------------------------
                    (Address of principal executive offices)

                                 (631) 543-2800
                            -------------------------
                            Issuer's Telephone Number

                   90 Adams Avenue, Hauppauge, New York 11788
          --------------------------------------------------------------
         (Former name, former address and former fiscal year, if changed since last report)

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.

                           Yes  X           No
                              ------           ------

As of July 31, 2000, the issuer had 1,402,200 shares of common stock, par value $.0001 per share issued and outstanding.

                                     PART I

Item 1. Financial Statements



                       SOUTHERN GROUP INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                              FINANCIAL STATEMENTS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                AND FOR THE PERIOD AUGUST 10, 1995 (INCEPTION) TO
                                  JUNE 30, 2000

                                TABLE OF CONTENTS

                                                                   Page No.

ACCOUNTANT'S REPORT..................................................   3

FINANCIAL STATEMENTS

    Balance sheets...................................................   4

    Statements of Operations.........................................   5

    Statements of Changes in Stockholders' Equity....................   6

    Statements of Cash Flows.........................................   7

    Notes to Financial Statements....................................  10

                               STEWART H. BENJAMIN
                        CERTIFIED PUBLIC ACCOUNTANT, P.C.

                              27 SHELTER HILL ROAD
                               PLAINVIEW, NY 11803
                            TELEPHONE: (516) 933-9781
                            FACSIMILE: (516) 827-1203

To the Board of Directors and Shareholders

Southern Group International, Inc.
Hauppauge, New York

I have reviewed the accompanying balance sheets of Southern Group International, Inc. (a development stage company) as of March 31, 2000 and December 31, 1999, and the related statements of operations, stockholders' equity and cash flows, for the three months ended March 31, 2000 and 1999, and for the period from August 10, 1995 (inception), to March 31, 2000, in accordance with Statements on Standards for Accounting and Review Services, issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Southern Group International, Inc.

A review consists principally of inquiries of Company personnel analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, I do not express such an opinion.

Based on my reviews, I am not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with generally accepted accounting principles.

Stewart H. Benjamin
Certified Public Accountant, P.C.


Plainview, New York
July 31, 2000

                       SOUTHERN GROUP INTERNATIONAL, INC.
                          (A Development Stage Company)

                                 Balance Sheets

                                     ASSETS

                                                                              June 30,                     December 31,
                                                                                2000                           1999
                                                                             (Unaudited)                    (Audited)
                                                                         --------------------          ---------------------
Current assets
    Cash                                                               $              21,242         $                1,976
    Securities available-for-sale  (Notes 1 & 2)                                          --                         29,531
                                                                         --------------------          ---------------------
                                                                       $              21,242         $               31,507
                                                                         ====================          =====================


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
    Loan payable (Note 3)                                              $                  --         $                2,831
    Loans payable, related parties (Note 4)                                               --                         15,039
                                                                         --------------------          ---------------------

Total liabilities                                                                         --                         17,870
                                                                         --------------------          ---------------------

Stockholders' equity  (Note 5)
    Preferred stock, $.0001 par value, 10,000,000 shares
        authorized and zero shares issued and outstanding                                 --                             --
    Common stock, $.0001 par value; authorized -
        80,000,000 shares; issued and outstanding -
        1,402,200 shares in 2000 and 1,245,800 in 1999                                   140                            125
    Additional paid-in capital                                                        78,564                         62,939
    Deficit accumulated during the development stage                                 (57,462)                       (72,083)
    Unrealized gain on marketable securities                                              --                         22,656
                                                                         --------------------          ---------------------

Total stockholders' equity                                                            21,242                         13,637
                                                                         --------------------          ---------------------

                                                                       $              21,242         $               31,507
                                                                         ====================          =====================









             See accompanying notes and accountant's review report.

                       SOUTHERN GROUP INTERNATIONAL, INC.
                          (A Development Stage Company)

                            Statements of Operations

                                                            Six Months                   Six Months               Aug. 10, 1995
                                                               Ended                       Ended                  (inception) to
                                                             June 30,                     June 30,                   June 30,
                                                               2000                         1999                       2000
                                                        --------------------        ---------------------      ---------------------
Costs and expenses
    General and administrative:
        Bank charges                                  $                  42       $                   85     $                1,674
        Filing fees                                                     300                          250                        900
        Edgar filing service fees                                       305                          677                      1,045
        Legal fees                                                       --                       10,000                     10,500
        Accounting fees                                               1,250                        1,100                      3,350
        Transfer agent fees                                              --                           --                      2,360
        Miscellaneous                                                    --                           --                         64
                                                        --------------------        ---------------------      ---------------------

Total costs and expenses                                              1,897                       12,112                     19,893
                                                        --------------------        ---------------------      ---------------------

Other income (expenses)
    Gain on sale of marketable securities                            17,089                           --                     17,089
    Impairment of investment in related party                            --                           --                    (50,000)
    Interest income                                                      81                           --                         81
    Interest expense                                                   (652)                      (1,989)                    (4,739)
                                                        --------------------        ---------------------      ---------------------

Total other income (expenses)                                        16,518                       (1,989)                   (37,569)
                                                        --------------------        ---------------------      ---------------------

Net income (loss)                                     $              14,621       $              (14,101)    $              (57,462)
                                                        ====================        =====================      =====================

Income (loss) per common share                        $                 .01       $                 (.02)
                                                        ====================        =====================

Weighted average common shares outstanding                        1,247,519                      645,800
                                                        ====================        =====================












             See accompanying notes and accountant's review report.

                       SOUTHERN GROUP INTERNATIONAL, INC.
                          (A Development Stage Company)

                  Statements of Changes in Stockholders' Equity
        Period from August 10, 1995 (Date of Inception), to June 30, 2000


                                                                                                        Deficit        Unrealized
                                                                   Common stock       Additional      Accumulated       Gain on
                                                      ---------------------------      Paid-in           From          Marketable
                                                        Shares         Amount          Capital         Inception       Securities
                                                      -----------   -------------   --------------   --------------   ------------

Balances, August 10, 1995                                     --   $           --   $           --   $          --    $        --

    Sale of common stock                                 642,800               64               --              --             --

    Net loss for the period                                                                                    (64)
                                                      -----------    -------------    -------------    ------------     ----------

Balances, December 31, 1995                              642,800               64               --             (64)            --

The Company was inactive
  during 1996                                                 --               --               --              --             --
                                                      -----------    -------------    -------------    ------------     ----------

Balances, December 31, 1996                              642,800               64               --             (64)            --

The Company was inactive
  during 1997                                                 --               --               --              --             --
                                                      -----------    -------------    -------------    ------------     ----------

Balances, December 31, 1997                              642,800               64               --             (64)            --

    Sale of common stock                                   3,000                1            2,999              --             --

    Net loss                                                                                                (3,589)
                                                      -----------    -------------    -------------    ------------     ----------

Balances, December 31, 1998                              645,800               65            2,999          (3,653)            --

    Prior period adjustment                                   --               --               --            (833)            --

    Sale of common stock                                 297,500               30           29,720              --             --

    Shareholders loans converted to stock                233,750               23           23,352              --             --

    Common stock issued for marketable
    securities, valued at $.10 per share                  68,750                7            6,868              --             --

    Change in unrealized gain on
    marketable securities                                     --               --               --              --         22,656

    Net loss                                                                                               (67,597)
                                                      -----------    -------------    -------------    ------------     ----------

Balances, December 31, 1999                            1,245,800              125           62,939         (72,083)        22,656

    Shareholders loans converted to stock                156,400               15           15,625              --             --

    Change in unrealized gain on
    marketable securities                                     --               --               --              --        (22,656)

    Net income                                                                                              14,621
                                                      -----------    -------------    -------------    ------------     ----------

Balances, June 30, 2000                                1,402,200   $          140   $       78,564   $     (57,462)   $        --
                                                      ===========    =============    =============    ============     ==========



             See accompanying notes and accountant's review report.

                       SOUTHERN GROUP INTERNATIONAL, INC.
                          (A Development Stage Company)

                            Statements of Cash Flows

                                                                          Six Months           Six Months         Aug. 10, 1995
                                                                            Ended                 Ended           (inception) to
                                                                           June 30,             June 30,             June 30,
                                                                             2000                 1999                 2000
                                                                        -------------        -------------         -------------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income (loss)                                                   $     14,621         $     (14,101)        $    (56,629)
    Adjustments to reconcile net income (loss) to net
         cash used in operating activities
         Realized gain on sale of available-for-sale securities              (17,089)                   --              (17,089)
         Impairment loss on related party receivable                              --                    --               50,000
         Changes in assets and liabilities
            Increase (decrease) in accrued expenses                               --                  (200)                  --
                                                                          -----------          ------------          -----------

   NET CASH USED IN OPERATING ACTIVITIES                                      (2,468)              (14,301)             (23,718)
                                                                          -----------          ------------          -----------

CASH FLOWS FROM INVESTING ACTIVITIES
    Proceeds from sale of available-for-sale securities                       23,965                    --               23,965
    Increase in loan receivable, related party                                    --                    --              (51,633)
    Decrease in loan receivable, related party                                    --                    --                  800
                                                                          -----------          ------------          -----------

   NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                        23,965                    --              (26,868)
                                                                          -----------          ------------          -----------

CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from short-term debt                                                600                38,672               99,682
    Repayment of short-term debt                                              (2,831)              (43,128)             (60,668)
    Proceeds from issuance of common stock                                        --                17,250               32,814
                                                                          -----------          ------------          -----------

   NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                        (2,231)               12,794               71,828
                                                                          -----------          ------------          -----------

NET INCREASE (DECREASE) IN CASH                                               19,266                (1,507)              21,242

CASH - BEGINNING OF PERIOD                                                     1,976                 2,396                   --
                                                                          -----------          ------------          -----------

CASH - END OF PERIOD                                                    $     21,242         $         889         $     21,242
                                                                          ===========          ============          ===========


SUPPLEMENTAL DISCLOSURES:
    Cash paid during the period for interest                            $        652         $       1,989         $      3,774
                                                                          ===========          ============          ===========
    Cash paid during the period for income taxes                        $         --         $          --         $         --
                                                                          ===========          ============          ===========
    Change in unrealized gain on marketable securities                  $    (22,656)        $          --         $         --
                                                                          ===========          ============          ===========
    Common stock issued for marketable securities                       $         --         $          --         $      6,875
                                                                          ===========          ============          ===========
    Conversion of shareholders loans to capital stock                   $    (15,640)        $     (23,375)        $    (39,015)
                                                                          ===========          ============          ===========









             See accompanying notes and accountant's review report.

                       SOUTHERN GROUP INTERNATIONAL, INC.
                          (A Development Stage Company)

                          Notes to Financial Statements

Note 1 - Summary of Significant Accounting Policies

Nature of Operations

The financial statements presented are those of Southern Group International, Inc., a development stage company (the "Company"). The Company was incorporated under the laws of the state of Florida on August 10, 1995. The Company's activities, to date, have been primarily directed towards the raising of capital.

As shown in the financial statements, as of June 30, 2000, the Company has incurred an accumulated deficit of $57,462. The Company's continued existence is dependent on its ability to generate sufficient cash flow to meet its obligations on a timely basis. Accordingly, the financial statements do not include any adjustments that might be necessary should the Company be unable to continue in existence. The Company has been exploring sources to obtain additional equity or debt financing. The Company has also indicated its intention to participate in one or more as yet unidentified business ventures, which management will select after reviewing the business opportunities for their profit or growth potential.

The Company will engage a consultant, who will be compensated based on performance, to effect a merger once a candidate has been identified. The Company has elected not to recognize compensation expense for its executive officers, as they devote an insignificant amount of time to the Company.

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reporting amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.

Securities Available-For-Sale

Securities available-for-sale consist of marketable equity securities not classified as trading securities. Securities available-for-sale are stated at fair value, and unrealized holding gains and losses are reported as a separate component of stockholders' equity.

Dividends on marketable equity securities are recognized in income when declared. Realized gains and losses are determined on the basis of the actual cost of the securities sold.

                       SOUTHERN GROUP INTERNATIONAL, INC.

                          (A Development Stage Company)

                          Notes to Financial Statements

Income (Loss) Per Common Share

Income (loss) per common share is computed by dividing the net income (loss) by the weighted average shares outstanding during the period.

Note 2 - Securities Available-For-Sale

Securities available-for-sale at December 31, 1999 consisted of 8,750 shares of Yournet Inc., which is traded on the OTC Bulletin Board. During the six months ended June 30, 2000, the Company sold securities available-for-sale for total proceeds of $23,965 resulting in gross realized gains of $17,089.

Note 3 - Loan Payable

The Company has a bank line-of-credit which provides borrowings up to $75,000. The line-of-credit is guaranteed by a stockholder of the Company, and principal and interest on advances are payable monthly at the bank prime rate plus 1%. The line-of-credit is due to expire in October 2001. The Company has fully repaid the bank line-of-credit on February 25, 2000. Interest expense related to the bank line-of-credit was $51 during the six months ended June 30, 2000.

Note 4 - Loans Payable - Stockholders

Loans of $37,450 were received from certain stockholders during the year ended December 31, 1999, proceeds of which were used to repay a portion of the bank line-of-credit. Stockholders' loans totaling $23,375 were converted to equity as a result of a resolution adopted by the board of directors on May 5, 1999, whereby 600,000 shares of restricted common stock were issued for an aggregate consideration of $60,000. The loans provide for interest at a rate of 8% and were due on January 31, 2000. Pursuant to a resolution by the board of directors on June 29, 2000, the loans and accrued interest totaling $15,640 were converted to equity. The stockholders received 156,400 shares of common stock, valued at $.10 per share. Interest expense related to the stockholders' loans was $600 during the six months ended June 30, 2000.

                       SOUTHERN GROUP INTERNATIONAL, INC.

                          (A Development Stage Company)

                          Notes to Financial Statements

Note 5 - Common Stock Transactions

Pursuant to a resolution adopted by the Board of Directors on May 5, 1999, the Company issued 600,000 shares of restricted common stock at a price of $.10 per share, for an aggregate consideration of $60,000, which includes conversion of stockholders' loans of $23,375, cash contributions of $29,750 and marketable securities valued at $6,875. The price of $.10 per share, which exceeds the book value per share, was determined as the fair value by management, as there was no public market for the stock on the date of issuance.

Pursuant to a resolution adopted by the Board of Directors on June 29, 2000, the Company converted stockholders' loans totaling $15,640 to 156,400 shares of common stock, valued at $.10 per share. The price of $.10 per share, which exceeds the book value per share, was determined as the fair value by management, as there was no public market for the stock on the date of issuance.

                       Southern Group International, Inc.

Management's Discussion and Analysis or Plan of Operations

Results of Operations

         During the period from August 10, 1995 (inception) through June 30, 2000, the Company has engaged in no significant operations other than organizational activities and acquisition of capital. During this period, the Company received no revenues.

         For the current fiscal year, the Company anticipates incurring a loss as a result of expenses associated with registration and compliance with reporting obligations under the Securities Exchange Act of 1934, and expenses associated with locating and evaluating acquisition candidates. The Company anticipates that until a business combination is completed with an acquisition candidate, it will not generate revenues.

Liquidity and Capital Resources

         The Company remains in the development stage and, since inception, has experienced no significant change in liquidity or capital resources or stockholders' equity other than the receipt of proceeds from the sale of stock in the amount of $32,814 and conversion of stockholders' loans to common stock in the amount of $39,015. Substantially all of such funds have been used to pay expenses incurred by the Company.

         The Company intends to enter into a business combination. In order to do so, it will require additional capital to pay ongoing expenses, including particularly legal and accounting fees incurred in conjunction with preparation and filing of this registration statement on Form 10-SB, and in conjunction with future compliance with its on-going reporting obligations.

Item 2.  Management's Discussion and Analysis or Plan of Operation

         The Company is considered a development stage company with limited assets or capital, and with limited operations or income since 1995. It is anticipated that the Company will require only nominal capital to maintain the corporate viability of the Company and any additional needed funds will most likely be provided by the Company's existing shareholders or its officers and directors in the immediate future. Current shareholders have not agreed upon the terms and conditions of future financing and such undertaking will be subject to future negotiations. Repayment of any such funding will also be subject to such negotiations. However, unless the Company is able to facilitate an acquisition of or merger with an operating business or is able to obtain significant outside financing, there is substantial doubt about its ability to continue as a going concern.

In the opinion of management, inflation has not and will not have a material effect on the operations of the Company until such time as the Company successfully completes an acquisition or merger. At that time, management will evaluate the possible effects of inflation on the Company as it relates to its business and operations following a successful acquisition or merger.

         Management plans may but do not currently provide for experts to secure a successful acquisition or merger partner so that it will be able to continue as a going concern. In the event such efforts are unsuccessful, existing shareholders have expressed an interest in additional funding if necessary to continue the Company as a going concern, and to provide funding for required future filings under the Securities Exchange Act of 1934.

Plan of Operation

         During the next twelve months, the Company will actively seek out and investigate possible business opportunities with the intent to acquire or merge with one or more business ventures. In its search for business opportunities, management will follow the procedures outlined in Item 1, above. Because the Company has limited funds, it may be necessary for the officers and directors to either advance funds to the Company or to accrue expenses until such time as a successful business consolidation can be made. The Company will not make it a condition that the target company must repay funds advanced by its officers and directors. Management intends to hold expenses to a minimum and to obtain services on a contingency basis when possible. Further, the Company's directors will defer any compensation until such time as an acquisition or merger can be accomplished. However, if the Company engages outside advisors or consultants in its search for business opportunities, it may be necessary for the Company to attempt to raise additional funds. As of the date hereof, the Company has not made any arrangements or definitive agreements to use outside advisors or consultants or to raise any capital. In the event the Company does need to raise capital, most likely the only method available to the Company would be to private sale of its securities. Because of the nature of the Company as a development stage company, it is unlikely that it could make a public sale of securities or be able to borrow any significant sum from either a commercial or private lender. There can be no assurance that the Company will be able to obtain additional funding when and if needed, or that such funding, if available, can be obtained on terms acceptable to the Company.

         The Company does not intend to use any employees, with the possible exception of part-time clerical assistance on an as-needed basis. Outside advisors or consultants will be used only if they can be obtained for minimal cost or on a deferred payment basis. Management is convinced that it will be able to operate in this manner and to continue its search for business opportunities during the next twelve months.

Year 2000 Compliance

         The Year 2000 Issue is the result of potential problems with computer systems or any equipment with computer chips that use dates where the date has been stored as just two digits (e.g. 98 for 1998). On January 1, 2000, any clock or date recording mechanism including date sensitive software which uses only two digits to represent the year, may have recognized the date using 00 as the year 1900 rather than the year 2000. This may have resulted in a system failure or miscalculations causing disruption of operations, including among other things, a temporary inability to process transactions, send invoices, or engage in similar activities.

         The Company has confirmed that its systems are year 2000 Compliant. It has experience no Y2K problems to date.

         The Company believes that it has disclose all required information relative to Year 2000 issues relating to its business and operations. However, there can be no assurance that the systems of other companies on which the Company's systems rely also will be timely converted or that any such failure to convert by another company would not have an adverse affect on the Company's systems.

Forward-Looking Statements

         This Form 10-QSB includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts, included or incorporated by reference in this Form 10-QSB which address activities, events or developments which the Company expects or anticipates, will or may occur in the future, including such things as future capital expenditures (including the amount and nature thereof), finding suitable merger or acquisition candidates, expansion and growth of the Company's business and operations, and other such matters are forward-looking statements. These statements are based on certain assumptions and analysis made by the Company in light of its experience and its perception of historical trends, current conditions and expected future developments as well as other factors it believes are appropriate in the circumstances. However, whether actual results or developments will conform with the Company's expectations and predictions is subject to a number of risks and uncertainties, general economic market and business conditions; the business opportunities (or lack thereof) that may be presented to and pursued by the Company; changes in laws or regulation; and other factors, most of which are beyond the control of the Company. Consequently, all of the forward-looking statements made in this Form 10-QSB are qualified by these cautionary statements, and there can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected consequence to or effects on the Company or its business or operations. The Company assumes no obligations to update any such forward-looking statements.

                                     PART II

Item 6.  Exhibits and reports on Form 8-K

         (a) The exhibits required to be filed herewith by Item 601 of regulation S-B, as described in the following index of exhibits, are incorporated herein by reference, as follows:

Exhibit No.   Description

3(i).1        Articles of Incorporation of Southern Group International, Inc.(1)

3(ii).1       By-Laws of Southern Group International, Inc. (1)

27.1          Financial data Schedule *


(1) Incorporated by reference from the Form 10-SB filed by the Company on June 25, 1999.
 *  Filed herewith
-----------

         (b) No Reports on Form 8-K were filed during the quarter ended June 30, 2000

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated August 10, 2000

                                          SOUTHERN GROUP INTERNATIONAL, INC.


                                          By:/s/ Konrad C. Kim
                                             -----------------
                                             Konrad C. Kim, President