Form 10QSB
period 2000-03-31
SOUTHERN GROUP INTERNATIONAL INC
filed 2000-10-25
CIK 1089575

SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C. 20549

                                 Form 10-QSB

           [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

                      For Quarter ended March 31, 2000

           [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

  For the transition period from __________________ to ____________________

                         Commission File No 0-26509
                                            -------

                     SOUTHERN GROUP INTERNATIONAL, INC.
                     ----------------------------------
      (Exact name of small business issuer as specified in its charter)

       Florida                                             65-06001212
------------------------                                ------------------
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

                      69 Mall Drive, Comack, New York 11725
             -------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.

                           Yes  X                                      No
                              ------

As of March 31, 2000, the issuer had 1,245,800 shares of common stock, par value $.0001 per share issued and outstanding.

                                     PART I

Item 1. Financial Statements

                       SOUTHERN GROUP INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                              FINANCIAL STATEMENTS

               FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                AND FOR THE PERIOD AUGUST 10, 1995 (INCEPTION) TO

                                 MARCH 31, 2000

                                TABLE OF CONTENTS

                                                                        Page No.
                                                                        --------
ACCOUNTANT'S REPORT..................................................       1

FINANCIAL STATEMENTS

             Balance sheets..........................................       2

             Statements of Operations................................       3

             Statements of Changes in Stockholders' Equity...........       4

             Statements of Cash Flows................................       5

             Notes to Financial Statements...........................       6

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

Stewart H. Benjamin
Certified Public Accountant, P.C.


Plainview, New York
June 1, 2000

                       SOUTHERN GROUP INTERNATIONAL, INC.
                          (A Development Stage Company)

                                 Balance Sheets

                                     ASSETS

                                                                                   March 31,                  December 31,
                                                                                      2000                        1999
                                                                               -------------------         -------------------
Current assets
    Cash                                                                     $             11,977        $              1,976
    Securities available-for-sale  (Notes 1 & 2)                                            5,393                      29,531
                                                                               -------------------         -------------------

                                                                             $             17,370        $             31,507
                                                                               ===================         ===================



                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
    Loan payable (Note 3)                                                    $                 --        $              2,831
    Loans payable, related parties (Note 4)                                                15,339                      15,039
                                                                               -------------------         -------------------

Total liabilities                                                                          15,339                      17,870
                                                                               -------------------         -------------------

Stockholders' equity  (Note 5)
    Preferred stock, $.0001 par value, 10,000,000 shares
        authorized and zero shares issued and outstanding                                      --                          --
    Common stock, $.0001 par value, 80,000,000 shares
        authorized and 1,245,800 shares issued and outstanding                                125                         125
    Additional paid-in capital                                                             62,939                      62,939
    Deficit accumulated during the development stage                                      (63,479)                    (72,083)
    Unrealized gain on marketable securities                                                2,446                      22,656
                                                                               -------------------         -------------------

Total stockholders' equity                                                                  2,031                      13,637
                                                                               -------------------         -------------------

                                                                             $             17,370        $             31,507
                                                                               ===================         ===================











             See accompanying notes and accountant's review report.

                       SOUTHERN GROUP INTERNATIONAL, INC.
                          (A Development Stage Company)

                            Statements of Operations

                                                         Three Months                Three Months               Aug. 10, 1995
                                                            Ended                       Ended                   (inception) to
                                                          March 31,                   March 31,                   March 31,
                                                             2000                        1999                        2000
                                                      -------------------         -------------------         -------------------
Costs and expenses
    General and administrative:
        Bank charges                                $                 43        $                 55        $              1,675
        Filing fees                                                  300                         250                         900
        Edgar filing service fees                                    305                          --                       1,045
        Legal fees                                                    --                       5,000                      10,500
        Accounting fees                                            1,250                          --                       3,350
        Transfer agent fees                                           --                          --                       2,360
        Miscellaneous                                                 --                          --                          64
                                                      -------------------         -------------------         -------------------

Total costs and expenses                                           1,898                       5,305                      19,894
                                                      -------------------         -------------------         -------------------

Other income (expenses)
    Gain on sale of marketable securities                         10,801                          --                      10,801
    Impairment of investment in related party                         --                          --                     (50,000)
    Interest income                                                   52                          --                          52
    Interest expense                                                (351)                     (1,989)                     (4,438)
                                                      -------------------         -------------------         -------------------

Total other income (expenses)                                     10,502                      (1,989)                    (43,585)
                                                      -------------------         -------------------         -------------------

Net income (loss)                                   $              8,604        $             (7,294)       $            (63,479)
                                                      ===================         ===================         ===================

Income (loss) per common share                      $               .007        $               (.01)
                                                      ===================         ===================

Weighted average common shares outstanding                     1,245,800                     645,800
                                                      ===================         ===================

















             See accompanying notes and accountant's review report.

                       SOUTHERN GROUP INTERNATIONAL, INC.
                          (A Development Stage Company)

                  Statements of Changes in Stockholders' Equity
       Period from August 10, 1995 (Date of Inception), to March 31, 2000

                                                                                                     Deficit            Unrealized
                                                     Common stock             Additional           Accumulated            Gain on
                                            -----------------------------       Paid-in               From              Marketable
                                               Shares          Amount           Capital             Inception           Securities
                                            -----------     -------------    ----------------    ------------------  --------------

Balances, August 10, 1995                           --    $           --   $              --   $                --   $          --

    Sale of common stock                       642,800                64                  --                    --              --

    Net loss for the period                                                                                    (64)
                                            -----------     -------------    ----------------    ------------------    ------------

Balances, December 31, 1995                    642,800                64                  --                   (64)             --

The Company was inactive
  during 1996                                       --                --                  --                    --              --
                                            -----------     -------------    ----------------    ------------------    ------------

Balances, December 31, 1996                    642,800                64                  --                   (64)             --

The Company was inactive
  during 1997                                       --                --                  --                    --              --
                                            -----------     -------------    ----------------    ------------------    ------------

Balances, December 31, 1997                    642,800                64                  --                   (64)             --

    Sale of common stock                         3,000                 1               2,999                    --              --

    Net loss                                                                                                (3,589)
                                            -----------     -------------    ----------------    ------------------    ------------

Balances, December 31, 1998                    645,800                65               2,999                (3,653)             --

    Prior period adjustment                         --                --                  --                  (833)             --

    Sale of common stock                       297,500                30              29,720                    --              --

    Shareholders loans converted to stock      233,750                23              23,352                    --              --

    Common stock issued for marketable
    securities, valued at $.10 per share        68,750                 7               6,868                    --              --

    Change in unrealized gain on
    marketable securities                           --                --                  --                    --          22,656

    Net loss                                                                                               (67,597)
                                            -----------     -------------    ----------------    ------------------    ------------

Balances, December 31, 1999                  1,245,800               125              62,939               (72,083)         22,656

    Change in unrealized gain on
    marketable securities                           --                --                  --                    --         (20,210)

    Net income                                                                                               8,604
                                            -----------     -------------    ----------------    ------------------    ------------

Balances, March 31, 2000                     1,245,800    $          125   $          62,939   $           (63,479)  $       2,446
                                            ===========     =============    ================    ==================    ============



             See accompanying notes and accountant's review report.

                       SOUTHERN GROUP INTERNATIONAL, INC.
                          (A Development Stage Company)

                            Statements of Cash Flows

                                                                   Three Months            Three Months          Aug. 10, 1995
                                                                      Ended                   Ended              (inception) to
                                                                    March 31,               March 31,              March 31,
                                                                       2000                    1999                   2000
                                                                ----------------         ---------------       ----------------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income (loss)                                           $          8,604        $        (7,294)       $        (62,646)
    Adjustments to reconcile net income (loss) to net
         cash used in operating activities
         Realized gain on sale of available-for-sale securities          (10,801)                    --                 (10,801)
         Impairment loss on related party receivable                          --                     --                  50,000
         Changes in assets and liabilities
            Increase (decrease) in accrued expenses                           --                     --                      --
                                                                  ---------------         --------------         ---------------

   NET CASH USED IN OPERATING ACTIVITIES                                  (2,197)                (7,294)                (23,447)
                                                                  ---------------         --------------         ---------------

CASH FLOWS FROM INVESTING ACTIVITIES
    Proceeds from sale of available-for-sale securities                   14,729                     --                  14,729
    Increase in loan receivable, related party                                --                     --                 (51,633)
    Decrease in loan receivable, related party                                --                     --                     800
                                                                  ---------------         --------------         ---------------

   NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                    14,729                     --                 (36,104)
                                                                  ---------------         --------------         ---------------

CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from short-term debt                                            300                 38,672                  99,382
    Repayment of short-term debt                                          (2,831)               (27,362)                (60,668)
    Proceeds from issuance of common stock                                    --                     --                  32,814
                                                                  ---------------         --------------         ---------------

   NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                    (2,531)                11,310                  71,528
                                                                  ---------------         --------------         ---------------

NET INCREASE IN CASH                                                      10,001                  4,016                  11,977

CASH - BEGINNING OF PERIOD                                                 1,976                  2,396                      --
                                                                  ---------------         --------------         ---------------

CASH - END OF PERIOD                                            $         11,977        $         6,412        $         11,977
                                                                  ===============         ==============         ===============




SUPPLEMENTAL DISCLOSURES:
    Cash paid during the period for interest                    $            351        $         1,989        $          3,474
                                                                  ===============         ==============         ===============
    Cash paid during the period for income taxes                $             --        $            --        $             --
                                                                  ===============         ==============         ===============
    Change in unrealized gain on marketable securities          $        (20,210)       $            --        $          2,446
                                                                  ===============         ==============         ===============
    Common stock issued for marketable securities               $             --        $            --        $          6,875
                                                                  ===============         ==============         ===============
    Conversion of shareholders loans to capital stock           $             --        $            --        $        (23,375)
                                                                  ===============         ==============         ===============









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

As shown in the financial statements, as of March 31, 2000, the Company has incurred an accumulated deficit of $63,479. The Company's continued existence is dependent on its ability to generate sufficient cash flow to meet its obligations on a timely basis. Accordingly, the financial statements do not include any adjustments that might be necessary should the Company be unable to continue in existence. The Company has been exploring sources to obtain additional equity or debt financing. The Company has also indicated its intention to participate in one or more as yet unidentified business ventures, which management will select after reviewing the business opportunities for their profit or growth potential.

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

                       SOUTHERN GROUP INTERNATIONAL, INC.
                          (A Development Stage Company)

                          Notes to Financial Statements

Income (Loss) Per Common Share

Income (loss) per common share is computed by dividing the net income (loss) by the weighted average shares outstanding during the period.

Note 2 - Securities Available-For-Sale

The amortized cost and fair value of securities available-for-sale at March 31, 2000 are as follows:

         Amortized cost                       $     2,947
         Gross unrealized gain                      2,446
                                                ---------
         Fair value                           $     5,393
                                               ==========

Securities available-for-sale at March 31, 2000 consists of 3,750 shares of Yournet Inc., which is traded on the OTC Bulletin Board. During the three months ended March 31, 2000, the Company sold securities available-for-sale for total proceeds of $14,729 resulting in gross realized gains of $10,801.

Note 3 - Loan Payable

The Company has a bank line-of-credit which provides borrowings up to $75,000. The line-of-credit is guaranteed by a stockholder of the Company, and principal and interest on advances are payable monthly at the bank prime rate plus 1%. The line-of-credit is due to expire in October 2001. The Company has fully repaid the bank line-of-credit on February 25, 2000. Interest expense related to the bank line-of-credit was $51 during the three months ended March 31, 2000.

Note 4 - Loans Payable - Stockholders

Loans of $37,450 were received from certain stockholders during the year ended December 31, 1999, proceeds of which were used to repay a portion of the bank line-of-credit. Stockholders' loans totaling $23,375 were converted to equity as a result of a resolution adopted by the board of directors on May 5, 1999, whereby 600,000 shares of restricted common stock were issued for an aggregate consideration of $60,000. The loans provide for interest at a rate of 8% and were due on January 31, 2000. Pursuant to a resolution by the board of directors on June 29, 2000, the loans and accrued interest totaling $15,640 were converted to equity. The stockholders received 156,400 shares of common stock, valued at $.10 per share. Interest expense related to the stockholders' loans was $300 during the three months ended March 31, 2000.

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

Results of Operations

         During the period from August 10, 1995 (inception) through March 31, 2000, the Company has engaged in no significant operations other than organizational activities and acquisition of capital. During this period, the Company received no revenues.

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

Liquidity and Capital Resources

         The Company remains in the development stage and, since inception, has experienced no significant change in liquidity or capital resources or stockholders' equity other than the receipt of proceeds from the sale of stock in the amount of $32,814 and conversion of stockholders' loans to common stock in the amount of $23,375. Substantially all of such funds have been used to pay expenses incurred by the Company.

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

         (b) No Reports on Form 8-K were filed during the quarter ended March 31, 2000

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated October 11, 2000

                                             SOUTHERN GROUP INTERNATIONAL, INC.


                                             By:/s/ Konrad C. Kim
                                                -----------------
                                                Konrad C. Kim, President