Form 10QSB
period 2000-09-30
SOUTHERN GROUP INTERNATIONAL INC
filed 2000-11-20
CIK 1089575

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   Form 10-QSB

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      For Quarter ended September 30, 2000

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

                      69 Mall Drive, Comack, New York 11725
               ---------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

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

As of October 31, 2000, the issuer had 1,402,200 shares of common stock, par value $.0001 per share issued and outstanding.

                                     PART I

Item 1. Financial Statements

                       SOUTHERN GROUP INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                              FINANCIAL STATEMENTS

              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                AND FOR THE PERIOD AUGUST 10, 1995 (INCEPTION) TO
                               SEPTEMBER 30, 2000

                                TABLE OF CONTENTS


Page No.

ACCOUNTANT'S REPORT................................................... 1

FINANCIAL STATEMENTS

      Balance sheets.................................................. 2

      Statements of Operations........................................ 3

      Statements of Changes in Stockholders' Equity................... 4

      Statements of Cash Flows........................................ 5

      Notes to Financial Statements................................... 6

                               STEWART H. BENJAMIN
                        CERTIFIED PUBLIC ACCOUNTANT, P.C.
                              27 SHELTER HILL ROAD
                               PLAINVIEW, NY 11803

                            TELEPHONE: (516) 933-9781
                            FACSIMILE: (516) 827-1203




To the Board of Directors and Shareholders
Southern Group International, Inc.
Commack, New York

I have reviewed the accompanying balance sheets of Southern Group International, Inc. (a development stage company) as of September 30, 2000, and the related statements of operations, stockholders' equity and cash flows, for the nine months ended September 30, 2000 and 1999, and for the period from August 10, 1995 (inception), to September 30, 2000, in accordance with Statements on Standards for Accounting and Review Services, issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Southern Group International, Inc.

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




Stewart H. Benjamin
Certified Public Accountant, P.C.


Plainview, New York
November 10, 2000

                      SOUTHERN GROUP INTERNATIONAL, INC.

                          (A Development Stage Company)

                                 Balance Sheets

                                     ASSETS

                                                                          September 30,                  December 31,
                                                                              2000                           1999
                                                                           (Unaudited)                    (Audited)
                                                                       --------------------          ---------------------

Current assets
    Cash                                                             $              12,572         $                1,976
    Securities available-for-sale  (Notes 1 & 2)                                        --                         29,531
                                                                       --------------------          ---------------------

                                                                     $              12,572         $               31,507
                                                                       ====================          =====================



                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities

    Accrued expenses                                                 $               4,275         $                   --
    Loan payable (Note 3)                                                               --                          2,831
    Loans payable, related parties (Note 4)                                             --                         15,039
                                                                       --------------------          ---------------------

Total liabilities                                                                    4,275                         17,870
                                                                       --------------------          ---------------------

Stockholders' equity  (Note 5)
    Preferred stock, $.0001 par value, 10,000,000 shares
        authorized and zero shares issued and outstanding                               --                             --
    Common stock, $.0001 par value; authorized -
        80,000,000 shares; issued and outstanding -
        1,402,200 shares in 2000 and 1,245,800 in 1999                                 140                            125
    Additional paid-in capital                                                      78,564                         62,939
    Deficit accumulated during the development stage                               (70,407)                       (72,083)
    Unrealized gain on marketable securities                                            --                         22,656
                                                                       --------------------          ---------------------

Total stockholders' equity                                                           8,297                         13,637
                                                                       --------------------          ---------------------

                                                                     $              12,572         $               31,507
                                                                       ====================          =====================





             See accompanying notes and accountant's review report.

                       SOUTHERN GROUP INTERNATIONAL, INC.
                          (A Development Stage Company)

                            Statements of Operations

                                                       Nine Months                   Nine Months                  Aug. 10, 1995
                                                          Ended                         Ended                     (inception) to
                                                      September 30,                 September 30,                 September 30,
                                                          2000                           1999                          2000
                                                   --------------------          ---------------------         ---------------------
Costs and expenses
    General and administrative:
        Bank charges                             $                  42         $                  184        $                1,674
        Filing fees                                                300                            250                           900
        Edgar filing service fees                                  639                            677                         1,379
        Legal fees                                               3,419                         10,000                        13,919
        Accounting fees                                          4,425                          1,100                         6,525
        Consulting fees                                          5,000                             --                         5,000
        Transfer agent fees                                      1,100                             --                         3,460
        Miscellaneous                                               --                             --                            64
                                                   --------------------          ---------------------         ---------------------

Total costs and expenses                                        14,925                         12,211                        32,921
                                                   --------------------          ---------------------         ---------------------

Other income (expenses)
    Gain on sale of marketable securities                       17,089                             --                        17,089
    Impairment of investment in related party                       --                             --                       (50,000)
    Interest income                                                164                          3,050                           164
    Interest expense                                              (652)                        (2,763)                       (4,739)
                                                   --------------------          ---------------------         ---------------------

Total other income (expenses)                                   16,601                            287                       (37,486)
                                                   --------------------          ---------------------         ---------------------

Net income (loss)                                $               1,676         $              (11,924)       $              (70,407)
                                                   ====================          =====================         =====================

Income (loss) per common share                   $                 .00         $                 (.01)
                                                   ====================          =====================

Weighted average common shares outstanding                   1,299,455                        972,077
                                                   ====================          =====================









             See accompanying notes and accountant's review report.

                       SOUTHERN GROUP INTERNATIONAL, INC.
                          (A Development Stage Company)

                  Statements of Changes in Stockholders' Equity
     Period from August 10, 1995 (Date of Inception), to September 30, 2000


                                                                                              Deficit               Unrealized
                                                    Common stock           Additional       Accumulated              Gain on
                                            ---------------------------     Paid-in            From                 Marketable
                                                 Shares       Amount        Capital          Inception              Securities
                                            ------------    -----------   ------------    -------------------     -----------------

Balances, August 10, 1995                             --   $       --     $         --   $                 --    $               --

    Sale of common stock                         642,800           64               --                     --                    --

    Net loss for the period                                                                               (64)
                                            -------------    ---------    -------------    -------------------     -----------------

Balances, December 31, 1995                      642,800           64               --                    (64)                   --

The Company was inactive

  during 1996                                         --           --               --                     --                    --
                                            -------------    ---------    -------------    -------------------     -----------------

Balances, December 31, 1996                      642,800           64               --                    (64)                   --

The Company was inactive

  during 1997                                         --           --               --                     --                    --
                                            -------------    ---------    -------------    -------------------     -----------------

Balances, December 31, 1997                      642,800           64               --                    (64)                   --

    Sale of common stock                           3,000            1            2,999                     --                    --

    Net loss                                                                                           (3,589)
                                            -------------    ---------    -------------    -------------------     -----------------

Balances, December 31, 1998                      645,800           65            2,999                 (3,653)                   --

    Prior period adjustment                           --           --               --                   (833)                   --

    Sale of common stock                         297,500           30           29,720                     --                    --

    Shareholders loans converted to stock        233,750           23           23,352                     --                    --

    Common stock issued for marketable
    securities, valued at $.10 per share          68,750            7            6,868                     --                    --

    Change in unrealized gain on
    marketable securities                             --           --               --                     --                22,656

    Net loss                                                                                          (67,597)
                                            -------------    ---------    -------------    -------------------     -----------------

Balances, December 31, 1999                    1,245,800          125           62,939                (72,083)               22,656

    Shareholders loans converted to stock        156,400           15           15,625                     --                    --

    Change in unrealized gain on
    marketable securities                             --           --               --                     --               (22,656)

    Net income                                                                                          1,676
                                            -------------    ---------    -------------    -------------------     -----------------

Balances, September 30, 2000                   1,402,200   $      140   $       78,564   $            (70,407)   $               --
                                            =============    =========    =============    ===================     =================



             See accompanying notes and accountant's review report.

                       SOUTHERN GROUP INTERNATIONAL, INC.
                          (A Development Stage Company)

                            Statements of Cash Flows

                                                                    Nine Months             Nine Months           Aug. 10, 1995
                                                                       Ended                   Ended              (inception) to
                                                                   September 30,           September 30,          September 30,
                                                                        2000                   1999                    2000
                                                                 ---------------          ----------------        ----------------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income (loss)                                            $          1,676         $       (11,924)        $      (69,574)
    Adjustments to reconcile net income (loss) to net
         cash used in operating activities
         Realized gain on sale of available-for-sale securities           (17,089)                     --                (17,089)
         Impairment loss on related party receivable                           --                      --                 50,000
         Changes in assets and liabilities
            Increase (decrease) in accrued expenses                         4,275                    (200)                 4,275
                                                                   ---------------          --------------          -------------

   NET CASH USED IN OPERATING ACTIVITIES                                  (11,138)                (12,124)               (32,388)
                                                                   ---------------          --------------          -------------

CASH FLOWS FROM INVESTING ACTIVITIES
    Proceeds from sale of available-for-sale securities                    23,965                      --                 23,965
    Increase in loan receivable, related party                                 --                  (2,249)               (51,633)
    Decrease in loan receivable, related party                                 --                      --                    800
                                                                   ---------------          --------------          -------------

   NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                     23,965                  (2,249)               (26,868)
                                                                   ---------------          --------------          -------------

CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from short-term debt                                             600                  38,645                 99,682
    Repayment of short-term debt                                           (2,831)                (48,860)               (60,668)
    Proceeds from issuance of common stock                                     --                  24,750                 32,814
                                                                   ---------------          --------------          -------------

   NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                     (2,231)                 14,535                 71,828
                                                                   ---------------          --------------          -------------

NET INCREASE (DECREASE) IN CASH                                            10,596                     162                 12,572

CASH - BEGINNING OF PERIOD                                                  1,976                   2,396                     --
                                                                   ---------------          --------------          -------------

CASH - END OF PERIOD                                             $         12,572         $         2,558         $       12,572
                                                                   ===============          ==============          =============




SUPPLEMENTAL DISCLOSURES:
    Cash paid during the period for interest                     $            652         $         2,763         $        3,774
                                                                   ===============          ==============          =============
    Cash paid during the period for income taxes                 $             --         $            --         $           --
                                                                   ===============          ==============          =============
    Change in unrealized gain on marketable securities           $        (22,656)        $            --         $           --
                                                                   ===============          ==============          =============
    Common stock issued for marketable securities                $             --         $            --         $        6,875
                                                                   ===============          ==============          =============
    Conversion of shareholders loans to capital stock            $        (15,640)        $       (23,375)        $      (39,015)
                                                                   ===============          ==============          =============









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

As shown in the financial statements, as of September 30, 2000, the Company has incurred an accumulated deficit of $70,407. The Company's continued existence is dependent on its ability to generate sufficient cash flow to meet its obligations on a timely basis. Accordingly, the financial statements do not include any adjustments that might be necessary should the Company be unable to continue in existence. The Company has been exploring sources to obtain additional equity or debt financing. The Company has also indicated its intention to participate in one or more as yet unidentified business ventures, which management will select after reviewing the business opportunities for their profit or growth potential.

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

Note 3 - Loan Payable

The Company has a bank line-of-credit which provides borrowings up to $75,000. The line-of-credit is guaranteed by a stockholder of the Company, and principal and interest on advances are payable monthly at the bank prime rate plus 1%. The line-of-credit is due to expire in October 2001. The Company has fully repaid the bank line-of-credit on February 25, 2000. Interest expense related to the bank line-of-credit was $51 during the nine months ended September 30, 2000.

Note 4 - Loans Payable - Stockholders

Loans of $37,450 were received from certain stockholders during the year ended December 31, 1999, proceeds of which were used to repay a portion of the bank line-of-credit. Stockholders' loans totaling $23,375 were converted to equity as a result of a resolution adopted by the board of directors on May 5, 1999, whereby 600,000 shares of restricted common stock were issued for an aggregate consideration of $60,000. The loans provide for interest at a rate of 8% and were due on January 31, 2000. Pursuant to a resolution by the board of directors on June 29, 2000, the loans and accrued interest totaling $15,640 were converted to equity. The stockholders received 156,400 shares of common stock, valued at $.10 per share. Interest expense related to the stockholders' loans was $600 during the nine months ended September 30, 2000.

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

                       Southern Group International, Inc.


Management's Discussion and Analysis or Plan of Operations

Results of Operations

         During the period from August 10, 1995 (inception) through September 30, 2000, the Company has engaged in no significant operations other than organizational activities and acquisition of capital. During this period, the Company received no revenues.

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

         (b) No Reports on Form 8-K were filed during the quarter ended September 30, 2000

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated November 16, 2000

                                       SOUTHERN GROUP INTERNATIONAL, INC.


                                       By:s/s Konrad C. Kim
                                          -----------------
                                          Konrad C. Kim, President