Form 10KSB
period 1999-12-31
SOUTHERN GROUP INTERNATIONAL INC
filed 2000-12-18
CIK 1089575

U.S. SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                              Form 10-KSB

                     SOUTHERN GROUP INTERNATIONAL, INC.
                (Name of small business in its charter)

         Florida                                          65-06001272
         -------                                        ----------------
     (State or other                           (IRS Employer Identification No.)
jurisdiction of Incorporation)

                                  69 Mall Drive
           ---------------------------------------------------------
           Address of Principal Executive Office (street and number)

                             Commack, New York 11725
                            ------------------------
                            City, State and Zip Code

Issuer's telephone number:  (631) 543-2800

Securities to be registered under Section 12(b) of the Act:

Title of each class   N/A

Securities to be registered under Section 12(g) of the Act:

                          Common Stock $.001 par value
                          ----------------------------
                                (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
Yes_X_ No____


Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ___

State issuer's revenue for its most recent fiscal year: $-0-

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked priced of such stock, as of a specified date within the past 60 days (See definition of affiliate in Rule 12b-2): $-0-

Note: If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated.

(Issuers involved in bankruptcy proceedings during the past five years):

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ____ No ____

(Applicable  only  to  corporate   registrants)   State  the  number  of  shares
outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 1,402,200 as of November 30, 2000.

(Documents incorporated by reference. If the following documents are incorporated by reference, briefly describe them and identify the part of the
Form 10-KSB (e.g. Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or
(c) of the Securities Act of 1933 ("Securities Act"). The listed documents should be clearly described for identification purposes.

                                PART I

ITEM 1.   DESCRIPTION OF BUSINESS.

General

       The Company was incorporated under the laws of the State of Florida on August 10, 1995, and is in the early developmental and promotional stages. To date the Company's only activities have been organizational ones, directed at the raising of capital, and preliminary efforts to seek one or more properties or businesses for acquisition. The Company has not commenced any commercial operations. The Company has no full-time employees and owns no real estate.

       The Company's business plan is to seek, investigate, and, if warranted, acquire one or more properties or businesses. Such an acquisition may be made by purchase, merger, exchange of stock, or otherwise, and may encompass assets or a business entity, such as a corporation, joint venture, or partnership. The Company has very limited capital, and it is unlikely that the Company will be able to take advantage of more than one such business opportunity. The Company intends to seek opportunities demonstrating the potential of long-term growth as opposed to short-term earnings.

       As of the end of its fiscal year ending December 31, 1999, the Company had not identified any business opportunity that it plans to pursue, nor has the Company reached any agreement or definitive understanding with any person concerning an acquisition.

       It is anticipated that the Company's officers and directors will initiate contacts with securities broker-dealers and other persons engaged in other aspects of corporate finance to advise them of the Company's existence and to determine if the companies or businesses they represent have an interest in considering a merger or acquisition with the Company. No assurance can be given that the Company will be successful in finding or acquiring a desirable business opportunity, given the limited funds that are expected to be available for acquisitions, or that any acquisition that occurs will be on terms that are favorable to the Company or its stockholders.

       The Company's search will be directed toward small and medium-sized enterprises which have a desire to become public corporations and which are able to satisfy, or anticipate in the reasonably near future being able to satisfy, the minimum asset requirements in order to qualify shares for trading on NASDAQ or on an exchange such as the American or Pacific Stock Exchange. (See "Investigation and Selection of Business Opportunities"). The Company anticipates that the business opportunities presented to it will (i) be recently organized with no operating history, or a history of losses attributable to under-capitalization or other factors; (ii) be experiencing financial or operating difficulties; (iii) be in need of funds to develop a new product or service or to expand into a new market; (iv) be relying upon an untested product or marketing concept; or (v) have a combination of the characteristics mentioned in (i) through (iv). The Company intends to concentrate its acquisition efforts on properties or businesses that it believes to be undervalued. Given the above factors, investors should expect that any acquisition candidate may have a history of losses or posibilities.

         The Company does not propose to restrict its search for investment opportunities to any particular geographical area or industry, and may, therefore, engage in essentially any business, to the extent of its limited resources. This includes industries such as service, finance, natural resources, manufacturing, high technology, product development, medical, communications and others. The Company's discretion in the selection of business opportunities is unrestricted, subject to the availability of such opportunities, economic conditions, and other factors.

       As a consequence of the Company's registration of its securities under the Securities Exchange Act of 1934, any entity which has an interest in being acquired by the Company is expected to be an entity that desires to become a public company as a result of the transaction. In connection with such an acquisition, it is highly likely that an amount of stock constituting control of the Company would be issued by the Company or purchased from the Company's current principal shareholders by the target entity or its controlling shareholders.

       It is anticipated that business opportunities will come to the Company's attention from various sources, including its officers and directors, its other stockholders, professional advisors such as attorneys and accountants, securities broker-dealers, venture capitalists, members of the financial community, and others who may present unsolicited proposals. The Company has no plans, understandings, agreements, or commitments with any individual for such person to act as a finder of opportunities for the Company.

Investigation and Selection of Business Opportunities

       To a large extent, a decision to participate in a specific business opportunity may be made upon management's analysis of the quality of the other company's management and personnel, the anticipated acceptability of new products or marketing concepts, the merit of technological changes, and numerous other factors which are difficult, if not impossible, to analyze through the application of any objective criteria. In many instances, it is anticipated that the historical operations of a specific firm may not necessarily be indicative of the potential for the future because of the possible need to shift marketing approaches substantially, expand significantly, change product emphasis, change or substantially augment management, or make other changes. Because of the lack of training or experience of the Company's management, the Company will be dependent upon the owners of a business opportunity to identify such problems and to implement, or be primarily responsible for the implementation of, required changes. Because the Company may participate in a business opportunity with a newly organized firm or with a firm which is entering a new phase of growth, it should be emphasized that the Company will incur further risks, because management in many instances will not have proved its abilities or effectiveness, the eventual market for such company's products or services will likely not be established, and such company may not be profitable when acquired.

       It is anticipated that the Company will not be able to diversify, but will essentially be limited to one such venture because of the Company's limited financing. This lack of diversification will not permit the Company to offset potential losses from one business opportunity against profits from another, and should be considered an adverse factor affecting any decision to purchase the Company's securities.

       It is emphasized that management of the Company may effect transactions having a potentially adverse impact upon the Company's shareholders pursuant to the authority and discretion of the Company's management to complete acquisitions without submitting any proposal to the stockholders for their consideration. Company management does not generally anticipate that it will provide holders of the Company's securities with financial statements, or any other documentation, concerning a target company or its business prior to any merger or acquisition. In some instances, however, the proposed participation in a business opportunity may be submitted to the stockholders for their consideration, either voluntarily by Company management which elects to seek the stockholders' advice and consent, or because state law so requires.

       The analysis of business opportunities will be undertaken by or under the supervision of the Company's executive officers and directors.

       Although there are no current plans to do so, Company management might hire an outside consultant to assist in the investigation and selection of business opportunities, and in that event, might pay a finder's fee. Since Company management has no current plans to use any outside consultants or advisors to assist in the investigation and selection of business opportunities, no policies have been adopted regarding use of such consultants or advisors, the criteria to be used in selecting such consultants or advisors, the services to be provided, the term of service, or regarding the total amount of fees that may be paid. However, because of the limited resources of the Company, it is likely that any such fee the Company agrees to pay would be paid in stock and not in cash. Otherwise, the Company anticipates that it will consider, among other things, the following factors:

       (a) Potential for growth and profitability, indicated by new technology, anticipated market expansion, or new products;

       (b) Competitive position as compared to other companies of similar size and experience within the industry segment as well as within the industry as a whole;

       (c)  Strength  and  diversity  of  existing  management,   or  management
prospects that are scheduled for recruitment;

       (d) Capital requirements and anticipated availability of required funds, to be provided from operations, through the sale of additional securities, through joint ventures or similar arrangements, or from other sources;

       (e) The cost of participation by the Company as compared to the perceived tangible and intangible values and potential;

       (f)  The extent to which the business opportunity can be advanced;

       (g) The Company's perception of how any particular business opportunity will be received by the investment community and by the Company's stockholders;

       (h) The accessibility of required management expertise, personnel, raw materials, services, professional assistance, and other required items; and

       (i) Whether the financial condition of the business opportunity would be, or would have a significant prospect in the foreseeable future to become, such as to permit the securities of the Company, following the business combination, to qualify to be listed on an exchange or on a national automated securities quotation system, such as NASDAQ, so as to permit the trading of such securities to be exempt from the requirements of Rule 15c2-6 recently adopted by the Securities and Exchange Commission. See "Risk Factors - The Company - Regulation of Penny Stocks."

       In regard to the possibility that the shares of the issuer would qualify for listing on NASDAQ, the current standards for initial listing include, among other requirements that the issuer have (1) net tangible assets of at least $4 million, or a market capitalization of at least $50 million, or net income in its latest fiscal year of not less than $750,000 in its latest fiscal year, or in two of the last three fiscal years; (2) a public float (i.e., shares that are not held by any officer, director of 10% stockholder) of at least 1 million shares; (3) a minimum bid price of at least $4 per share; (4) at least 300 round lot stockholders (i.e., stockholders who own not less than 100 shares); and (5) have an operating history of at least one year or have a market capitalization of at least $50 million,. Many, and perhaps most of the business opportunities that might be potential candidates for a combination with the Company would not satisfy the NASDAQ listing criteria.

       No one of the factors described above will be controlling in the selection of a business opportunity, and management will attempt to analyze all factors appropriate to each opportunity and make a determination based upon reasonable investigative measures and available data. Potentially available business opportunities may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex. Potential investors must recognize that, because of the Company's limited capital available for investigation and management's limited experience in business analysis, the Company may not discover or adequately evaluate adverse facts about the opportunity to be acquired.

       The Company is unable to predict when it may participate in a business opportunity and it has not established any deadline for completion of a transaction. It expects, however, that the process of seeking candidates, analysis of specific proposals and the selection of a business opportunity may require several additional months or more.

       Prior to making a decision to participate in a business opportunity, the Company will generally request that it be provided with written materials regarding the business opportunity containing such items as a description of product, service and company history; management resumes; financial information; available projections, with related assumptions upon which they are based; an explanation of proprietary products and services; evidence of existing patents, trademarks, or services marks, or rights thereto; present and proposed forms of compensation to management; a description of transactions between such company and its affiliates during relevant periods; a description of present and required facilities; an analysis of risks and competitive conditions; a financial plan of operation and estimated capital requirements; audited financial statements or an indication that audited statements will be available within sixty (60) days following completion of a merger transaction; and other information deemed relevant.

       As part of the Company's investigation, the Company's executive officers and directors may meet personally with management and key personnel, may visit and inspect material facilities, obtain independent analysis or verification of certain information provided, check references of management and key personnel, and take other reasonable investigative measures, to the extent of the Company's limited financial resources and management expertise.

       Company management believes that various types of potential merger or acquisition candidates might find a business combination with the Company to be attractive. These include acquisition candidates desiring to create a public market for their shares in order to enhance liquidity for current shareholders, acquisition candidates which have long-term plans for raising equity capital through the public sale of securities and believe that the possible prior existence of a public market for their securities would be beneficial, and acquisition candidates which plan to acquire additional assets through issuance of securities rather than for cash, and believe that the possibility of development of a public market for their securities will be assistance in that process. Acquisition candidates which have a need for an immediate cash infusion are not likely to find a potential business combination with the Company to be an attractive alternative.

Form of Acquisition

       It is impossible to predict the manner in which the Company may participate in a business opportunity. Specific business opportunities will be reviewed as well as the respective needs and desires of the Company and the promoters of the opportunity and, upon the basis of that review and the relative negotiating strength of the Company and such promoters, the legal structure or method deemed by management to be suitable will be selected. Such structure may include, but is not limited to, share exchanges, mergers, agreements for purchase of and sale of stock or assets, leases, licenses, joint ventures and other contractual arrangements. The Company may act directly or indirectly through an interest in a partnership, corporation or other form of organization. Implementing such structure may require the merger, consolidation or reorganization of the Company with other corporations or forms of business organization. In addition, the present management and stockholders of the Company most likely will not have control of a majority of the voting shares of the Company following a reorganization transaction. As part of such a transaction, the Company's directors may resign and new directors may be appointed without any vote by stockholders.

       It is likely that the Company will acquire its participation in a business opportunity through the issuance of Common Stock or other securities of the Company. Although the terms of any such transaction cannot be predicted, it should be noted that in certain circumstances the criteria for determining whether or not an acquisition is a so-called "tax free" reorganization under the Internal Revenue Code of 1986, depends upon the issuance to the stockholders of the acquired company of more than 80% of the common stock of the combined entities immediately following the reorganization. If a transaction were structured to take advantage of these provisions rather than other "tax free" provisions provided under the Internal Revenue Code, the Company's stockholders in such circumstances would retain in the aggregate 20% or less of the total issued and outstanding shares. This could result in substantial additional dilution in the equity of those who were stockholders of the Company prior to such reorganization. Any such issuance of additional shares might also be done simultaneously with a sale or transfer of shares representing a controlling interest in the Company by the current officers, directors and principal shareholders. (See "Description of Business - General").

       It is anticipated that any securities issued in any reorganization would be issued in reliance upon exemptions, if any are available, from registration under applicable federal and state securities laws. In some circumstances, however, as a negotiated element of the transaction, the Company may agree to register such securities either at the time the transaction is consummated, or under certain conditions or at specified times thereafter. The issuance of substantial additional securities and their potential sale into any trading market that might develop in the Company's securities may have a depressive effect upon such market.

       The Company will participate in a business opportunity only after the negotiation and execution of a written agreement. Although the terms of such agreement cannot be predicted, generally such an agreement would require specific representations and warranties by all of the parties thereto, specify certain events of default, detail the terms of closing and the conditions which must be satisfied by each of the parties thereto prior to such closing, outline the manner of bearing costs if the transaction is not closed, set forth remedies upon default, and include miscellaneous other terms.

       As a general matter, the Company anticipates that it will enter into a letter of intent with the management, principals or owners of a prospective business opportunity prior to signing a binding agreement.

       Such a letter of intent will set forth the terms of the proposed acquisition but will not bind either the Company or the business opportunity to consummate the transaction. Execution of a letter of intent will by no means indicate that consummation of an acquisition is probable. Neither the Company nor the business opportunity will be bound to consummate the acquisition unless and until a definitive agreement concerning the acquisition as described in the preceding paragraph is executed. Even after a definitive agreement is executed, it is possible that the acquisition would not be consummated should either party elect to exercise any right provided in the agreement to terminate it on specified grounds.

      It  is   anticipated   that  the   investigation   of  specific   business
opportunities and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys and others. If a decision is made not to participate in a specific business opportunity, the costs theretofore incurred in the related investigation would not be recoverable. Moreover, because many providers of goods and services require compensation at the time or soon after the goods and services are provided, the inability of the Company to pay until an indeterminate future time may make it impossible to procure goods and services.

Competition

      The Company expects to encounter substantial competition in its efforts to locate attractive opportunities, primarily from business development companies, venture capital partnerships and corporations, venture capital affiliates of large industrial and financial companies, small investment companies, and wealthy individuals. Many of these entities will have significantly greater experience, resources and managerial capabilities than the Company and will therefore be in a better position than the Company to obtain access to attractive business opportunities. The Company also will experience competition from other public "blind pool" companies, many of which may have more funds available than does the Company.

Administrative Offices

         The Company currently maintains a mailing address at 69 Mall Drive, Commack, New York. The Company's telephone number there is (631) 543-2800.

       Other than this mailing address, the Company does not currently maintain any other office facilities, and does not anticipate the need for maintaining office facilities at any time in the foreseeable future. The Company pays no rent or other fees for the use of this mailing address.

Employees

       The Company is a development stage company and currently has no employees. Management of the Company expects to use consultants, attorneys and accountants as necessary, and does not anticipate a need to engage any full-time employees so long as it is seeking and evaluating business opportunities. The need for employees and their availability will be addressed in connection with the decision whether or not to acquire or participate in specific business opportunities. No remuneration will be paid to the Company's officers except as set forth under "Executive Compensation" and under "Certain Relationships and Related Transactions."

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.

         Except for historical matters, the matters discussed in this Form 10-KSB are forward-looking statements based on current expectations, and involve risks and uncertainties. Forward-looking statements include, but are not limited to, statements under the following headings:

       (i) "Description of Business - General" - the general description of the Company's plan to seek a merger or acquisition candidate, and the types of business opportunities that may be pursued.

       (ii) "Description of Business - Investigation and Selection of Business Opportunities" - the steps which may be taken to investigate prospective business opportunities, and the factors which may be used in selecting a business opportunity.

       (iii) "Description of Business - Form of Acquisition" - the manner in which the Company may participate in a business acquisition.

       The   Company   wishes  to  caution   the  reader  that  there  are  many
uncertainties and unknown factors which could affect its ability to carry out its business plan in the manner described herein.

ITEM 2.   DESCRIPTION OF PROPERTY.

         The Company currently maintains a mailing address at 69 Mall Drive, Commack, New York 11725, which is the address of its President. The Company pays no rent for the use of this mailing address. The Company does not believe that it will need to maintain an office at any time in the foreseeable future in order to carry out its plan of operations described herein. The Company's telephone number is (631) 543-2800.

     The Company currently has no investments in real estate, real estate mortgages, or real estate securities, and does not anticipate making any such investments in the future. However, the policy of the Company with respect to investment in real estate assets could be changed in the future without a vote of security holders.

ITEM 3. LEGAL PROCEEDINGS.

         The Company is not a party to any pending legal proceedings, and no such proceedings are known to be contemplated.

       No director, officer or affiliate of the Company, and no owner of record or beneficial owner of more than 5.0% of the securities of the Company, or any associate of any such director, officer or security holder is a party adverse to the Company or has a material interest adverse to the Company in reference to pending litigation.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

       No matters were submitted to a vote of the security holders of the Company during the fiscal year which ended December 31, 1999, nor in the nine month period ended September 30, 2000.

                                     Part II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

      There has been no established public trading market for the Company's securities since its inception on August 10, 1995. However, the Company's securities are traded on the National Quotation Bureau pink sheets with no bid and no offer. The Company's trading symbol is SGPI. As of September 30, 2000 there were 1,402,200 shares outstanding, and the Company has 65 shareholders of record. No dividends have been paid to date and the Company's Board of directors does not anticipate paying dividends in the foreseeable future.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

         The Company remains in the development stage and, since inception, has experienced no significant change in liquidity or capital resources or stockholders equity other than the receipt of proceeds in the amount of $63,064 for its inside capitalization funds. Substantially all of such funds have been used to pay expenses incurred by the Company.

      The Company intends to seek to carry out its plan of business as discussed herein. In order to do so, it will require additional capital to pay ongoing expenses, including particularly legal and accounting fees incurred in conjunction with future compliance with its on-going reporting obligations.

Results of Operations

During the period from August 10, 1995 (inception) through December 31, 1999, the Company has an accumulated deficit of $72,083. During this period, the Company has engaged in no significant operations other than organizational activities, acquisition of capital, preparation and filing of the registration of its securities under the Securities Exchange Act of 1934, as amended, compliance with its periodical reporting requirements, and efforts to locate a suitable merger or acquisition candidate. No revenues were received by the Company during this period.

      For the fiscal year ending December 31, 2000, the Company anticipates incurring a loss as a result of expenses associated with compliance with the reporting requirements of the Securities Exchange Act of 1934, and expenses associated with locating and evaluating acquisition candidates. The Company anticipates that until a business combination is completed with an acquisition candidate, it will not generate revenues. It may also continue to operate at a loss after completing a business combination, depending upon the performance of the acquired business.

Need for Additional Financing

      It is anticipated that the Company will require additional capital in order to meet its cash needs for the next year, including the costs of compliance with the continuing reporting requirements of the Securities Exchange Act of 1934, as amended.

    No specific commitments to provide additional funds have been made by management or other stockholders, and the Company has no current plans, proposals, arrangements or understandings with respect to the sale or issuance of additional securities prior to the location of a merger or acquisition candidate. Accordingly, there can be no assurance that any additional funds will be available to the Company to allow it to cover its expenses. Notwithstanding the foregoing, to the extent that additional funds are required, the Company anticipates receiving such funds in the form of advancements from current shareholders without issuance of additional shares or other securities, or through the private placement of restricted securities rather than through a public offering.

       The Company does not currently contemplate making a Regulation S offering.

      The Company may also seek to compensate providers of services by issuances of stock in lieu of cash. For information as to the Company's policy in regard to payment for consulting services, see "Certain Relationships and Transactions."

Year 2000 Compliance

     Year 2000 issues are not currently material to the Company's business, operations or financial condition, and the Company does not currently anticipate that it will incur any material expenses to remediate Year 2000 issues it may encounter. However, Year 2000 issues may become material to the Company following its completion of a business combination transaction. In that event, the Company will be required to adopt a plan and a budget for addressing such issues.

ITEM 7. FINANCIAL STATEMENTS.

3.   RELATED PARTY TRANSACTIONS

As of the date hereof, Seema Wasil and Rahul Rametra , two of the officers and directors of the Company, are the owners of 29,000 shares of its common stock, constituting approximately 2% of the Company's issued and outstanding shares. Ms. Wasil and Mr. Rametra are the daughter and nephew of Surinder Rametra, who owns 34% of the issued and outstanding shares of the Company and who provides the office space for the Company, and Nirmala Rametra who owns 11% of the issued and outstanding shares of the Company.

4.   INCOME TAXES

The Company has a Federal net operating loss carryforwards of approximately $72,083 expiring in the year 2019. The tax benefit of this net operating losses is approximately $13,021 and has been offset by a full allowance for realization. This carryforward may be limited upon the consummation of a business combination under IRC Section 381. For the period ended December 31, 1999 the valuation allowance increased by $12,473.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
           FINANCIAL DISCLOSURE.

       The Company has had no change in, or disagreements with, it's independent accountant since the date of inception.

                                   Part III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
           COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

       The directors and executive officers currently serving the Company are as follows:

Name                       Age              Position(s) held
----                       ---              ------------------------
Konrad C. Kim              29               President, Director

Seema Wasil                30               Secretary, Director

Rahul Rametra              27               Director

       The directors named above will serve until the next annual meeting of the Company's stockholders. Thereafter, directors will be elected for one year terms at the annual stockholders' meeting. Officers will hold their positions at the pleasure of the board of directors, absent any employment agreement, of which none currently exists or is contemplated. There is no arrangement or understanding between any of the directors or officers of the Company and any other person pursuant to which any director or officer was or is to be selected as a director or officer.

       The directors and officers will devote their time to the Company's affairs on an "as needed" basis, which, depending on the circumstances, could amount to as little as two hours per month, or more than forty hours per month, but more than likely will fall within the range of five to ten hours per month.

Biographical Information

       Konrad C. Kim- received a Bachelor of Science degree from the University of Wisconsin in 1992. From 1995 - 1997 he was a Consultant Systems Administrator for SONY Entertainment, Columbia House, and The Village Voice newspaper. From 1997 - 1999 he was a Technical Systems Analyst at Moody's Investor's Services. Since 1999 he has been a Systems Engineer at Gateway.com.

       Seema Wasil- earned a Bachelors Degree in Accounting from Hofstra University in 1991 and a Masters Degree in Special Education from Hofstra in 1993. From 1995 to 1998 she worked in the Accounting and Public Relations departments of Atec Group, Inc. a publicly traded Company. From 1999 to the present, she has been a Vice-President of Stern Capital Partners, Ltd, a private consulting firm.

       Rahul Rametra- received a Bachelors Degree from State University of New York, Stony Brook in 1995, and earned a Masters Degree in Finance from C.W. Post University in 1998. He has been employed by ATEC Group, Inc. since 1995 and is currently a sales representative for Atec Group, Inc. and Chief Operating Officer of Nexar, Inc. a subsidiary of Atec Group, Inc.

Compliance with Section 16(a) of the Exchange Act.

         Seema Wasil and Rahul Rametra were each required to file an Initial Statement of Beneficial ownership of Securities on Form 3 at the time of the registration of the Company's securities under Section 12(g) of the Act. Neither of them made a timely filing on Form 3. They have each represented to the Company that they will complete all required filings under Section 16(a) on or before December 31, 2000.

ITEM 10.  EXECUTIVE COMPENSATION.

       No officer or director received any remuneration from the Company during the fiscal year. Until the Company acquires additional capital, it is not intended that any officer or director will receive compensation from the Company other than reimbursement for out-of-pocket expenses incurred on behalf of the Company. See "Certain Relationships and Related Transactions." The Company has no stock option, retirement, pension, or profit-sharing programs for the benefit of directors, officers or other employees, but the Board of Directors may recommend adoption of one or more such programs in the future.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

       The following table sets forth, as of the end of the Company's most recent fiscal year, the number of shares of Common Stock owned of record and beneficially by executive officers, directors and persons who hold 5.0% or more of the outstanding Common Stock of the Company. Also included are the shares held by all executive officers and directors as a group.

Name and                            Number of Shares            Percent of
Address                             Owned Beneficially          Class Owned
-----------------------------------------------------------------------------

Surinder Rametra                      475,000(4)          34%
27 Riesling Ct
Commack, NY 11725

Beresford Overseas Limited            300,000             21%
P.O. Box 174
St. James Chambers
Athol Street
Douglas, Isle of Man 1M99 1PP

Nirmala Rametra(1)                    152,000(4)           11%
27 Riesling Court
Commack, NY 11725

Seema Wasil(2)                         27,000(2)           ***
27 Riesling Court
Commack, NY 11725

Rahul Rametra                           2,000(3)          ***
209 Crombie Street
Huntington Station, NY 11746

All Directors and                      29,000              2%
Executive officers (3)persons)

*** Less than 1%

(1)  Nirmala Rametra is the wife of Surinder Rametra.

(2)  Seema   Wasil  is  the   Secretary   and   Director   of   Southern   Group
International,Inc., and is the daughter of Surinder Rametra and Nirmala Rametra.

(3) Rahul Rametra is a Director of Southern Group International, Inc., and the nephew of Surinder Rametra and Nirmala Rametra.

(4) Does not include 57,000 shares held by S&N Associates, Inc. a corporation of which Surinder Rametra and Nirmala Rametra are the sole shareholders.

All of the above disclaim any beneficial ownership in shares owned by family members.

Changes in Control

         A change in control of the Company will probably occur upon consummation of a business combination, which is anticipated to involve significant change in ownership of stock of the company, membership of the board of directors. The extent of any such change or control in ownership or board composition cannot be predicted at this time.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Indemnification of Officers and Directors

       As permitted by Florida law, the Company's Articles of Incorporation provide that the Company will indemnify its directors and officers against expenses and liabilities they incur to defend, settle, or satisfy any civil or criminal action brought against them on account of their being or having been Company directors or officers unless, in any such action, they are adjudged to have acted with gross negligence or willful misconduct. Insofar as indemnification for liabilities arising under the Securities Act of 1933 may be permitted to directors, officers or persons controlling the Company pursuant to the foregoing provisions, the Company has been informed that, in the opinion of the Securities and Exchange Commission, such indemnification is against public policy as expressed in that Act and is, therefore, unenforceable.

Conflicts of Interest

       None of the officers of the Company will devote more than a portion of his time to the affairs of the Company. There will be occasions when the time requirements of the Company's business conflict with the demands of the officers' other business and investment activities. Such conflicts may require that the Company attempt to employ additional personnel. There is no assurance that the services of such persons will be available or that they can be obtained upon terms favorable to the Company.

       Each  of  the  Company's   officers  and  directors  also  are  officers,
directors, or both of several other corporations. These companies may be in direct competition with the Company for available opportunities.

       Company management, and the other principal shareholders of the Company, intend to actively negotiate or otherwise consent to the purchase of a portion of their common stock as a condition to, or in connection with, a proposed merger or acquisition transaction. Members of management acquired their shares for services rendered at a price of $0.001 per share, and the total purchase price for all presently issued and outstanding shares. It is anticipated that a substantial premium may be paid by the purchaser in conjunction with any sale of shares by officers, directors or affiliates of the Company which is made as a condition to, or in connection with, a proposed merger or acquisition transaction. The fact that a substantial premium may be paid to Company officers, directors and affiliates to acquire their shares creates a conflict of interest for them and may compromise their state law fiduciary duties to the Company's other shareholders. In making any such sale, Company officers, directors and affiliates may consider their own personal pecuniary benefit rather than the best interests of the Company and the Company's other shareholders, and the other shareholders are not expected to be afforded the opportunity to approve or consent to any particular buy-out transaction involving shares held by members of Company management.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

       (a)  The Exhibits listed below are filed as part of this Annual Report.

Exhibit No.     Document
------------    ---------------

 3.1 Articles of Incorporation (incorporated by reference from Registration Statement on Form 10-SB filed with the Securities and Exchange Commission on June 25, 1999).

3.2 Bylaws (incorporated by reference from Registration Statement on Form 10-SB filed with the Securities and Exchange
                Commission on June 25, 2000).

27              Financial Data Schedule

       (b) No reports on Form 8-K were filed by the Company during the year ended December 31, 1999.

SIGNATURES

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: December 15, 2000

                                          SOUTHERN GROUP INTERNATIONAL, INC.



                                          By:      s/s Konrad C. Kim
                                             -----------------------------------
                                             Konrad C. Kim, President, Director



                                          By:      s/s Seema Wasil
                                             -----------------------------------
                                             Seema Wasil, Secretary, Director

                                          By:      s/s Rahul Rametra
                                             -----------------------------------
                                             Rahul Rametra, Director

                       SOUTHERN GROUP INTERNATIONAL, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                              FINANCIAL STATEMENTS

                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998
               AND FOR THE PERIOD AUGUST 10, 1995 (INCEPTION) TO
                               DECEMBER 31, 1999

                               TABLE OF CONTENTS








                                                                        Page No.
                                                                        --------
AUDITOR'S REPORT....................................................       F-1

FINANCIAL STATEMENTS

     Balance sheets.................................................       F-2

     Statements of Operations.......................................       F-3

     Statements of Changes in Stockholders' Equity..................       F-4

     Statements of Cash Flows.......................................       F-5

     Notes to Financial Statements..................................       F-6

                              STEWART H. BENJAMIN
                       CERTIFIED PUBLIC ACCOUNTANT, P.C.
                              27 SHELTER HILL ROAD
                              PLAINVIEW, NY 11803
                                    -------
                           TELEPHONE: (516) 933-9781
                           FACSIMILE: (516) 827-1203


                          INDEPENDENT AUDITOR'S REPORT



To the Board of Directors and Stockholders
Southern Group International, Inc.
Hauppauge, New York

I have audited the accompanying balance sheets of Southern Group International, Inc. (a development stage company) as of December 31, 1999 and 1998, and the related statements of operations, stockholders' equity and cash flows for the years then ended and for the period from August 10, 1995 (inception), to December 31, 1999. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audits.

I conducted my audits in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Southern Group International, Inc. as of December 31, 1999 and 1998, and the results of its operations and cash flows for the years then ended and from August 10, 1995 (inception), to December 31, 1999, in conformity with generally accepted accounting principles.

/s/ Stewart H. Benjamin
---------------------------
Stewart H. Benjamin
Certified Public Accountant, P.C.


Plainview, New York
February 4, 2000
(except for Note 3, as to
which date is July 26, 2000)

                       SOUTHERN GROUP INTERNATIONAL, INC.
                          (A Development Stage Company)
                                 Balance Sheets

                                     ASSETS

                                                                                              December 31,
                                                                                       1999                  1998
                                                                                   --------------        --------------

Current assets


    Cash                                                                          $         1,976       $         2,396
    Securities available-for-sale  (Notes 1 & 2)                                           29,531                    --
    Loan receivable, related party (Note 3)                                                    --                51,634
                                                                                   --------------        --------------

                                                                                  $        31,507       $        54,030
                                                                                   ==============        ==============




                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities

    Loan payable (Note 4)                                                         $         2,831       $        54,419
    Loans payable, related parties (Note 5)                                                15,039                    --
    Accrued expenses                                                                           --                   200
                                                                                   --------------        --------------

Total liabilities                                                                          17,870                54,619
                                                                                   --------------        --------------


Stockholders' equity (deficit)
    Preferred stock, $.0001 par value, 10,000,000 shares
        authorized and zero shares issued and outstanding                                      --                    --
    Common stock, $.0001 par value, 80,000,000 shares
        authorized and 1,245,800 shares issued and outstanding
        in 1999 and 645,800 in 1998                                                           125                    65
    Additional paid-in capital                                                             62,939                 2,999
    Deficit accumulated during the development stage                                      (72,083)               (3,653)
    Unrealized gain on marketable securities                                               22,656                    --
                                                                                   --------------        --------------

Total stockholders' equity (deficit)                                                       13,637                  (589)
                                                                                   --------------        --------------

                                                                                  $        31,507       $        54,030
                                                                                   ==============        ==============








The  accompanying  notes  are  an  integral  part  of the financial statements.

                       SOUTHERN GROUP INTERNATIONAL, INC.

                          (A Development Stage Company)

                            Statements of Operations


                                                                                                    Aug. 10, 1995
                                                   Year Ended               Year Ended             (inception) to
                                                December 31,             December 31,               December 31,
                                                      1999                     1998                     1999
                                                ------------------       ------------------       -----------------

Costs and expenses
    General and administrative:

        Bank charges                           $               675      $               957      $             1,632
        Filing fees                                            250                      350                      600
        Edgar filing service fees                              740                       --                      740
        Legal fees                                          10,000                      500                   10,500
        Accounting fees                                      1,725                      375                    2,100
        Transfer agent fees                                    750                    1,610                    2,360
        Miscellaneous                                           --                       --                       64
                                                ------------------       ------------------       ------------------

Total costs and expenses                                    14,140                    3,792                   17,996
                                                ------------------       ------------------       ------------------


Other income (expenses)
    Impairment of investment in related party              (50,000)                      --                  (50,000)
    Interest income                                             --                      833                       --
    Interest expense                                        (3,457)                    (630)                  (4,087)
                                                ------------------       ------------------       ------------------

Total other income (expenses)                              (53,457)                     203                  (54,087)
                                                ------------------       ------------------       ------------------

Net loss                                       $           (67,597)     $            (3,589)     $           (72,083)
                                                ==================       ==================       ==================

Loss per common share                          $             (.065)     $             (.006)
                                                ==================       ==================


Weighted average common shares outstanding               1,041,964                  644,386
                                                ==================       ==================


















The accompanying notes are an integral part of the financial statements.

                       SOUTHERN GROUP INTERNATIONAL, INC.
                          (A Development Stage Company)
                  Statements of Changes in Stockholders' Equity

      Period from August 10, 1995 (Date of Inception), to December 31, 1999

                                                                                                    Deficit           Unrealized
                                                       Common stock             Additional        Accumulated          Gain on
                                          ---------------------------------      Paid-in             From            Marketable
                                              Shares            Amount            Capital          Inception          Securities
                                          ---------------   ---------------    --------------    ---------------    ---------------


Balances, August 10, 1995                              --  $             --   $            --   $             --   $             --
    Issuance of common stock                      642,800                64                --                 --                 --
    Net loss for the period                                                                                  (64)
                                          ---------------   ---------------    --------------    ---------------    ---------------
Balances, December 31, 1995                       642,800                64                --                (64)                --
The Company was inactive
  during 1996                                          --                --                --                 --                 --
                                          ---------------   ---------------    --------------    ---------------    ---------------
Balances, December 31, 1996                       642,800                64                --                (64)                --
The Company was inactive
  during 1997                                          --                --                --                 --                 --
                                          ---------------   ---------------    --------------    ---------------    ---------------
Balances, December 31, 1997                       642,800                64                --                (64)                --
    Issuance of common stock                        3,000                 1             2,999                 --                 --
    Net loss                                                                                              (3,589)
                                          ---------------   ---------------    --------------    ---------------    ---------------
Balances, December 31, 1998                       645,800                65             2,999             (3,653)                --
    Prior period adjustment                            --                --                --               (833)                --
    Sale of common stock                          297,500                30            29,720                 --                 --
    Shareholders loans converted to stock         233,750                23            23,352                 --                 --
    Common stock issued for marketable
       securities, valued at $.10 per share        68,750                 7             6,868                 --                 --
    Change in unrealized gain on
       marketable securities                           --                --                --                 --             22,656
    Net loss                                                                                             (67,597)
                                          ---------------   ---------------    --------------    ---------------    ---------------
Balances, December 31, 1999                     1,245,800  $            125   $        62,939   $        (72,083)  $         22,656
                                          ===============   ===============    ==============    ===============    ===============









The accompanying  notes are an integral part of the financial statements.

                       SOUTHERN GROUP INTERNATIONAL, INC.
                          (A Development Stage Company)
                            Statements of Cash Flows

                                                                                                                   Aug. 10, 1995
                                                                  Year Ended               Year Ended             (inception) to
                                                                 December 31,             December 31,             December 31,
                                                                     1999                     1998                     1999
                                                               ------------------       ------------------       ------------------

CASH FLOWS FROM OPERATING ACTIVITIES
    Net loss                                                   $          (67,597)      $           (3,589)      $          (71,250)
    Adjustments to reconcile net loss to net
         cash used in operating activities
         Impairment loss on related party receivable                       50,000                      --                    50,000
         Changes in assets and liabilities
            Increase (decrease) in accrued expenses                          (200)                     200                       --
                                                               ------------------       ------------------       ------------------

   NET CASH USED IN OPERATING ACTIVITIES                                  (17,797)                  (3,389)                 (21,250)
                                                               ------------------       ------------------       ------------------

CASH FLOWS FROM INVESTING ACTIVITIES
    Increase in loans receivable, related party                                --                  (51,633)                 (51,633)
    Decrease in loans receivable, related party                               800                       --                      800
                                                               ------------------       ------------------       ------------------

   NET CASH USED IN INVESTING ACTIVITIES                                      800                  (51,633)                 (50,833)
                                                               ------------------       ------------------       ------------------

CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from short-term debt                                          38,860                   58,654                   99,082
    Repayment of short-term debt                                          (52,033)                  (4,236)                 (57,837)
    Proceeds from issuance of common stock                                 29,750                    3,000                   32,814
                                                               ------------------       ------------------       ------------------

   NET CASH PROVIDED BY FINANCING ACTIVITIES                               16,577                   57,418                   74,059
                                                               ------------------       ------------------       ------------------

NET INCREASE (DECREASE) IN CASH                                              (420)                   2,396                    1,976

CASH - BEGINNING OF YEAR                                                    2,396                       --                       --
                                                               ------------------       ------------------       ------------------

CASH - END OF YEAR                                            $             1,976      $             2,396      $             1,976
                                                               ==================       ==================       ==================


SUPPLEMENTAL DISCLOSURES:
    Cash paid during the year for interest                    $             2,493      $               630      $             3,123
                                                                =================       ==================       ==================
    Cash paid during the year for income taxes                $                --      $                --      $                --
                                                                =================       ==================       ==================
    Change in unrealized gain on marketable securities        $            22,656      $                --      $            22,656
                                                                =================       ==================       ==================
    Common stock issued for marketable securities             $             6,875      $                --      $             6,875
                                                                =================       ==================       ==================
    Conversion of shareholders loans to capital stock         $           (23,375)     $                --      $           (23,375)
                                                                =================       ==================       ==================










The accompanying notes are an integral part of the financial statements.

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


As shown in the financial statements, as of December 31, 1999, the Company has incurred an accumulated deficit of $72,083. The Company's continued existence is dependent on its ability to generate sufficient cash flow to meet its obligations on a timely basis. Accordingly, the financial statements do not include any adjustments that might be necessary should the Company be unable to continue in existence. The Company has been exploring sources to obtain additional equity or debt financing. The Company has also indicated its intention to participate in one or more as yet unidentified business ventures, which management will select after reviewing the business opportunities for their profit or growth potential.


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

                       SOUTHERN GROUP INTERNATIONAL, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements

Loss Per Common Share

Loss per common share is computed by dividing the net loss by the weighted average shares outstanding during the period.

Note 2 - Securities Available-For-Sale

The amortized cost and fair value of securities available-for-sale at December 31, 1999 are as follows:

         Amortized cost                                  $     6,875
         Gross unrealized gain                                22,656
                                                           ---------
         Fair value                                      $    29,531
                                                          ==========


Securities available-for-sale consists of 8,750 common shares of Yournet Inc., which is traded on the OTC Bulletin Board. The Company sold no securities during the year ended December 31, 1999.


Note 3 - Loan Receivable, Related Party


On October 27, 1998 the Company made a short-term loan of $50,000 with proceeds from a bank line-of-credit to a Hungarian company that is wholly owned by a U.S. corporation in which certain stockholders of the Company own an equity interest. The purpose of the loan was to provide working capital to the Hungarian company. The loan is uncollateralized, provides for interest at a rate of 8% per annum and is due on June 30, 2000. The Company has received no payments from the related party loan as of December 31, 1999. Therefore, the loan balance of $50,000 was charged to operations in 1999 and the accrued interest receivable of $833 was deducted from the opening balance deficit accumulated during the development stage.


Note 4 - Loan Payable

The Company has a bank line-of-credit which provides borrowings up to $75,000. The line-of-credit is guaranteed by a stockholder of the Company, and principal and interest on advances are payable monthly at the bank prime rate plus 1%. The line-of-credit is due to expire in October 2001. There was an outstanding balance on this line-of-credit of $2,832 at December 31, 1999, which the Company has repaid on February 25, 2000. Interest expense related to the bank line-of-credit was $2,493 during the year ended December 31, 1999.

                       SOUTHERN GROUP INTERNATIONAL, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements

Note 5 - Loans Payable - Stockholders


Loans of $37,450 were received from certain stockholders during the year ended December 31, 1999, proceeds of which were used to repay a portion of the bank line-of-credit. Stockholders' loans totaling $23,375 were converted to equity as a result of a resolution adopted by the board of directors on May 5, 1999, whereby 600,000 shares of restricted common stock were issued for an aggregate consideration of $60,000. The loans provide for interest at a rate of 8% and are due on January 31, 2000. Pursuant to a resolution by the board of directors on June 29, 2000, the loans and accrued interest totaling $15,640 were converted to equity. The stockholders received 156,400 shares of common stock, valued at $.10 per share. Interest expense related to the stockholders' loans was $2,153 during the year ended December 31, 1999.


Note 6 - Common Stock Transactions

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