Form 10QSB
period 2001-03-31
SOUTHERN GROUP INTERNATIONAL INC
filed 2001-08-20
CIK 1089575

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   Form 10-QSB

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        For Quarter ended March 31, 2001

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from              to
                                        --------------  --------------

                           Commission File No 0-26509
                                              -------

                       SOUTHERN GROUP INTERNATIONAL, INC.
         ---------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

            Florida                                            65-06001212
 ------------------------------                          ----------------------
(State or other jurisdiction of                         (IRS Employer ID Number)
 incorporation or organization)

                      69 Mall Drive, Comack, New York 11725
                     --------------------------------------
                    (Address of principal executive offices)

                                 (631) 543-2800
                            Issuer's Telephone Number

                      69 Mall Drive, Comack, New York 11725
    -------------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report)

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.

                           Yes                      No  X
                              -----                   -----

As of March 31, 2001, the issuer had 2,092,200 shares of common stock, par value $.0001 per share issued and outstanding.

                                     PART I

Item 1. Financial Statements


                       SOUTHERN GROUP INTERNATIONAL, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                                 MARCH 31, 2001


                                     INDEX


                                                                     Page No.
                                                                     --------


INDEPENDENT ACCOUNTANTS' REVIEW REPORT                                  3

BALANCE SHEETS
        March 31, 2001 and December 31, 2000                            4

STATEMENTS OF OPERATIONS
        For the Three Months Ended March 31, 2001
          and 2000 and for the Period August 10, 1995
          (Date of Inception) to March 31, 2001                         5

STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIENCY
  AND COMPREHENSIVE LOSS
        For the Period August 10, 1995 (Date of Inception)
          to March 31, 2001                                             6

STATEMENTS OF CASH FLOWS
        For the Three Months Ended March 31, 2001
          and 2000 and for the Period August 10, 1995
          (Date of Inception) to March 31, 2001                         7

NOTES TO FINANCIAL STATEMENTS                                           8

                        LIVINGSTON, WACHTELL & CO., LLP
                          CERTIFIED PBULIC ACCOUNTANTS
                          1140 AVENUE OF THE AMERICAS
                            NEW YORK, NY 10036-5803



                     INDEPENDENT ACCOUNTANTS' REVIEW REPORT
                     --------------------------------------

Bord of Directors and Stockholders
Southern Group International, Inc.
(A Development Stage Company)
Commack, New York

We have reviewed the accompanying balance sheet of SOUTHERN GROUP INTERNATIONAL, INC. (A Development Stage Company) as of March 31, 2001 and the related statements of operations, changes in stockholders' deficiency and cash flows for the three months ended March 31, 2001 and 2000 and from August 10, 1995
(Date of Inception) to March 31, 2001. All information included in these financial statements is the representation and responsibility of the management of SOUTHERN GROUP INTERNATIONAL, INC. (A Development Stage Company). We did not review the financial statements of SOUTHERN GROUP INTERNATIONAL, INC. for the period August 10, 1995 (date of inception) to September 30, 2000. The financial statement amounts of the statements of operations, cash flows and changes in stockholders' deficiency for such prior periods are encompassed in the cumulative financial statements for the period August 10, 1995 (date of inception) to March 31, 2001. The financial statements for all periods prior to October 1, 2000 were reviewed by other auditors, and our opinion, insofar as it relates to amounts for the period from inception to March 31, 2001, included in the cumulative totals for the statements of operations, cash flows and changes in stockholders' deficiency, is based solely on the reports of the other auditors.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review consists principally of inquiries of company personnel and analytical procedures applied to financial data. It is substantially less in scope than an examination in accordance with generally accepted reviewing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with generally accepted accounting principles.

The balance sheet as of December 3, 2000, has been included for comparative purposes only. The financial statements for the year ended December 31, 2000 were audited by us and we expressed an unqualified opinion on them in our report dated May 25, 2001, but we have not performed any auditing procedures since that date.

                                        /s/  Livingston, Wachtell & Co., LLP

New York, New York
June 18, 2001



                            SOUTHERN GROUP INTERNATIONAL, INC.
                               (A DEVELOPMENT STAGE COMPANY)

                                      BALANCE SHEETS

                           MARCH 31, 2001 AND DECEMBER 31, 2000





                                          ASSETS
                                          ------

                                                               MARCH 31,      DECEMBER 31,
                                                                2 0 0 1         2 0 0 0
                                                               ---------       ---------
CURRENT ASSETS
      Cash                                                     $   6,506       $  10,011
                                                               ---------       ---------
              TOTAL ASSETS                                     $   6,506       $  10,011
                                                               ---------       =========


                         LIABILITIES AND STOCKHOLDERS' DEFICIENCY
                         ----------------------------------------

CURRENT LIABILITIES:

      Accrued Expenses                                         $  13,434       $  84,694
                                                               ---------       ---------
              TOTAL LIABILITIES                                   13,434          84,694
                                                               ---------       ---------

STOCKHOLDERS' DEFICIENCY

      Preferred stock - $.0001 par value,
          10,000,000 Shares Authorized,
          -0- Shares Issued and Outstanding
      Common Stock - $ .0001 Par Value,                             --              --
          80,000,000 Shares Authorized,
          2,092,200 and 1,402,200 Shares Issued and
          Outstanding in March 31, 2001 and December 31,
               2000, respectively                                    210             141
      Additional Paid-in Capital                                 147,494          78,563
      Deficit Accumulated During the Development Stage          (154,632)       (153,387)
                                                               ---------       ---------
              TOTAL STOCKHOLDERS' DEFICIENCY                      (6,928)        (74,683)
                                                               ---------       ---------
              TOTAL LIABILITIES AND STOCKHOLDERS'
                 DEFICIENCY                                    $   6,506       $  10,011
                                                               =========       =========


                                            4



                                 SOUTHERN GROUP INTERNATIONAL, INC.
                                    (A DEVELOPMENT STAGE COMPANY)

                                      STATEMENTS OF OPERATIONS

                            FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND
                               2000 AND FOR THE PERIOD AUGUST 10, 1995
                                (DATE OF INCEPTION) TO MARCH 31, 2001




                                              THREE               THREE           AUGUST 10, 1995
                                              MONTHS              MONTHS        (DATE OF INCEPTION)
                                              ENDED               ENDED                 TO
                                             MARCH 31,           MARCH 31,           MARCH 31,
                                               2001                2000                2001
                                               ----                ----                ----
INCOME                                     $      --           $      --           $      --

COST AND EXPENSES
   General and Administrative Expenses:
     Consulting Fees                              --                  --                74,000
     Bank Charges                                    5                  43               1,698
     Filing Fees                                  --                   300                 900
     Edgar Filing Service Fees                    --                   305               3,618
     Legal Fees                                    240                --                20,556
     Accounting Fees                             1,000               1,250              12,850
     Transfer Agent Fees                          --                  --                 3,460
     Miscellaneous                                --                  --                    64
                                           -----------         -----------         -----------
Total Cost and Expenses                          1,245               1,898             117,146
                                           -----------         -----------         -----------
Operating Loss                                  (1,245)             (1,898)           (117,146)
                                           -----------         -----------         -----------
Other Income (Expenses)
     Impairment Loss on Related
         Party Receivable                         --                  --               (50,000)
     Interest Income                              --                    52                 164
     Interest Expense                             --                  (351)             (4,739)
     Gain on Sale of Marketable Security          --                10,801              17,089
                                           -----------         -----------         -----------
Total Other Income (Expenses)                     --                10,502             (37,486)
                                           -----------         -----------         -----------
NET PROFIT (LOSS)                          $    (1,245)        $     8,604         $  (154,632)
                                           ===========         ===========         ===========
PROFIT (LOSS) PER COMMON SHARE             $    (.0008)        $    0.0069         $    (.1544)
                                           ===========         ===========         ===========
WEIGHTED AVERAGE COMMON
     SHARES OUTSTANDING                      1,632,200           1,245,800           1,001,402
                                           ===========         ===========         ===========

                                                 5



                                            SOUTHERN GROUP INTERNATIONAL, INC.
                                               (A DEVELOPMENT STAGE COMPANY)
                                     STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIENCY
                                                  AND COMPREHENSIVE LOSS

                                               FOR THE PERIOD AUGUST 10, 1995
                                           (DATE OF INCEPTION) TO MARCH 31, 2001


                                                                                 Deficit
                                                  Common Stock                 Accumulated     Accumulated
                                               $.0001 Par Value    Additional   During the       Other
                                               ----------------      Paid-In   Development   Comprehensive  Comprehensive
                                             Shares      Amount      Capital      Stage          Income         Loss
                                            ---------   ---------   ---------   ---------      ---------      ---------
Balances, August 10, 1995                        --     $    --     $    --     $    --        $    --             --

   Issuance of Common Stock                   642,800          64        --          --             --             --

   Net Loss for the Period                       --          --          --           (64)          --             --
                                            ---------   ---------   ---------   ---------      ---------      ---------
Balances - December 31, 1995                  642,800          64        --           (64)          --             --

The Company was inactive during 1996             --          --          --          --             --             --
                                            ---------   ---------   ---------   ---------      ---------      ---------
Balances, December 31, 1996                   642,800          64        --           (64)

The Company was inactive during 1997             --          --          --          --             --             --
                                            ---------   ---------   ---------   ---------      ---------      ---------
Balances - December 31, 1997                  642,800          64        --           (64)          --             --

   Sale of Common Stock                         3,000           1       2,999        --             --             --

   Net Loss                                      --          --          --        (3,589)          --             --
                                            ---------   ---------   ---------   ---------      ---------      ---------
Balances - December 31, 1998                  645,800          65       2,999      (3,653)          --             --

   Prior Period Adjustments                      --          --          --          (833)          --             --

   Sale of Common Stock                       297,500          30      29,720        --             --             --

   Shareholders Loans Converted to Stock      233,750          23      23,352        --             --             --

   Common Stock Issued for Marketable
     Securities, Valued at $.10 Per Share      68,750           7       6,868        --             --             --

     Net Loss                                    --          --          --       (67,597)          --        $ (67,597)

     Unrealized Gain on Marketable
        Securities                               --          --          --          --           22,656         22,656
                                            ---------   ---------   ---------   ---------      ---------      ---------
Comprehensive Loss                               --          --          --          --             --        $ (44,941)
                                                                                                              =========
Balances - December 31, 1999                1,245,800         125      62,939     (72,083)        22,656           --
Shareholders' Loan Converted to Stock,
   Valued at $.10 Per Share                   156,400          16      15,624        --             --             --

     Net Loss                                    --          --          --       (81,304)          --        $ (81,304)
     Change in Unrealized Gain on
        Marketable Securities                    --          --          --          --          (22,656)       (22,656)
                                            ---------   ---------   ---------   ---------      ---------      ---------
Comprehensive Loss                               --          --          --          --             --        $(103,960)
                                                                                                              =========
Balances - December 31, 2000                1,402,200         141      78,563    (153,387)          --             --

Common Stock Issued for Consulting
   Services, Valued at $.00 Per Share         690,000          69      68,931        --             --             --

     Net Loss                                    --          --          --        (1,245)          --             --
                                            ---------   ---------   ---------   ---------      ---------      ---------
Balances - March 31, 2001                   2,092,200   $     210   $ 147,494   $(154,632)     $    --             --
                                            =========   =========   =========   =========      =========      =========


                                                            6




                                     SOUTHERN GROUP INTERNATIONAL, INC.
                                        (A DEVELOPMENT STAGE COMPANY)

                                          STATEMENTS OF CASH FLOWS

                                FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND
                                   2000 AND FOR THE PERIOD AUGUST 10, 1995
                                    (DATE OF INCEPTION) TO MARCH 31, 2001


                                                                THREE           THREE       AUGUST 10, 1995
                                                                MONTHS          MONTHS         (DATE OF
                                                                 ENDED           ENDED       INCEPTION) TO
                                                               MARCH 31,       MARCH 31,       MARCH 31,
                                                                 2001            2000            2001
                                                                 ----            ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES
     Net Profit (Loss)                                        $  (1,245)      $   8,604       $(154,632)
     Adjustments to Reconcile Net Income (Loss) to
         Net Cash Used in Operating Activities:
              Realized Gain on Sale of Available-for Sale
                  Securities                                       --           (10,801)        (17,089)
              Impairment Loss on Related Party Receivable          --              --            50,000
              Changes in Assets and Liabilities:
                  Increase (Decrease) in Accrued Expenses        (2,260)           --            82,434
                                                              ---------       ---------       ---------
     NET CASH USED IN OPERATING ACTIVITIES                       (3,505)         (2,197)        (39,287)
                                                              ---------       ---------       ---------
CASH FLOWS FROM INVESTING ACTIVITIES
     Proceeds from Sale of Available-for-Sale Securities           --            14,729          23,965
     Increase in Loan Receivable, Related Party                    --              --           (50,800)
     Decrease in Loan Receivable, Related Party                    --              --               800
                                                              ---------       ---------       ---------
     NET CASH PROVIDED BY (USED IN) INVESTING
         ACTIVITIES                                                --            14,729         (26,035)
                                                              ---------       ---------       ---------
CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from Short-term Debt                                 --               300          99,682
     Repayment of Short-term Debt                                  --            (2,831)        (60,668)
     Proceeds from Issuance of Common Stock                        --              --            32,814
                                                              ---------       ---------       ---------
     NET CASH PROVIDED BY (USED IN)
         FINANCING ACTIVITIES                                      --            (2,531)         71,828
                                                              ---------       ---------       ---------
NET INCREASE (DECREASE) IN CASH                                  (3,505)         10,001           6,506

CASH - Beginning of Period                                       10,011           1,976            --
                                                              ---------       ---------       ---------
CASH - End of Period                                          $   6,506       $  11,977       $   6,506
                                                              =========       =========       =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
   INFORMATION:
     Cash Paid During the Period for Interest                 $    --         $     351       $   3,774
                                                              =========       =========       =========
     Cash Paid During the Period for Income Taxes             $    --         $    --         $    --
                                                              =========       =========       =========
     Supplemental Schedule of Noncash Investing
         and Financing Activities
         Unrealized Gain on Marketable Securities             $    --         $ (20,210)      $    --
                                                              =========       =========       =========
         Common Stock Issued for Marketable Securities        $    --         $    --         $   6,875
                                                              =========       =========       =========
         Conversion of Shareholders' Loans to Capital Stock   $    --         $    --         $  39,015
                                                              =========       =========       =========


                                                      7

                       SOUTHERN GROUP INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 2001



 The accompanying unreviewed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000.


1.   THE COMPANY, MANAGEMENT DISCUSSION AND PLAN OF OPERATION

     On August 10, 1995, Southern Group International, Inc. (the "Company"), formerly Future Vision Products, Inc. and Hydrogen Technology, Inc., were incorporated under the laws of the State of Florida. The Company is seeking entities to acquire or merge with, in order to complete its business plan.


     LIQUIDITY AND CAPITAL RESOURCES

     The Company remains in the development stage and for the three months ended
         March 31, 2001, has experienced no significant change in liquidity, capital resources or stockholders' equity other than the receipt of proceeds for its operating expenses. Substantially all of such funds have been used to pay expenses incurred by the Company.

     The Company intends to seek to carry out its plan of business of seeking to complete a merger or business acquisition transaction. In order to do so, it will require additional capital to pay ongoing expenses.


     RESULTS OF OPERATIONS

     During the three months ended December 31, 2001, the Company has engaged in no significant operations other than the acquisition of capital for general and administrative expenses and registration of its securities under the Securities Exchange Act of 1934. During this period, the Company received no operating revenues. General and administrative expense consists primarily of professional fees.


     NEED FOR ADDITIONAL FINANCING

     The Company's existing capital will not be sufficient to meet the Company's cash needs, including complying with its continuing reporting obligation under the Securities Exchange Act of 1934. Accordingly, additional capital will be required.

                       SOUTHERN GROUP INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 2001



1.   THE COMPANY, MANAGEMENT DISCUSSION AND PLAN OF OPERATION (Continued)


     STATEMENT OF CASH FLOWS

     The Company considers all highly liquid debt instruments purchased with maturity of three months or less to be cash equivalents. During the three months ended March 31, 2001, the Company paid no interest or taxes.


     START-UP COSTS

     The Company adopted the provisions of the American Institute of Certified
         Public Accountants' Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities". SOP provides guidance on the financial reporting of start-up and organization costs and requires such costs to be expensed as incurred.

     The start-up costs consist principally of professional and consulting fees.


     NET LOSS PER COMMON SHARE

     The net loss per common share is computed by dividing the net loss for the period by the weighted average number of shares outstanding at March 31, 2001.


     USE OF ESTIMATES

     The preparation of the accompanying financial statements, in conformity with generally accepted accounting principles, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from those estimates.


     SIGNIFICANT ESTIMATES

     Several areas require significant management estimates relating to uncertainties for which it is reasonably possible that there will be a material change in the near term. The significant area requiring the use of management estimates related to accrued expenses and the fair value price per share.

                       SOUTHERN GROUP INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 2001



1.   THE COMPANY, MANAGEMENT DISCUSSION AND PLAN OF OPERATION (Continued)


     INCOME TAXES

     The Company is currently in a development stage and has not yet commenced an active trade or business. The Company did not provide any current or deferred federal or state income tax provision or benefit for any of the periods presented because to date, as it has experienced operating losses. The Company has a federal net operating loss carryforward of approximately $155,000 expiring in the years 2010 through 2020. The tax benefit of this net operating loss, based on an effective tax rate of 40%, is approximately $62,000 and has been offset by a full allowance for business combination under IRC Section 381. For the three months ended March 31, 2001, based on an effective tax rate of 40%, the valuation allowance increased by $498.


2.   SECURITIES AVAILABLE FOR SALE

     Securities available for sale consist of marketable equity securities not classified as either held-to-maturity or trading securities. Securities available for sale are stated at fair value, and unrealized holding gains and losses are reported as a separate component of stockholders' equity as accumulated other comprehensive income in 1999.

     Dividends on marketable equity securities are recognized in income when declared. Realized gains and losses are determined on the basis of the actual cost of the securities sold.

     Securities available for sale at December 31, 1999 consisted of 8,750 shares of Yournet Inc., which is traded on the OTC Bulletin Board. During the year ended December 31, 2000, the Company sold all the securities available for sale for total proceeds of $23,965 resulting in gross realized gains of $17,089.


3.   LOAN PAYABLE

     The Company has a bank line of credit, which provides borrowings up to $75,000. The line of credit is guaranteed by a stockholder of the Company, and principal and interest on advances is payable monthly at the bank prime rate plus 1%. The line of credit is due to expire in October 2001. The Company has fully repaid the bank line of credit on February 25, 2000. Interest expense related to the bank line of credit was $51 during the year ended December 31, 2000.

                       SOUTHERN GROUP INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 2001



4.   LOANS PAYABLE - STOCKHOLDERS

     Due to cash flow problems loans were received from certain stockholders to repay the bank's line of credit and provide working capital. Stockholders' loans totaling $23,375 and $15,640 were converted to equity as a result of resolutions adopted by the Board of Directors on May 5, 1999 and June 29, 2000, respectively. The stockholders agreed to accept a total of 390,150 shares of the Company's $.0001 par value restricted common stock in full settlement of the Company's obligation of $39,015. The fair market value of the shares issued were determined by management to be $.10 per share and accordingly, no gain or loss on these stockholders' debt to equity conversions has been recorded in the statements of operations for the years ended December 31, 2000 and 1999. There was no public market for the Company's stock on these dates of stock issuance.


5.   COMMON STOCK TRANSACTIONS - RELATED PARTIES

     Pursuant to a resolution adopted by the Board of Directors on March 1, 2001 for related party services performed in 2000, the Company issued 690,000 shares of restricted common stock to certain shareholders at a price of $.10 per share, for an aggregate consideration of $69,000 which includes $64,000 of consulting fees and $5,000 of directors fees. The price of $.10 per share, which exceeds the book value per share, was determined as the fair value by management at March 1, 2001, as there was no public market for the stock.


6.   RELATED PARTY TRANSACTIONS

     During the fourth fiscal quarter of 1999, the Company determined that the carrying value of a loan receivable from F-PAC International, Inc. ("F-PAC"), a related party, of $50,000 and $833 out of accrued interest receivable totaling $7,100 was impaired in accordance with SFAS 118 and was written down to its fair value. Fair value, which was determined by reference to the present value of the estimated future cash in flows of such receivables, was less than their carrying value by $50,833. An impairment loss of that amount (included in other expenses) was charged to operations in 1999.

     On June 29, 2000, the Company received 571,000 shares of restricted common stock of F-PAC International, Inc. ("F-PAC"), a related party, as full settlement of a loan receivable from F-PAC of $57,100 (including accrued interest of $100). The fair market value per share at the date of settlement, $.10 per share, was determined by F-PAC's management at the date of conversion.

     This investment is being held principally for the purpose of selling it in the near term and is being classified accordingly as a trading security. Trading securities are recorded at fair value on the balance sheet in current assets, with the change in fair value during the period included in earnings.

     As of March 31, 2001 and December 31, 2000, the fair market value per share could not be reliably measured, because the stock is not actively traded and therefore, was reported on the Company's balance sheet at $- 0 -.

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

                                     PART II

Item 6.  Exhibits and reports on Form 8-K

         (a) The exhibits required to be filed herewith by Item 601 of regulation S-B, as described in the following index of exhibits, are incorporated herein by reference, as follows:

Exhibit No.       Description
---------         ----------------------------------------------------------
3(i).1            Articles of Incorporation of Southern Group International,
                  Inc.(1)

3(ii).1           By-Laws of Southern Group International, Inc. (1)


(1) Incorporated by reference from the Form 10-SB filed by the Company on June 25, 1999.
-----------

         (b) No Reports on Form 8-K were filed during the quarter ended March 31, 2001

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated August 13, 2001

                                            SOUTHERN GROUP INTERNATIONAL, INC.


                                            By:  s/s  Konrad C. Kim,
                                               --------------------------------
                                                      Konrad C. Kim, President