Form 10QSB
period 2001-06-30
SOUTHERN GROUP INTERNATIONAL INC
filed 2001-08-20
CIK 1089575

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   Form 10-QSB

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         For Quarter ended June 30, 2001

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

    For the transition period from                  to
                                   -----------------   -----------------

                           Commission File No 0-26509
                                              -------

                       SOUTHERN GROUP INTERNATIONAL, INC.
         ---------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

       Florida                                               65-06001212
---------------------------------                        ----------------------
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

                           Yes               No    X
                              ------            ------

As of June 30, 2001, the issuer had 2,092,200 shares of common stock, par value $.0001 per share issued and outstanding.

                                     PART I

Item 1. Financial Statements

                       SOUTHERN GROUP INTERNATIONAL, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                                 JUNE 30, 2001


                                     INDEX


                                                                     Page No.
                                                                     --------


INDEPENDENT ACCOUNTANTS' REVIEW REPORT                                  3

BALANCE SHEETS
        June 30, 2001 and December 31, 2000                             4

STATEMENTS OF OPERATIONS
        For the Three and Six Months Ended June 30, 2001
          and 2000 and for the Period August 10, 1995
          (Date of Inception) to June 30, 2001                          5

STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIENCY
  AND COMPREHENSIVE LOSS
        For the Period August 10, 1995 (Date of Inception)
          to June 30, 2001                                              6

STATEMENTS OF CASH FLOWS
        For the Three and Six Months Ended June 30, 2001
          and 2000 and for the Period August 10, 1995
          (Date of Inception) to June 30, 2001                          7

NOTES TO FINANCIAL STATEMENTS                                           8

                        LIVINGSTON, WACHTELL & CO., LLP
                          CERTIFIED PBULIC ACCOUNTANTS
                          1140 AVENUE OF THE AMERICAS
                            NEW YORK, NY 10036-5803



                     INDEPENDENT ACCOUNTANTS' REVIEW REPORT
                     --------------------------------------

Bord of Directors and Stockholders
Southern Group International, Inc.
(A Development Stage Company)
Commack, New York

We have reviewed the accompanying balance sheet of SOUTHERN GROUP INTERNATIONAL, INC. (A Development Stage Company) as of June 30, 2001 and the related statements of operations, changes in stockholders' deficiency and cash flows for the three and six months ended June 30, 2001 and 2000 and from August 10, 1995 (Date of Inception) to June 30, 2001. All information included in these financial statements is the representation and responsibility of the management of SOUTHERN GROUP INTERNATIONAL, INC. (A Development Stage Company). We did not review the financial statements of SOUTHERN GROUP INTERNATIONAL, INC. for the period august 10, 1995 (date of inception) to September 30, 2000. The financial statement amounts of the statements of operations, cash flows and changes in stockholders' deficiency for such prior periods are encompassed in the cumulative financial statements for the period August 10, 1995 (date of inception) to June 30, 2001. The financial statements for all periods prior to October 1, 2000 were reviewed by other auditors, and our opinion, insofar as it relates to amounts for the period from inception to June 30, 2001, included in the cumulative totals for the statements of operations, cash flows and changes in stockholders' deficiency, is based solely on the reports of the other auditors.

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

                                        /s/  Livingston, Wachtell & Co., LLP

New York, New York
August 9, 2001




                              SOUTHERN GROUP INTERNATIONAL, INC.
                                 (A DEVELOPMENT STAGE COMPANY)

                                        BALANCE SHEETS

                              JUNE 30, 2001 AND DECEMBER 31, 2000





                                            ASSETS
                                            ------

                                                                 JUNE 30,              DECEMBER 31,
                                                                  2 0 0 1                 2 0 0 0
                                                                  -------                 -------
CURRENT ASSETS

      Cash                                                       $   1,395               $  10,011
                                                                 ---------               ---------

              TOTAL ASSETS                                       $   1,395               $  10,011
                                                                 ---------               =========



                           LIABILITIES AND STOCKHOLDERS' DEFICIENCY
                           ----------------------------------------

CURRENT LIABILITIES:

      Accrued Expenses                                           $  10,434               $  84,694
                                                                 ---------               ---------

              TOTAL LIABILITIES                                     10,434                  84,694
                                                                 ---------               ---------

STOCKHOLDERS' DEFICIENCY

      Preferred stock - $.0001 par value,
          10,000,000 Shares Authorized,
          -0- Shares Issued and Outstanding
      Common Stock - $ .0001 Par Value,                               --                      --
          80,000,000 Shares Authorized,
          2,092,200 and 1,402,200 Shares Issued and
          Outstanding in June 30, 2001 and December 31,
               2000, respectively                                      210                     141
      Additional Paid-in Capital                                   147,494                  78,563
      Deficit Accumulated During the Development Stage            (156,743)               (153,387)
                                                                 ---------               ---------

              TOTAL STOCKHOLDERS' DEFICIENCY                        (9,039)                (74,683)
                                                                 ---------               ---------

              TOTAL LIABILITIES AND STOCKHOLDERS'
                 DEFICIENCY                                      $   1,395               $  10,011
                                                                 =========               =========





                                             SOUTHERN GROUP INTERNATIONAL, INC.
                                                (A DEVELOPMENT STAGE COMPANY)

                                                  STATEMENTS OF OPERATIONS

                                        FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2001
                                           AND 2000 AND FOR THE PERIOD AUGUST 10, 1995
                                               (DATE OF INCEPTION) TO JUNE 30, 2001


                                                                                                                AUGUST 10,
                                                                                                                  1995
                                          THREE           THREE                SIX             SIX              (DATE OF
                                          MONTHS          MONTHS             MONTHS           MONTHS            INCEPTION)
                                          ENDED           ENDED               ENDED           ENDED                 TO
                                         JUNE 30,        JUNE 30,           JUNE 30,         JUNE 30,            JUNE 30,
                                           2001            2000               2001             2000                2001
                                           ----            ----               ----             ----                ----

INCOME                                $      --         $      --         $      --         $      --         $      --

COST AND EXPENSES
   General and Administrative
     Expenses:
     Consulting Fees                         --                --                --                --              74,000
     Bank Charges                              26              --                  31                42             1,724
     Filing Fees                             --                --                --                 300               900
     Edgar Filing Service Fees               --                --                --                 305             3,618
     Legal Fees                              --                --                 240              --              20,556
     Accounting Fees                        2,000              --               3,000              --              14,850
     Transfer Agent Fees                     --                --                --                --               3,460
     Miscellaneous                             85              --                  85             1,250               149
                                      -----------       -----------       -----------       -----------       -----------

Total Cost and Expenses                     2,111              --               3,356             1,897           119,257
                                      -----------       -----------       -----------       -----------       -----------

Operating Loss                             (2,111)             --              (3,356)           (1,897)         (119,257)

Other Income (Expenses)
     Impairment Loss on
         Related Party
         Receivable                          --                --                --                --             (50,833)
     Interest Income                         --                  30              --                  81               164
     Interest Expense                        --                (301)             --                (652)           (3,906)
     Gain on Sale of
         Marketable Security                 --               6,288              --              17,089            17,089
                                      -----------       -----------       -----------       -----------       -----------


Total Other Income
     (Expenses)                              --               6,017              --              16,518           (37,486)
                                      -----------       -----------       -----------       -----------       -----------

NET (LOSS) INCOME                     $    (2,111)      $     6,017       $    (3,356)      $    14,621       $  (156,743)
                                      ===========       ===========       ===========       ===========       ===========

INCOME (LOSS) PER
     COMMON SHARE                     $   (0.0010)      $    0.0048       $   (0.0018)      $     .0117       $    (.1496)
                                      ===========       ===========       ===========       ===========       ===========

WEIGHTED AVERAGE
     COMMON SHARES
     OUTSTANDING                        2,092,200         1,247,519         1,863,471         1,247,519         1,047,549
                                      ===========       ===========       ===========       ===========       ===========






                                             SOUTHERN GROUP INTERNATIONAL, INC.
                                                (A DEVELOPMENT STAGE COMPANY)
                                     STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIENCY
                                                  AND COMPREHENSIVE LOSS

                                                FOR THE PERIOD AUGUST 10, 1995
                                             (DATE OF INCEPTION) TO JUNE 30, 2001

                                                                                          Deficit
                                                    Common Stock                        Accumulated   Accumulated
                                                  $.0001 Par Value        Additional     During the       Other
                                                  ----------------          Paid-In     Development   Comprehensive    Comprehensive
                                                Shares        Amount        Capital       Stage          Income            Loss
                                                ------        ------        -------    -----------    -------------    -------------

Balances, August 10, 1995                          --      $      --     $      --     $      --      $      --

   Issuance of Common Stock                     642,800             64          --            --             --

   Net Loss for the Period                         --             --            --             (64)          --
                                            -----------    -----------   -----------    -----------    -----------
Balances - December 31, 1995                    642,800             64          --             (64)          --

The Company was inactive during 1996               --             --            --            --             --
                                            -----------    -----------   -----------    -----------    -----------
Balances, December 31, 1996                     642,800             64          --             (64)

The Company was inactive during 1997               --             --            --            --             --
                                            -----------    -----------   -----------    -----------    -----------
Balances - December 31, 1997                    642,800             64          --             (64)          --

   Sale of Common Stock                           3,000              1         2,999          --             --

   Net Loss                                        --             --            --          (3,589)          --
                                            -----------    -----------   -----------    -----------    -----------
Balances - December 31, 1998                    645,800             65         2,999        (3,653)          --

   Prior Period Adjustments                        --             --            --            (833)          --

   Sale of Common Stock                         297,500             30        29,720          --             --

   Shareholders Loans Converted to Stock        233,750             23        23,352          --             --

   Common Stock Issued for Marketable
     Securities, Valued at $.10 Per Share        68,750              7         6,868          --             --

     Net Loss                                      --             --            --         (67,597)          --      $   (67,597)

     Unrealized Gain on Marketable
        Securities                                 --             --            --            --           22,656         22,656
                                            -----------    -----------   -----------   -----------    -----------    -----------
Comprehensive Loss                                                                                                   $   (44,941)
                                                                                                                     ===========
Balances - December 31, 1999                  1,245,800            125        62,939       (72,083)        22,656
Shareholders' Loan Converted to Stock,
   Valued at $.10 Per Share                     156,400             16        15,624          --             --

     Net Loss                                      --             --            --         (81,304)   $   (81,304)
     Change in Unrealized Gain on
        Marketable Securities                      --             --            --            --          (22,656)       (22,656)
                                            -----------    -----------   -----------   -----------    -----------    -----------
Comprehensive Loss                                                                                                   $  (103,960)
                                                                                                                     ===========
Balances - December 31, 2000                  1,402,200            141        78,563      (153,387)          --

Common Stock Issued for Consulting
   Services, Valued at $.10 Per Share           690,000             69        68,931          --             --

     Net Loss                                      --             --            --          (3,356)          --
                                            -----------    -----------   -----------    -----------    -----------

Balances - June 30, 2001                      2,092,200    $       210   $   147,494   $  (156,743)   $      --
                                            ===========    ===========   ===========    ===========    ===========



                                                  SOUTHERN GROUP INTERNATIONAL, INC.
                                                    (A DEVELOPMENT STAGE COMPANY)

                                                     STATEMENTS OF CASH FLOWS

                                        FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2001 AND
                                              2000 AND FOR THE PERIOD AUGUST 10, 1995
                                                (DATE OF INCEPTION) TO JUNE 30, 2001

                                                                                                                  AUGUST 10,
                                                                                                                    1995
                                                         THREE           THREE          SIX          SIX          (DATE OF
                                                         MONTHS         MONTHS         MONTHS       MONTHS        INCEPTION)
                                                         ENDED           ENDED         ENDED         ENDED            TO
                                                        JUNE 30,       JUNE 30,       JUNE 30,      JUNE 30,       JUNE 30,
                                                          2001           2000           2001          2000           2001
                                                          ----           ----           ----          ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES
   Net Profit (Loss)                                   $  (2,111)     $   6,017      $  (3,356)     $  14,621      $(156,743)
   Adjustments to Reconcile Net Income (Loss)
      to Net Cash Used in Operating Activities:
   Realized Gain on Sale of Available-for
      Sale of Securities                                    --           (6,288)          --          (17,089)       (17,089)
   Impairment Loss on Related Party Receivable              --             --             --             --           50,000
   Changes in Assets and Liabilities:
      Increase (Decrease) in Accrued Expenses             (3,000)          --          (74,260)          --           79,434
                                                       ---------      ---------      ---------      ---------      ---------

NET CASH USED IN OPERATING ACTIVITIES                     (5,111)          (271)       (77,616)        (2,468)       (44,398)

CASH FLOWS FROM INVESTING ACTIVITIES
   Proceeds from Sale of Available-for-Sale
      Securities                                            --            9,236           --           23,965         23,965
   Increase in Loan Receivable, Related Party               --             --             --             --          (50,800)
   Decrease in Loan Receivable, Related Party               --             --             --             --              800
                                                       ---------      ---------      ---------      ---------      ---------

   NET CASH PROVIDED BY (USED IN)
       INVESTING ACTIVITIES                                 --            9,236           --           23,965        (26,035)
                                                       ---------      ---------      ---------      ---------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from Short-term Debt                            --              300           --              600         99,682
   Repayment of Short-term Debt                             --             --             --           (2,831)       (60,668)
   Proceeds from Issuance of Common Stock                   --             --           69,000           --           32,814
                                                       ---------      ---------      ---------      ---------      ---------

   NET CASH PROVIDED BY (USED IN)
      FINANCING ACTIVITIES                                  --              300         69,000         (2,231)        71,828
                                                       ---------      ---------      ---------      ---------      ---------

NET INCREASE (DECREASE) IN CASH                           (5,111)         9,265         (8,616)        19,266          1,395

CASH - Beginning of Period                                 6,506         11,977         10,011          1,976           --
                                                       ---------      ---------      ---------      ---------      ---------

CASH - End of Period                                   $   1,395      $  21,242      $   1,395      $  21,242      $   1,395
                                                       =========      =========      =========      =========      =========

SUPPLEMENTAL DISCLOSURE OF
 CASH FLOW INFORMATION:
   Cash Paid During the Period for Interest            $    --        $    --        $    --        $     652      $   3,774
                                                       =========      =========      =========      =========      =========
   Cash Paid During the Period for Income Taxes        $    --        $    --        $    --        $    --        $    --
                                                       =========      =========      =========      =========      =========
   Supplemental Schedule of Noncash Investing
      and Financing Activities
      Unrealized Gain on Marketable Securities         $    --        $    --        $    --        $ (22,656)     $    --
                                                       =========      =========      =========      =========      =========
      Common Stock Issued for Marketable
         Securities                                    $    --        $    --        $    --        $    --        $   6,875
                                                       =========      =========      =========      =========      =========
      Conversion of Shareholders' Loans to
         Capital Stock                                 $    --        $    --        $    --        $ (15,640)     $  39,015
                                                       =========      =========      =========      =========      =========

                                                              7

                       SOUTHERN GROUP INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

                                  JUNE 30, 2001



The accompanying unreviewed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000.


1.   THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     On August 10, 1995, Southern Group International, Inc. (the "Company"), formerly Future Vision Products, Inc. and Hydrogen Technology, Inc., were incorporated under the laws of the State of Florida. The Company is seeking entities to acquire or merge with, in order to complete its business plan.


     LIQUIDITY AND CAPITAL RESOURCES

     The Company remains in the development stage and for the three months ended
       June 30, 2001, has experienced no significant change in liquidity, capital resources or stockholders' equity other than the receipt of proceeds for its operating expenses. Substantially all of such funds have been used to pay expenses incurred by the Company.

     The Company intends to seek to carry out its plan of business of seeking to complete a merger or business acquisition transaction. In order to do so, it will require additional capital to pay ongoing expenses.


     RESULTS OF OPERATIONS

     During the three months ended June 30, 2001, the Company has engaged in no significant operations other than the acquisition of capital for general and administrative expenses and registration of its securities under the Securities Exchange Act of 1934. During this period, the Company received no operating revenues. General and administrative expense consists primarily of professional fees.


     NEED FOR ADDITIONAL FINANCING

     The Company's existing capital will not be sufficient to meet the Company's cash needs, including complying with its continuing reporting obligation under the Securities Exchange Act of 1934. Accordingly, additional capital will be required.

                       SOUTHERN GROUP INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

                                  JUNE 30, 2001



1.   THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)


     STATEMENT OF CASH FLOWS

     The Company considers all highly liquid debt instruments purchased with maturity of three months or less to be cash equivalents. During the three and six months ended June 30, 2001, the Company paid no interest or taxes.


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


     NET INCOME (LOSS) PER COMMON SHARE

     The net income (loss) per common share is computed by dividing the net income (loss) for the period by the weighted average number of shares outstanding at June 30, 2001.


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

                       SOUTHERN GROUP INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

                                  JUNE 30, 2001




1.   THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)


     INCOME TAXES

     The Company is currently in a development stage and has not yet commenced an active trade or business. The Company did not provide any current or deferred federal or state income tax provision or benefit for any of the periods presented because to date, as it has experienced operating losses. The Company has a federal net operating loss carryforward of approximately $157,000 expiring in the years 2010 through 2020. The tax benefit of this net operating loss, based on an effective tax rate of 40%, is approximately $63,000 and has been offset by a full allowance for business combination under IRC Section 381. For the three months ended June 30, 2001, based on an effective tax rate of 40%, the valuation allowance increased by $844.


2.   SECURITIES AVAILABLE FOR SALE

     Securities available for sale consist of marketable equity securities not classified as either held-to-maturity or trading securities. Securities available for sale are stated at fair value, and unrealized holding gains and losses are reported as a separate component of stockholders' equity as accumulated other comprehensive income in 1999. At December 31, 2000, the balance in accumulated other comprehensive income was $-0-.

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


3.   LOAN PAYABLE

     The Company has a bank line of credit, which provides borrowings up to $75,000. The line of credit is guaranteed by a stockholder of the Company, and principal and interest on advances is payable monthly at the bank prime rate plus 1%. The line of credit is due to expire in October 2001. The Company had fully repaid the bank line of credit on February 25, 2000. Interest expense related to the bank line of credit was $51 during the year ended December 31, 2000.

                       SOUTHERN GROUP INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

                                  JUNE 30, 2001



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

     On June 29, 2000, the Company received 571,000 shares of restricted common stock of F-PAC International, Inc. ("F-PAC"), a related party, as full settlement of the loan receivable from F-PAC. The fair market value per share at the date of settlement, $.10 per share, was determined by F-PAC's management at the date of conversion.

     This investment is being held principally for the purpose of selling it in the near term and is being classified accordingly as a trading security. Trading securities are recorded at fair value on the balance sheet in current assets, with the change in fair value during the period included in earnings.

     As of June 30, 2001 and December 31, 2000, the fair market value per share could not be reliably measured, because the stock is not actively traded and therefore, the F-PAC stock was reported on the Company's balance sheet at $- 0 -. The carrying value of the loan receivable from F-PAC, at December 31, 2000 was also $-0-.

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

                                     PART II

Item 6.  Exhibits and reports on Form 8-K

          (a) The exhibits required to be filed herewith by Item 601 of regulation S-B, as described in the following index of exhibits, are incorporated herein by reference, as follows:

Exhibit No.       Description
-----------       --------------------------------------------------------------
3(i).1            Articles of Incorporation of Southern Group International,
                  Inc.(1)

3(ii).1           By-Laws of Southern Group International, Inc. (1)


(1) Incorporated by reference from the Form 10-SB filed by the Company on June 25, 1999.

-----------

          (b) On April 5, 2001, the Company filed a Form 8-K and on April 20, 2001 the Company filed an amended Form 8-KA disclosing termination of its relationship with its independent certified accountant, Stuart H. Benjamin, P.C., and announding appointment of its new certified public accountants.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated August 17, 2001

                                      SOUTHERN GROUP INTERNATIONAL, INC.


                                      By:  /s/  Konrad C. Kim
                                         ---------------------------------------
                                                Konrad C. Kim, President