Form 10KSB/A
period 1999-12-31
SOUTHERN GROUP INTERNATIONAL INC
filed 2001-11-01
CIK 1089575

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               Amended Form 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended December 31, 1999

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _________________ to _________________

     Commisison file number 0-26509

                       SOUTHERN GROUP INTERNATIONAL, INC.
                     (Name of small business in its charter)

                  Florida                                   65-06001272
              ----------------                           ----------------
(State or other jurisdiction of Incorporation    (IRS Employer Identification #)

                                  69 Mall Drive
                                  -------------
            Address of Principal Executive Office (street and number)

                             Commack, New York 11725
                             -----------------------
                            City, State and Zip Code

Issuer's telephone number:  (631) 543-2800
Securities registered under Section 12(b) of the Act:
Title of each class   N/A
Securities to be registered under Section 12(g) of the Act:

                          Common Stock $.001 par value
                                (Title of Class)

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

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked priced of such stock, as of a specified date within the past 60 days (See definition of affiliate in Rule 12b-2):$-0-

Note: If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated.

(Issuers involved in bankruptcy proceedings during the past five years):

Check whether the issuer has filed alldocuments and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
Yes ___ No ___

(Applicable only to corporate registrants) State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 2,092,200 as of September 30, 2001.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of the security holders of the Company during the fiscal years which ended December 31, 1999 and December 31, 2000, nor in the nine month period ended September 30, 2001.

                                     Part II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     There has been no established public trading market for the Company's securities since its inception on August 10, 1995. However, the Company's securities are traded on the National Quotation Bureau pink sheets with no bid and no offer. The Company's trading symbol is SGPI. As of September 30, 2001 there were 2,092,200 shares outstanding, and the Company has 65 shareholders of record. No dividends have been paid to date and the Company's Board of directors does not anticipate paying dividends in the foreseeable future.

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

     For the fiscal year ending December 31, 2000, the Company incurred a loss as a result of expenses associated with compliance with the reporting requirements of the Securities Exchange Act of 1934, and expenses associated with locating and evaluating acquisition candidates. The Company anticipates that until a business combination is completed with an acquisition candidate, it will not generate revenues. It may also continue to operate at a loss after completing a business combination, depending upon the performance of the acquired business.

     For the fiscal year ending December 31, 2001, the Company anticipates incurring a loss as a result of expenses associated with compliance with the reporting requirements of the Securities Exchange Act of 1934, and expenses associated with locating and evaluating acquisition candidates. The Company anticipates that until a business combination is completed with an acquisition candidate, it will not generate revenues. It may also continue to operate at a loss after completing a business combination, depending upon the performance of the acquired business.

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

4.   INCOME TAXES

     The Company has a Federal net operating loss carryforward of approximately $72,083 expiring in the year 2019. The tax benefit of this net operating losses is approximately $13,021 and has been offset by a full allowance for realization. This carryforward may be limited upon the consummation of a business combination under IRC Section 381. For the period ended December 31, 1999 the valuation allowance increased by $12,473.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     On April 3, 2001, the Company filed a Form 8-K disclosing termination of its relationship with its independent certified public accountant Stewart H. Benjamin, P.C., and announcing appointment of Grant Thornton,LLP ("Grant") as the Company's new accountants. Although interviews with Grant took place, Grant was never engaged as the Company's independent certified public accountant. Accordingly, the disclosure of the engagement of Grant by the Company's management in the Company's April 3, 2001 Form 8-K was erroneous.

     On April 10, 2001, the Company engaged the accounting firm of Livingston, Wachtell & Co., LLP ("Livingston") as its independent public accountants to audit the Company's financial statements beginning with fiscal year ending December 31, 2000, and to review the Company's interim financial statements beginning with fiscal quarter ended March 31, 2000. The appointment of Livingston as the Company's independent public accountants was approved by the Company's Board of Directors.

     Prior to the appointment of Livingston, the Company did not consult with Livingston on any matter of accounting principles or practices, financial statment disclosure or auditing scope or procedure.

     There were no disagreements with Stewart H. Benjamin, P.C. on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure.

                                    Part III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

     The directors and executive officers currently serving the Company are as follows:

Name                       Age              Position(s) held
----                       ---              ----------------
Konrad C. Kim              31               President, Director

Seema Wasil                30               Secretary, Director

Rahul Rametra              28               Director

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

Compliance with Section 16(a) of the Exchange Act.

     Seema Wasil and Rahul Rametra were each required to file an Initial Statement of Beneficial ownership of Securities on Form 3 at the time of the registration of the Company's securities under Section 12(g) of the Act. Neither of them made a timely filing on Form 3. They have each represented to the Company that they will complete all required filings under Section 16(a) on or before December 31, 2001.

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

Name and                          Number of Shares            Percent of
Address                          Owned Beneficially          Class Owned
--------------------------------------------------------------------------------

Surinder Rametra                      553,200(4)                 26.4%
27 Riesling Ct
Commack, NY 11725

Beresford Overseas Limited            300,000                    14.3%
P.O. Box 174
St. James Chambers
Athol Street
Douglas, Isle of Man 1M99 1PP

Stern Capital Partners LLC            300,000                    14.3%
170 East 88th Street
New York, NY 10128

Mid-Continental Securities Corp.      300,000                    14.3%
713 Pineside Lane
Naples, FLA 34107

Nirmala Rametra(1)                    152,000(4)                  7.3%
27 Riesling Court
Commack, NY 11725

Seema Wasil(2)                         47,000(2)                  2.2%
27 Riesling Court
Commack, NY 11725

Rahul Rametra                          22,000(3)                  1.1%
209 Crombie Street
Huntington Station, NY 11746

Konrad C. Kim                          10,000                     ***
69 Mall Drive
Commack, NY

All Directors and                      79,000                     3.8%
Executive officers (3)persons)

*** Less than 1%

----------
(1) Nirmala Rametra is the wife of Surinder Rametra.

(2) Seema Wasil is the Secretary and Director of Southern Group International, Inc., and is the daughter of Surinder Rametra and Nirmala Rametra.

(3) Rahul Rametra is a Director of Southern Group International, Inc., and the nephew of Surinder Rametra and Nirmala Rametra.

(4) Does not include 57,000 shares held by S&N Associates, Inc. a corporation of which Surinder Rametra and Nirmala Rametra are the sole shareholders.

(5) Phillip Scales and Arthur Crowther, both of whom reside in the Isle of Man, are the sold record and beneficial shareholders of Beresford Overseas Limited.

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

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

     (a) The Exhibits listed below are filed as part of this Annual Report.

Exhibit No.    Document
-----------    ----------------

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

Dated: October 24, 2001

                                          SOUTHERN GROUP INTERNATIONAL, INC.



                                          By: /s/ Konrad C. Kim
                                          ---------------------
                                          Konrad C. Kim, President, Director



                                          By: /s/ Seema Wasil
                                          -------------------
                                          Seema Wasil, Secretary, Director



                                          By: /s/ Rahul Rametra
                                          ---------------------
                                          Rahul Rametra, Director

                               STEWART H. BENJAMIN
                        CERTIFIED PUBLIC ACCOUNTANT, P.C.
                              27 SHELTER HILL ROAD
                               PLAINVIEW, NY 11803

                            TELEPHONE: (516) 933-9781
                            FACSIMILE: (516) 827-1203


                          INDEPENDENT AUDITOR'S REPORT
                          ----------------------------


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

As discussed in Note 7 to the financial statements, an understatement in deficit was previously reported as of December 31, 1998 and accordingly, these financial statements are restated to correct that understatement.



/s/ Stewart H. Benjamin
-----------------------
Stewart H. Benjamin
Certified Public Accountant, P.C.

Plainview, New York
July 26, 2000
(except for Note 7, as to
which the date is October 11, 2001)


                          SOUTHERN GROUP INTERNATIONAL, INC.
                             (A Development Stage Company)
                                    Balance Sheets


                                        ASSETS
                                        ------

                                                                      December 31,
                                                                   1999        1998 *
                                                                 --------    --------

Current assets
    Cash                                                         $  1,976    $  2,396
    Securities available-for-sale  (Notes 1 & 2)                   29,531        --
    Loans receivable, related party (Note 3)                         --        50,801
                                                                 --------    --------

                                                                 $ 31,507    $ 53,197
                                                                 ========    ========



                    LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                    ----------------------------------------------

Current liabilities
    Loan payable (Note 4)                                        $  2,831    $ 54,419
    Loans payable, related parties (Note 5)                        15,039        --
    Accrued expenses                                                 --           200
                                                                 --------    --------

Total liabilities                                                  17,870      54,619
                                                                 --------    --------

Stockholders' equity (deficit)
    Preferred stock, $.0001 par value, 10,000,000 shares
        authorized and zero shares issued and outstanding            --          --
    Common stock, $.0001 par value, 80,000,000 shares
        authorized and 1,245,800 shares issued and outstanding
        in 1999 and 645,800 in 1998                                   125          65
    Additional paid-in capital                                     62,939       2,999
    Deficit accumulated during the development stage              (72,083)     (4,486)
    Unrealized gain on marketable securities                       22,656        --
                                                                 --------    --------

Total stockholders' equity (deficit)                               13,637      (1,422)
                                                                 --------    --------

                                                                 $ 31,507    $ 53,197
                                                                 ========    ========


*  Restated to present prior period adjustment in 1998.


       The accompanying notes are an integral part of the financial statements.

                                       F-2

                               SOUTHERN GROUP INTERNATIONAL, INC.
                                  (A Development Stage Company)
                                    Statements of Operations


                                                                                   Aug. 10, 1995
                                                Year Ended        Year Ended      (inception) to
                                                December 31,      December 31,      December 31,
                                                   1999              1998 *            1999
                                                -----------       -----------       -----------
Costs and expenses
    General and administrative:
        Bank charges                            $       675       $       957       $     1,632
        Filing fees                                     250               350               600
        Edgar filing service fees                       740              --                 740
        Legal fees                                   10,000               500            10,500
        Accounting fees                               1,725               375             2,100
        Transfer agent fees                             750             1,610             2,360
        Miscellaneous                                  --                --                  64
                                                -----------       -----------       -----------

Total costs and expenses                             14,140             3,792            17,996
                                                -----------       -----------       -----------

Other income (expenses)
    Impairment of investment in related party       (50,000)             --             (50,000)
    Interest income                                    --                --                --
    Interest expense                                 (3,457)             (630)           (4,087)
                                                -----------       -----------       -----------

Total other income (expenses)                       (53,457)             (630)          (54,087)
                                                -----------       -----------       -----------

Net loss                                        $   (67,597)      $    (4,422)      $   (72,083)
                                                ===========       ===========       ===========

Loss per common share                           $     (.065)      $     (.007)
                                                ===========       ===========

Weighted average common shares outstanding        1,041,964           644,386
                                                ===========       ===========


*  Restated to present prior period adjustment in 1998.


            The accompanying notes are an integral part of the financial statements.

                                               F-3

                                     SOUTHERN GROUP INTERNATIONAL, INC.
                                        (A Development Stage Company)
                                Statements of Changes in Stockholders' Equity
                    Period from August 10, 1995 (Date of Inception), to December 31, 1999



                                                                                     Deficit      Unrealized
                                                  Common stock         Additional  Accumulated     Gain on
                                            ------------------------    Paid-in       From        Marketable
                                              Shares        Amount      Capital     Inception     Securities
                                            ----------    ----------   ----------   ----------    ----------
Balances, August 10, 1995                         --      $     --     $     --     $     --      $     --

    Sale of common stock                       642,800            64         --           --            --

    Net loss for the period                       --            --           --            (64)         --
                                            ----------    ----------   ----------   ----------    ----------

Balances, December 31, 1995                    642,800            64         --            (64)         --

The Company was inactive
  during 1996                                     --            --           --           --            --
                                            ----------    ----------   ----------   ----------    ----------

Balances, December 31, 1996                    642,800            64         --            (64)         --

The Company was inactive
  during 1997                                     --            --           --           --            --
                                            ----------    ----------   ----------   ----------    ----------

Balances, December 31, 1997                    642,800            64         --            (64)         --

    Sale of common stock                         3,000             1        2,999         --            --

    Net loss                                      --            --           --         (3,589)         --
                                            ----------    ----------   ----------   ----------    ----------

Balances, December 31, 1998,
  as previously reported                       645,800            65        2,999       (3,653)         --

    Prior period adjustment                       --            --           --           (833)         --
                                            ----------    ----------   ----------   ----------    ----------

Balances, December 31, 1998 - Restated         645,800            65        2,999       (4,486)         --

    Sale of common stock                       297,500            30       29,720         --            --

    Shareholders loans converted to stock      233,750            23       23,352         --            --

    Common stock issued for marketable
    securities, valued at $.10 per share        68,750             7        6,868         --            --

    Change in unrealized gain on
    marketable securities                         --            --           --           --          22,656

    Net loss                                      --            --           --        (67,597)         --
                                            ----------    ----------   ----------   ----------    ----------

Balances, December 31, 1999                  1,245,800    $      125   $   62,939   $  (72,083)   $   22,656
                                            ==========    ==========   ==========   ==========    ==========


                  The accompanying notes are an integral part of the financial statements.



                                          SOUTHERN GROUP INTERNATIONAL, INC.
                                            (A Development Stage Company)
                                               Statements of Cash Flows


                                                                                                     Aug. 10, 1995
                                                                Year Ended          Year Ended       (inception) to
                                                                ecember 31,        December 31,       December 31,
                                                                   1999                1998 *            1999
                                                                -----------       -------------     ---------------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net loss                                                    $(67,597)          $ (4,422)          $(72,083)
    Adjustments to reconcile net loss to net
         cash used in operating activities
         Impairment loss on related party receivable              50,000               --               50,000
         Changes in assets and liabilities
            Increase (decrease) in accrued expenses                 (200)               200               --
                                                                --------           --------           --------

   NET CASH USED IN OPERATING ACTIVITIES                         (17,797)            (4,222)           (22,083)
                                                                --------           --------           --------

CASH FLOWS FROM INVESTING ACTIVITIES
    Increase in loans receivable, related party                     --              (50,800)           (50,800)
    Decrease in loans receivable, related party                      800               --                  800
                                                                --------           --------           --------

   NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES                  800            (50,800)           (50,000)
                                                                --------           --------           --------

CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from short-term debt                                 38,860             58,654             99,082
    Repayment of short-term debt                                 (52,033)            (4,236)           (57,837)
    Proceeds from issuance of common stock                        29,750              3,000             32,814
                                                                --------           --------           --------

   NET CASH PROVIDED BY FINANCING ACTIVITIES                      16,577             57,418             74,059
                                                                --------           --------           --------

NET INCREASE (DECREASE) IN CASH                                     (420)             2,396              1,976

CASH - BEGINNING OF YEAR                                           2,396               --                 --
                                                                --------           --------           --------

CASH - END OF YEAR                                              $  1,976           $  2,396           $  1,976
                                                                ========           ========           ========




SUPPLEMENTAL DISCLOSURES:
    Cash paid during the year for interest                      $  2,493           $    630           $  3,123
                                                                ========           ========           ========
    Cash paid during the year for income taxes                  $   --             $   --             $   --
                                                                ========           ========           ========
    Change in unrealized gain on marketable securities          $ 22,656           $   --             $ 22,656
                                                                ========           ========           ========
    Common stock issued for marketable securities               $  6,875           $   --             $  6,875
                                                                ========           ========           ========
    Conversion of shareholders loans to capital stock           $(23,375)          $   --             $(23,375)
                                                                ========           ========           ========



* Restated to present prior period adjustment in 1998.


                     The accompanying notes are an integral part of the financial statements.

                                                     F-5

                       SOUTHERN GROUP INTERNATIONAL, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements


Note 1 - Summary of Significant Accounting Policies

Nature of Operations
--------------------

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

Use of Estimates in the Preparation of Financial Statements
-----------------------------------------------------------

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

Securities Available-For-Sale
-----------------------------

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


Loss Per Common Share
---------------------

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

Note 3 - Loan Receivable, Related Party

On October 27, 1998 the Company made a short-term loan of $50,000 with proceeds from a bank line-of-credit to a Hungarian company that is wholly owned by a U.S. corporation in which certain stockholders of the Company own an equity interest. The purpose of the loan was to provide working capital to the Hungarian company. The loan is uncollateralized, provides for interest at a rate of 8% per annum and is due on June 30, 2000. The Company has received no payments from the related party loan as of December 31, 1999. Therefore, the loan balance of $50,000 was charged to operations in 1999 and the accrued interest receivable of $833 was deducted from the opening balance of deficit accumulated during the development stage.

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

                       SOUTHERN GROUP INTERNATIONAL, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements


Note 5 - Loans Payable - Stockholders

Loans of $37,450 were received from certain stockholders during the year ended December 31, 1999, proceeds of which were used to repay a portion of the bank line-of-credit. Stockholders' loans totaling $23,375 were converted to equity as a result of a resolution adopted by the board of directors on May 5, 1999, whereby 600,000 shares of restricted common stock were issued for an aggregate consideration of $60,000. The loans provide for interest at a rate of 8% and are due on January 31, 2000. Pursuant to a resolution by the board of directors on June 29, 2000, the loans and accrued interest totaling $15,640 were converted to equity. The stockholders received 156,400 shares of common stock, valued at $.10 per share. Interest expense related to the stockholders' loans was $964 during the year ended December 31, 1999.

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

Note 7 - Restatement of December 31, 1999 Financial Statements

The accompanying financial statements for 1999 have been restated. It was determined that the interest income of $833 that was accrued on the loan receivable from related party in 1998, would not be received. The effect of the restatement was to increase net loss and deficit for 1998 by $833.

The unaudited financial statements for September 30, 2000 for Southern Group International, Inc. and the SEC Form 10-QSB for quarter ended September 30, 2000 will be restated and refiled on SEC Form 10-QSBA to reflect the above accounting changes.