Form 10QSB/A
period 2000-09-30
SOUTHERN GROUP INTERNATIONAL INC
filed 2001-11-01
CIK 1089575

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                               Amended Form 10-QSB

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      For Quarter ended September 30, 2000

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

    For the transition period from __________________ to ____________________

                           Commission File No 0-26509


                       SOUTHERN GROUP INTERNATIONAL, INC.
                       ----------------------------------
        (Exact name of small business issuer as specified in its charter)

       Florida                                                 65-06001212
------------------------                                ------------------------
(State or other jurisdiction                            (IRS Employer ID Number)
of incorporation or organization)

                      69 Mall Drive, Comack, New York 11725
                     --------------------------------------
                    (Address of principal executive offices)

                                 (631) 543-2800
                                 --------------
                            Issuer's Telephone Number

                      69 Mall Drive, Comack, New York 11725
                      -------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

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

As of September 30, 2001, the issuer had 2,092,200 shares of common stock, par value $.0001 per share issued and outstanding.

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



/s/ Stewart H. Benjamin
-----------------------
Stewart H. Benjamin
Certified Public Accountant, P.C.


Plainview, New York
November 10, 2000
(except for Note 6, as to
which the date is October 11, 2001)



                           SOUTHERN GROUP INTERNATIONAL, INC.
                              (A Development Stage Company)
                                     Balance Sheets


                                         ASSETS
                                         ------

                                                          September 30,    December 31,
                                                              2000             1999
                                                           (Unaudited)       (Audited)
                                                            --------         --------

Current assets
    Cash                                                    $ 12,572         $  1,976
    Securities available-for-sale  (Notes 1 & 2)                --             29,531
                                                            --------         --------

                                                            $ 12,572         $ 31,507
                                                            ========         ========



                          LIABILITIES AND STOCKHOLDERS' EQUITY
                          ------------------------------------

Current liabilities
    Accrued expenses                                        $  4,275         $   --
    Loan payable (Note 3)                                       --              2,831
    Loans payable, related parties (Note 4)                     --             15,039
                                                            --------         --------

Total liabilities                                              4,275           17,870
                                                            --------         --------

Stockholders' equity  (Note 5)
    Preferred stock, $.0001 par value, 10,000,000 shares
        authorized and zero shares issued and outstanding       --               --
    Common stock, $.0001 par value; authorized -
        80,000,000 shares; issued and outstanding -
        1,402,200 shares in 2000 and 1,245,800 in 1999           140              125
    Additional paid-in capital                                78,564           62,939
    Deficit accumulated during the development stage         (70,407)         (72,083)
    Unrealized gain on marketable securities                    --             22,656
                                                            --------         --------

Total stockholders' equity                                     8,297           13,637
                                                            --------         --------

                                                            $ 12,572         $ 31,507
                                                            ========         ========


                 See accompanying notes and accountant's review report.

                                           -3-


                                SOUTHERN GROUP INTERNATIONAL, INC.
                                   (A Development Stage Company)
                                     Statements of Operations


                                                 Nine Months       Nine Months      Aug. 10, 1995
                                                    Ended             Ended        (inception) to
                                                September 30,     September 30,     September 30,
                                                    2000               1999             2000
                                                 -----------       -----------       -----------

Costs and expenses General and administrative:
        Bank charges                             $        42       $       184       $     1,674
        Filing fees                                      300               250               900
        Edgar filing service fees                        639               677             1,379
        Legal fees                                     3,419            10,000            13,919
        Accounting fees                                4,425             1,100             6,525
        Consulting fees                                5,000              --               5,000
        Transfer agent fees                            1,100              --               3,460
        Miscellaneous                                   --                --                  64
                                                 -----------       -----------       -----------

Total costs and expenses                              14,925            12,211            32,921
                                                 -----------       -----------       -----------

Other income (expenses)
    Gain on sale of marketable securities             17,089              --              17,089
    Impairment of investment in related party           --                --             (50,000)
    Interest income                                      164             3,050               164
    Interest expense                                    (652)           (2,763)           (4,739)
                                                 -----------       -----------       -----------

Total other income (expenses)                         16,601               287           (37,486)
                                                 -----------       -----------       -----------

Net income (loss)                                $     1,676       $   (11,924)      $   (70,407)
                                                 ===========       ===========       ===========

Income (loss) per common share                   $       .00       $      (.01)
                                                 ===========       ===========

Weighted average common shares outstanding         1,299,455           972,077
                                                 ===========       ===========


                      See accompanying notes and accountant's review report.

                                                -4-

                                     SOUTHERN GROUP INTERNATIONAL, INC.
                                        (A Development Stage Company)
                                Statements of Changes in Stockholders' Equity
                   Period from August 10, 1995 (Date of Inception), to September 30, 2000



                                                                                      Deficit     Unrealized
                                                   Common stock        Additional   Accumulated    Gain on
                                            ------------------------    Paid-in        From       Marketable
                                              Shares        Amount      Capital      Inception    Securities
                                            ----------    ----------   ----------   ----------    ----------
Balances, August 10, 1995                         --      $     --     $     --     $     --      $     --

    Sale of common stock                       642,800            64         --           --            --

    Net loss for the period                       --            --           --            (64)         --
                                            ----------    ----------   ----------   ----------    ----------

Balances, December 31, 1995                    642,800            64         --            (64)         --

The Company was inactive
  during 1996                                     --            --           --           --            --
                                            ----------    ----------   ----------   ----------    ----------

Balances, December 31, 1996                    642,800            64         --            (64)         --

The Company was inactive
  during 1997                                     --            --           --           --            --
                                            ----------    ----------   ----------   ----------    ----------

Balances, December 31, 1997                    642,800            64         --            (64)         --

    Sale of common stock                         3,000             1        2,999         --            --

    Net loss                                      --            --           --         (3,589)         --
                                            ----------    ----------   ----------   ----------    ----------

Balances, December 31, 1998,
  as previously reported                       645,800            65        2,999       (3,653)         --

    Prior period adjustment                       --            --           --           (833)         --
                                            ----------    ----------   ----------   ----------    ----------

Balances, December 31, 1998 - Restated         645,800            65        2,999       (4,486)         --

    Sale of common stock                       297,500            30       29,720         --            --

    Shareholders loans converted to stock      233,750            23       23,352         --            --

    Common stock issued for marketable
    securities, valued at $.10 per share        68,750             7        6,868         --            --

    Change in unrealized gain on
    marketable securities                         --            --           --           --          22,656

    Net loss                                      --            --           --        (67,597)         --
                                            ----------    ----------   ----------   ----------    ----------

Balances, December 31, 1999                  1,245,800           125       62,939      (72,083)       22,656

    Shareholders loans converted to stock      156,400            15       15,625         --            --

    Change in unrealized gain on
    marketable securities                         --            --           --           --         (22,656)

    Net income                                    --            --           --          1,676          --
                                            ----------    ----------   ----------   ----------    ----------

Balances, September 30, 2000                 1,402,200    $      140   $   78,564   $  (70,407)   $     --
                                            ==========    ==========   ==========   ==========    ==========


                           See accompanying notes and accountant's review report.

                                                     -5-

                                       SOUTHERN GROUP INTERNATIONAL, INC.
                                         (A Development Stage Company)
                                            Statements of Cash Flows


                                                                 Nine Months     Nine Months      Aug. 10, 1995
                                                                   Ended            Ended        (inception) to
                                                                September 30,    September 30,    September 30,
                                                                    2000             1999             2000     *
                                                                  --------         --------         --------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income (loss)                                             $  1,676         $(11,924)        $(70,407)
    Adjustments to reconcile net income (loss) to net
         cash used in operating activities
         Realized gain on sale of available-for-sale securities    (17,089)            --            (17,089)
         Impairment loss on related party receivable                  --               --             50,000
         Changes in assets and liabilities
            Increase (decrease) in accrued expenses                  4,275             (200)           4,275
                                                                  --------         --------         --------

   NET CASH USED IN OPERATING ACTIVITIES                           (11,138)         (12,124)         (33,221)
                                                                  --------         --------         --------

CASH FLOWS FROM INVESTING ACTIVITIES
    Proceeds from sale of available-for-sale securities             23,965             --             23,965
    Increase in loan receivable, related party                        --             (2,249)         (50,800)
    Decrease in loan receivable, related party                        --               --                800
                                                                  --------         --------         --------

   NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES              23,965           (2,249)         (26,035)
                                                                  --------         --------         --------

CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from short-term debt                                      600           38,645           99,682
    Repayment of short-term debt                                    (2,831)         (48,860)         (60,668)
    Proceeds from issuance of common stock                            --             24,750           32,814
                                                                  --------         --------         --------

   NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES              (2,231)          14,535           71,828
                                                                  --------         --------         --------

NET INCREASE (DECREASE) IN CASH                                     10,596              162           12,572

CASH - BEGINNING OF PERIOD                                           1,976            2,396             --
                                                                  --------         --------         --------

CASH - END OF PERIOD                                              $ 12,572         $  2,558         $ 12,572
                                                                  ========         ========         ========


SUPPLEMENTAL DISCLOSURES:
    Cash paid during the period for interest                      $    652         $  2,763         $  3,774
                                                                  ========         ========         ========
    Cash paid during the period for income taxes                  $   --           $   --           $   --
                                                                  ========         ========         ========
    Change in unrealized gain on marketable securities            $(22,656)        $   --           $   --
                                                                  ========         ========         ========
    Common stock issued for marketable securities                 $   --           $   --           $  6,875
                                                                  ========         ========         ========
    Conversion of shareholders loans to capital stock             $(15,640)        $(23,375)        $(39,015)
                                                                  ========         ========         ========


* Restated to present prior period adjustment in 1998.


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


Income (Loss) Per Common Share
------------------------------

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

Note 6 - Restatement of September 30, 2000 Financial Statements

The accompanying financial statements for September 30, 2000 have been restated. It was determined that the interest income of $833 that was accrued on the loan receivable from related party in 1998, would not be received. The effect of the restatement was to increase net loss and deficit for 1998 by $833.

The audited financial statements for December 31, 1999 for Southern Group International, Inc. and the SEC Form 10-KSB for the fiscal year ended
December 31, 1999, will be restated and refiled on SEC Form 10-KSBA to reflect the above accounting changes.

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

                                     PART II

Item 6. Exhibits and reports on Form 8-K

     (a) The exhibits required to be filed herewith by Item 601 of regulation S-B, as described in the following index of exhibits, are incorporated herein by reference, as follows:

Exhibit No.   Description
-----------   ------------------------------------------------------------------
3(i).1        Articles of Incorporation of Southern Group International, Inc.(1)

3(ii).1       By-Laws of Southern Group International, Inc. (1)

-----------------
(1) Incorporated by reference from the Form 10-SB filed by the Company on June 25, 1999.


     (b) No Reports on Form 8-K were filed during the quarter ended September 30, 2000

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated October 24, 2001

                                         SOUTHERN GROUP INTERNATIONAL, INC.


                                         By: /s/ Konrad C. Kim
                                         --------------------------------------
                                         Konrad C. Kim, President