Form 10KSB
period 2000-12-31
SOUTHERN GROUP INTERNATIONAL INC
filed 2001-11-01
CIK 1089575

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended December 31, 2000

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from             to
                                   -------------  -------------
     Commisison file number 0-26509

                       SOUTHERN GROUP INTERNATIONAL, INC.
                      -------------------------------------
                     (Name of small business in its charter)

                  Florida                                 65-06001272
 --------------------------------------------     -----------------------------
(State or other jurisdiction of Incorporation)   (IRS Employer Identification #)

                                  69 Mall Drive
            --------------------------------------------------------
            Address of Principal Executive Office (street and number)

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
Yes  X  No
   -----  -----

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.
                              -----

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

     As of the end of its fiscal year ending December 31, 2000, the Company had not identified any business opportunity that it plans to pursue, nor has the Company reached any agreement or definitive understanding with any person concerning an acquisition.

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

     The Company's search will be directed toward small and medium-sized enterprises which have a desire to become public corporations and which are able to satisfy, or anticipate in the reasonably near future being able to satisfy, the minimum asset requirements in order to qualify shares for trading on NASDAQ or on an exchange such as the American or Pacific Stock Exchange. (See "Investigation and Selection of Business Opportunities"). The Company anticipates that the business opportunities presented to it will (i) be recently organized with no operating history, or a history of losses attributable to under-capitalization or other factors; (ii) be experiencing financial or operating difficulties; (iii) be in need of funds to develop a new product or service or to expand into a new market; (iv) be relying upon an untested product or marketing concept; or (v) have a combination of the characteristics mentioned in (i) through (iv). The Company intends to concentrate its acquisition efforts on properties or businesses that it believes to be undervalued. Given the above factors, investors should expect that any acquisition candidate may have a history of losses or possibilities.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of the security holders of the Company during the fiscal year which ended December 31, 2000.

                                     Part II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     There has been no established public trading market for the Company's securities since its inception on August 10, 1995. However, the Company's securities are traded on the National Quotation Bureau pink sheets with no bid and no offer. The Company's trading symbol is SGPI. As of September 30, 2001 there were 2,092,200 shares outstanding, and the Company has 70 shareholders of record. No dividends have been paid to date and the Company's Board of directors does not anticipate paying dividends in the foreseeable future.

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

Results of Operations

     During the period from August 10, 1995 (inception) through December 31, 2000, the Company has an accumulated deficit of $(153,387). During this period, the Company has engaged in no significant operations other than organizational activities, acquisition of capital, preparation and filing of the registration of its securities under the Securities Exchange Act of 1934, as amended, compliance with its periodical reporting requirements, and efforts to locate a suitable merger or acquisition candidate. No revenues were received by the Company during this period.

     The Company anticipates incurring a loss during fiscal year ending December 31, 2001 as a result of expenses associated with compliance with the reporting requirements of the Securities Exchange Act of 1934, and expenses associated with locating and evaluating acquisition candidates. The Company anticipates that until a business combination is completed with an acquisition candidate, it will not generate revenues. It may also continue to operate at a loss after completing a business combination, depending upon the performance of the acquired business.

Need for Additional Financing

     It is anticipated that the Company will require additional capital in order to meet its cash needs for the next year, including the costs of compliance with the continuing reporting requirements of the Securities Exchange Act of 1934, as amended.

     No specific commitments to provide additional funds have been made by management or other stockholders, and the Company has no current plans, proposals, arrangements or understandings with respect to the sale or issuance of additional securities prior to the location of a merger or acquisition candidate. Accordingly, there can be no assurance that any additional funds will be available to the Company to allow it to cover its expenses. Notwithstanding he foregoing, to the extent that additional funds are required, the Company anticipates receiving such funds in the form of advancements from current shareholders without issuance of additional shares or other securities, or through the private placement of restricted securities rather than through a public offering.

     The Company does not currently contemplate making a Regulation S offering.

     The Company may also seek to compensate providers of services by issuances of stock in lieu of cash. For information as to the Company's policy in regard to payment for consulting services, see "Certain Relationships and Transactions."

Year 2000 Compliance

     Year 2000 issues are not currently material to the Company's business, operations or financial condition, and the Company does not currently anticipate that it will incur any material expenses to remedy Year 2000 issues it may encounter. However, Year 2000 issues may become material to the Company following its completion of a business combination transaction. In that event, the Company will be required to adopt a plan and a budget for addressing such issues.


ITEM 7. FINANCIAL STATEMENTS.

4.   INCOME TAXES

     The Company has a Federal net operating loss carryforward of approximately $153,000 expiring in the year 2010 through 2020. The tax benefit of this net operating losses is approximately $61,000 and has been offset by a full allowance for business contributions under IRC Section 381. For the period ended December 31, 2000 the valuation allowance increased by $32,522.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     On April 3, 2001, the Company filed a Form 8-K disclosing termination of its relationship with its independent certified public accountant, Stuart H. Benjamin, P.C., and announcing appointment of Grant Thornton, LLP ("Grant") as the Company's new accountants. Although interviews with Grant took place, Grant was never engaged as the Company's independent certified public accountant. Accordingly, the disclosure of the engagement of Grant by the Company's management in the Company's April 3, 2001 Form 8-K was erroneous.

     On April 10, 2001, the Company engaged the accounting firm of Livingston Wachtell & Co. ("Livingston") as its independent public accountants to audit the Company's financial statements beginning with fiscal year ending December 31, 2000, and to review the Company's interim financial statements beginning with fiscal quarter ended March 31, 2001. The appointment of new independent public accountants was approved by the Company's Board of Directors. We amicably concluded our relationship with our former independent public accountant, Stuart
H. Benjamin ("Benjamin") effective with the appointment of Livingston. Prior to the appointment of Livingston, the Company did not consult with Livingston on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure. There were no disagreements with Benjamin on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure that would have caused Benjamin to make references in his report to such disagreement. Benjamin's reports on the Company's financial statements have contained no adverse opinion or disclaimer of opinion and were not modified as to audit scope or accounting principles.

                                    Part III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

     The directors and executive officers currently serving the Company are as follows:

Name                        Age                        Position(s) held
-----               --------------------               ----------------------
Konrad C. Kim               31                         President, Director
Seema Wasil                 30                         Secretary, Director
Rahul Rametra               28                          Director

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

Compliance with Section 16(a) of the Exchange Act.

     Seema Wasil and Rahul Rametra, officers and directors of the Company, and Surinder Rametra, Beresford Overseas, Ltd., and Nirmala Rametra, beneficial owners of more than 10% of the Company's common stock, were each required to file an Initial Statement of Beneficial ownership of Securities on Form 3 at the time of the registration of the Company's securities under Section 12(g) of the Act. None of them made a timely filing on Form 3. They have each represented to the Company that they will complete all required filings under Section 16(a) on or before September 30, 2001.

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

Name and                         Number of Shares               Percent of
Address                          Owned Beneficially            Class Owned
--------------------------------------------------------------------------------

Surinder Rametra                  553,200(4)                       26.4%
27 Riesling Ct
Commack, NY 11725

Beresford Overseas Limited        300,000                          14.3%
P.O. Box 174
St. James Chambers
Athol Street
Douglas, Isle of Man 1M99 1PP

Stern Capital Partners LLC        300,000                          14.3%
170 East 88th Street
New York, NY 10128

Mid-Continental Securities Corp.  300,000                          14.3%
713 Pineside Lane
Naples, FL 34107

Nirmala Rametra(1)                152,000(4)                       7%
27 Riesling Court
Commack, NY 11725

Seema Wasil(2)                    47,000(2)                        2.2%
27 Riesling Court
Commack, NY 11725

Rahul Rametra                     22,000(3)                        1.1%
209 Crombie Street
Huntington Station, NY 11746

Konrad C. Kim                     10,000                           ***
69 Mall Street
Commack, NY

All Directors and                 79,000                           3.8%%
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


     (b) No Reports on Form 8-K were filed during the year ended December 31, 2000.

SIGNATURES

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: October 29, 2001

                                            SOUTHERN GROUP INTERNATIONAL, INC.



                                            By:  s/s  Konrad C. Kim
                                               --------------------------------
                                                      Konrad C. Kim, President,
                                                      Director



                                            By:  s/s Seema Wasil
                                               --------------------------------
                                                     Seema Wasil, Secretary,
                                                     Director



                                            By:  s/s  Rahul Rametra
                                               --------------------------------
                                                      Rahul Rametra, Director

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------


Board of Directors and Stockholders
Southern Group International, Inc.
  (A Development Stage Company)


We have audited the accompanying balance sheet of SOUTHERN GROUP INTERNATIONAL, INC. (a development stage company) as of December 31, 2000, and the related statements of operations, cash flows and changes in stockholders' deficiency for the year then ended and for the period August 10, 1995 (date of inception) to December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. We did not audit the financial statements of SOUTHERN GROUP INTERNATIONAL, INC. for the period August 10, 1995 (date of inception) to December 31,1999. The financial statement amounts of the statements of operations, cash flows and changes in stockholders' deficiency for such prior periods are encompassed in the cumulative financial statements for the period August 10, 1995 (date of inception) to December 31, 2000. The financial statements for all periods prior to January 1, 2000 were audited by other auditors whose reports express unqualified opinions on those statements, and our opinion, insofar as it relates to amounts for the period from inception to December 31,1999, included in the cumulative totals for the statements of operations, cash flows and changes in stockholders' deficiency, is based solely on the reports of the other auditors.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit and the reports of the other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audit and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of SOUTHERN GROUP INTERNATIONAL, INC. as of December 31, 2000, and the results of its operations and its cash flows for the year then ended and for the period August 10, 1995 (date of inception) to December 31, 2000, in conformity with generally accepted accounting principles.

/s/Livingston, Wachtell & Co., LLP

New York, New York
May 25, 2001

                       SOUTHERN GROUP INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                                 BALANCE SHEETS

                           DECEMBER 31, 2000 AND 1999



                                     ASSETS
                                     ------

                                                          2 0 0 0      1 9 9 9
                                                         ---------    ---------
CURRENT ASSETS

      Cash                                               $  10,011    $   1,976
      Marketable Securities                                   --         29,531
                                                         ---------    ---------

              TOTAL ASSETS                               $  10,011    $  31,507
                                                         =========    =========



                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY
                    ----------------------------------------

CURRENT LIABILITIES:

      Loan Payable                                       $    --      $   2,831
      Loans Payable, Related Parties                          --         15,039
      Accrued Expenses                                      84,694         --
                                                         ---------    ---------

              TOTAL LIABILITIES                             84,694       17,870
                                                         ---------    ---------

STOCKHOLDERS' DEFICIENCY

      Preferred stock - $.0001 par value,
          10,000,000 Shares Authorized,
          -0- Shares Issued and Outstanding                   --           --
      Common Stock - $ .0001 Par Value,
          80,000,000 Shares Authorized,
          1,402,200 and 1,245,800 Shares Issued and
          Outstanding in 2000 and 1999, respectively           141          125
      Additional Paid-in Capital                            78,563       62,939
      Deficit Accumulated During the Development Stage    (153,387)     (72,083)
      Accumulated Other Comprehensive Income                  --         22,656
                                                         ---------    ---------

              TOTAL STOCKHOLDERS' DEFICIENCY               (74,683)      13,637
                                                         ---------    ---------

              TOTAL LIABILITIES AND STOCKHOLDERS'
                 DEFICIENCY                              $  10,011    $  31,507
                                                         =========    =========


                     The accompanying notes are an integral
                       part of these financial statements.



                                SOUTHERN GROUP INTERNATIONAL, INC.
                                   (A DEVELOPMENT STAGE COMPANY)

                                     STATEMENTS OF OPERATIONS

                             FOR THE YEARS ENDED DECEMBER 31, 2000 AND
                              1999 AND FOR THE PERIOD AUGUST 10, 1995
                             (DATE OF INCEPTION) TO DECEMBER 31, 2000




                                                                                 AUGUST 10, 1995
                                               YEAR              YEAR          (DATE OF INCEPTION)
                                               ENDED             ENDED                 TO
                                            DECEMBER 31,       DECEMBER 31,        DECEMBER 31,
                                               2000               1999                2000
                                               ----               ----                ----

Income                                     $      --           $      --           $      --

COST AND EXPENSES
   General and Administrative Expenses:
     Consulting Fees                            74,000                --                74,000
     Bank Charges                                   61                 675               1,693
     Filing Fees                                   300                 250                 900
     Edgar Filing Service Fees                   2,878                 740               3,618
     Legal Fees                                  9,816              10,000              20,316
     Accounting Fees                             9,750               1,725              11,850
     Transfer Agent Fees                         1,100                 750               3,460
     Miscellaneous                                --                  --                    64
                                           -----------         -----------         -----------

Total Cost and Expenses                         97,905              14,140             115,901
                                           -----------         -----------         -----------

Operating Loss                                 (97,905)            (14,140)           (115,901)
                                           -----------         -----------         -----------

Other Income (Expenses)
     Impairment Loss on Related
         Party Receivable                         --               (50,000)            (50,000)
     Interest Income                               164                --                   164
     Interest Expense                             (652)             (3,457)             (4,739)
     Gain on Sale of Marketable Security        17,089                --                17,089
                                           -----------         -----------         -----------

Total Other Income (Expenses)                   16,601             (53,457)            (37,486)
                                           -----------         -----------         -----------

NET LOSS                                   $   (81,304)        $   (67,597)        $  (153,387)
                                           ===========         ===========         ===========

LOSS PER COMMON SHARE                      $    (.0580)        $    (.0649)        $    (.1577)
                                           ===========         ===========         ===========

WEIGHTED AVERAGE COMMON
     SHARES OUTSTANDING                      1,401,773           1,041,964             972,583
                                           ===========         ===========         ===========



                            The accompanying notes are an integral part
                                  of these financial statements.

                                                 3


                                           SOUTHERN GROUP INTERNATIONAL, INC.
                                             (A DEVELOPMENT STAGE COMPANY)
                                   STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIENCY
                                                AND COMPREHENSIVE LOSS

                                            FOR THE PERIOD AUGUST 10, 1995
                                       (DATE OF INCEPTION) TO DECEMBER 31, 2000



                                                                                 Deficit
                                                Common Stock                   Accumulated  Accumulated
                                              $.0001 Par Value      Additional During the      Other
                                              -----------------      Paid-In   Development Comprehensive Comprehensive
                                             Shares      Amount      Capital      Stage       Income         Loss
                                            ---------   ---------   ---------   ---------    ---------    ---------
Balances, August 10, 1995                        --     $    --     $    --     $    --      $    --      $    --

   Issuance of Common Stock                   642,800          64        --          --           --           --

   Net Loss for the Period                       --          --          --           (64)        --           --
                                            ---------   ---------   ---------   ---------    ---------    ---------

Balances - December 31, 1995                  642,800          64        --           (64)        --           --

The Company was inactive during 1996             --          --          --          --           --           --
                                            ---------   ---------   ---------   ---------    ---------    ---------

Balances, December 31, 1996                   642,800          64        --           (64)        --

The Company was inactive during 1997             --          --          --          --           --           --
                                            ---------   ---------   ---------   ---------    ---------    ---------

Balances - December 31, 1997                  642,800          64        --           (64)        --           --

   Sale of Common Stock                         3,000           1       2,999        --           --           --

   Net Loss                                      --          --          --        (3,589)        --           --
                                            ---------   ---------   ---------   ---------    ---------    ---------

Balances - December 31, 1998                  645,800          65       2,999      (3,653)        --           --

   Prior Period Adjustments                      --          --          --          (833)        --           --

   Sale of Common Stock                       297,500          30      29,720        --           --           --

   Shareholders Loans Converted to Stock      233,750          23      23,352        --           --           --

   Common Stock Issued for Marketable
     Securities, Valued at $.10 Per Share      68,750           7       6,868        --           --           --

     Net Loss                                    --          --          --       (67,597)        --        (67,597)

     Unrealized Gain on Marketable
        Securities                               --          --          --          --         22,656       22,656
                                            ---------   ---------   ---------   ---------    ---------    ---------

Balances - December 31, 1999                1,245,800         125      62,939     (72,083)      22,656      (44,941)

Shareholders' Loan Converted to Stock         156,400          16      15,624        --           --           --

     Net Loss                                    --          --          --       (81,304)        --        (81,304)

     Change in Unrealized Gain on
        Marketable Securities                    --          --          --          --        (22,656)     (22,656)
                                            ---------   ---------   ---------   ---------    ---------    ---------

Balances - December 31, 2000                1,402,200   $     141   $  78,563   $(153,387)   $    --      $(103,960)
                                            =========   =========   =========   =========    =========    =========


                                        The accompanying notes are an integral
                                          part of these financial statements.

                                                          4



                                       SOUTHERN GROUP INTERNATIONAL, INC.
                                         (A DEVELOPMENT STAGE COMPANY)

                                            STATEMENTS OF CASH FLOWS

                                    FOR THE YEARS ENDED DECEMBER 31, 2000 AND
                                     1999 AND FOR THE PERIOD AUGUST 10, 1995
                                    (DATE OF INCEPTION) TO DECEMBER 31, 2000


                                                                                                AUGUST 10, 1995
                                                                  YEAR              YEAR           (DATE OF
                                                                  ENDED             ENDED        INCEPTION) TO
                                                              DECEMBER 31,      DECEMBER 31,      DECEMBER 31,
                                                                  2000              1999             2000
                                                                  ----              ----             ----
CASH FLOWS FROM OPERATING ACTIVITIES
     Net Loss                                                  $ (81,304)        $ (67,597)        $(153,387)
     Adjustments to Reconcile Net Income (Loss) to
         Net Cash Used in Operating Activities:
              Realized Gain on Sale of Available-for Sale
                  Securities                                     (17,089)             --             (17,089)
              Impairment Loss on Related Party Receivable           --              50,000            50,000
              Changes in Assets and Liabilities:
                  Increase (Decrease) in Accrued Expenses         84,694              (200)           84,694
                                                               ---------         ---------         ---------

     NET CASH USED IN OPERATING ACTIVITIES                       (13,699)          (17,797)          (35,782)
                                                               ---------         ---------         ---------

CASH FLOWS FROM INVESTING ACTIVITIES
     Proceeds from Sale of Available-for-Sale Securities          23,965              --              23,965
     Increase in Loan Receivable, Related Party                     --                --             (50,800)
     Decrease in Loan Receivable, Related Party                     --                 800               800
                                                               ---------         ---------         ---------

     NET CASH PROVIDED BY (USED IN) INVESTING
         ACTIVITIES                                               23,965               800           (26,035)
                                                               ---------         ---------         ---------

CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from Short-term Debt                                   600            38,860            99,682
     Repayment of Short-term Debt                                 (2,831)          (52,033)          (60,668)
     Proceeds from Issuance of Common Stock                         --              29,750            32,814
                                                               ---------         ---------         ---------

     NET CASH PROVIDED BY (USED IN)
         FINANCING ACTIVITIES                                     (2,231)           16,577            71,828
                                                               ---------         ---------         ---------

NET INCREASE (DECREASE) IN CASH                                    8,035              (420)           10,011

CASH - Beginning of Period                                         1,976             2,396              --
                                                               ---------         ---------         ---------

CASH - End of Period                                           $  10,011         $   1,976         $  10,011
                                                               =========         =========         =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
   INFORMATION:
     Cash Paid During the Period for Interest                  $     652         $   2,763         $   3,774
                                                               =========         =========         =========
     Cash Paid During the Period for Income Taxes              $    --           $    --           $    --
                                                               =========         =========         =========
     Schedule of Noncash Investing and Financing Activities-
Unrealized Gain on Marketable Securities                       $ (22,656)        $  22,656         $    --
                                                               =========         =========         =========
         Common Stock Issued for Marketable Securities         $    --           $   6,875         $   6,875
                                                               =========         =========         =========
         Conversion of Shareholders' Loans to Capital Stock    $  15,640         $  23,375         $  39,015
                                                               =========         =========         =========


                                     The accompanying notes are an integral
                                       part of these financial statements.

                                                        5

                       SOUTHERN GROUP INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 2000


1.   THE COMPANY, MANAGEMENT DISCUSSION AND PLAN OF OPERATION

     On August 10, 1995, Southern Group International, Inc. (the "Company"), formerly Future Vision Products, Inc. and Hydrogen Technology, Inc., were incorporated under the laws of the State of Florida. The Company is seeking entities to acquire or merge with, in order to complete its business plan.


     LIQUIDITY AND CAPITAL RESOURCES

     The Company remains in the development stage and for the year ended
         December 31, 2000, has experienced no significant change in liquidity, capital resources or stockholders' equity other than the receipt of proceeds for its operating expenses. Substantially all of such funds have been used to pay expenses incurred by the Company.

     The Company intends to seek to carry out its plan of business of seeking to complete a merger or business acquisition transaction. In order to do so, it will require additional capital to pay ongoing expenses.


     RESULTS OF OPERATIONS

     During the year ended December 31, 2000, the Company has engaged in no significant operations other than the acquisition of capital for general and administrative expenses and registration of its securities under the Securities Exchange Act of 1934. During this period, the Company received no operating revenues. General and administrative expense consists primarily of professional and consulting fees and rent expenses.


     NEED FOR ADDITIONAL FINANCING

     The Company's existing capital will not be sufficient to meet the Company's cash needs, including complying with its continuing reporting obligation under the Securities Exchange Act of 1934. Accordingly, additional capital will be required.


     STATEMENT OF CASH FLOWS

     The Company considers all highly liquid debt instruments purchased with maturity of three months or less to be cash equivalents. During the year ended December 31, 2000, the Company paid $652 in interest; no taxes were paid for the same period.

                       SOUTHERN GROUP INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 2000


2.   THE COMPANY, MANAGEMENT DISCUSSION AND PLAN OF OPERATION (Continued)


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


     NET LOSS PER COMMON SHARE

     The net loss per common share is computed by dividing the net loss for the period by the weighted average number of shares outstanding at December 31, 2000.


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


     SIGNIFICANT ESTIMATES

     Several areas require significant management estimates relating to uncertainties for which it is reasonably possible that there will be a material change in the near term. The significant area requiring the use of management estimates related to valuation of loan receivable from related party and the fair value price per share.


     INCOME TAXES

     The Company is currently in a development stage and has not yet commenced an active trade or business. The Company did not provide any current or deferred federal or state income tax provision or benefit for any of the periods presented because to date, as it has experienced operating losses. The Company has a federal net operating loss carryforward of approximately $153,000 expiring in the years 2010 through 2020. The tax benefit of this net operating loss, based on an effective tax rate of 40%, is approximately $61,000 and has been offset by a full allowance for business combination under IRC Section 381. For the period ended December 31, 2000, based on an effective tax rate of 40%, the valuation allowance increased by $32,522.

                       SOUTHERN GROUP INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 2000


3.   SECURITIES AVAILABLE FOR SALE

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


4.   LOAN PAYABLE

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


5.   LOANS PAYABLE - STOCKHOLDERS

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


6.   RELATED PARTY TRANSACTIONS

     During the fourth fiscal quarter of 1999, the Company determined that the carrying value of a loan receivable from F-PAC International, Inc. ("F-PAC"), a related party, of $50,000 and $833 out of accrued interest receivable totaling $7,100 was impaired in accordance with SFAS 118 and was written down to its fair value. Fair value, which was determined by reference to the present value of the estimated future cash in flows of such receivables, was less than the carrying value by $50,833. An impairment loss of that amount (included in other expenses) was charged to operations in 1999.

                       SOUTHERN GROUP INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 2000


6.   RELATED PARTY TRANSACTIONS (Continued)

     On June 29, 2000, the Company received 571,000 shares of restricted common stock of F-PAC International, Inc. ("F-PAC"), a related party, as full settlement of a loan receivable from F-PAC of $57,100 (including accrued interest of $7,100). The fair market value per share at the date of settlement, $.10 per share, was determined by F-PAC's management at the date of conversion.

     This investment is being held principally for the purpose of selling it in the near term and is being classified accordingly as a trading security. Trading securities are recorded at fair value on the balance sheet in current assets, with the change in fair value during the period included in earnings.

     As of December 31, 2000, the fair market value per share could not be reliably measured, because the stock is not actively traded and therefore, was reported on the Company's balance sheet at $- 0 -.


7.   COMMON STOCK TRANSACTIONS - RELATED PARTIES

     Pursuant to a resolution adopted by the Board of Directors on March 1, 2001 for related party services performed in 2000, the Company will issue 690,000 shares of restricted common stock to certain shareholders at a price of $.10 per share, for an aggregate consideration of $69,000 which includes $64,000 of consulting fees and $5,000 of directors fees. The price of $.10 per share, which exceeds the book value per share, was determined as the fair value by management at December 31, 2000, as there was no public market for the stock.