Form 10QSB
period 2001-09-30
SOUTHERN GROUP INTERNATIONAL INC
filed 2001-12-03
CIK 1089575

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   Form 10-QSB

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      For Quarter ended September 30, 2001

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from              to
                                        --------------  --------------

                           Commission File No 0-26509
                                             --------

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

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

The unaudited financial statements of registrant for the three months ended September 30, 2001 follow. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented.

                       SOUTHERN GROUP INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                               SEPTEMBER 30, 2001

                                    I N D E X

                                                                        Page No.
                                                                        --------
     BALANCE SHEETS
         September 30, 2001 and December 31, 2000                          F2


     STATEMENTS OF OPERATIONS
         For  the three and nine months ended September 30, 2001 and 2000 and cumulative amounts since inception August 10, 1995
              to September 30, 2001                                        F3


     STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIENCY
         AND COMPREHENSIVE LOSS
         Inception August 10, 1995 to September 30, 2001                   F4


     STATEMENTS OF CASH FLOWS
         For  the three and nine months ended September 30, 2001 and 2000 and cumulative amounts since inception August 10, 1995
              to September 30, 2001                                        F5


     NOTES TO FINANCIAL STATEMENTS                                         F6


   The accompanying notes are an integral part of these financial statements

                                       F1



                            SOUTHERN GROUP INTERNATIONAL, INC.
                               (A DEVELOPMENT STAGE COMPANY)

                                      BALANCE SHEETS




                                          ASSETS
                                          ------
                                                              (Unaudited)
                                                             September 30,    December 31,
                                                                2 0 0 1         2 0 0 0
                                                               ---------       ---------
CURRENT ASSETS

      Cash                                                     $   1,353       $  10,011
                                                               ---------       ---------

              TOTAL ASSETS                                     $   1,353       $  10,011
                                                               ---------       =========



                         LIABILITIES AND STOCKHOLDERS' DEFICIENCY
                         ----------------------------------------

CURRENT LIABILITIES:

      Accrued expenses                                         $  15,338       $  84,694
                                                               ---------       ---------
              TOTAL LIABILITIES                                   15,338          84,694
                                                               ---------       ---------

STOCKHOLDERS' DEFICIENCY

      Preferred stock - $.0001 par value,
          10,000,000 shares authorized,
          -0- shares issued and outstanding
      Common stock - $ .0001 par value,                             --              --
          80,000,000, shares authorized,
          2,092,200 and 1,402,200 shares issued and
          outstanding in September 30, 2001 and December 31,
               2000, respectively                                    210             141
      Additional paid-in capital                                 147,494          78,563
      Deficit accumulated during the development stage          (161,689)       (153,387)
                                                               ---------       ---------
              TOTAL STOCKHOLDERS' DEFICIENCY                     (13,985)        (74,683)
                                                               ---------       ---------
              TOTAL LIABILITIES AND STOCKHOLDERS'
                 DEFICIENCY                                    $   1,353       $  10,011
                                                               =========       =========


         The accompanying notes are an integral part of these financial statements

                                            F2



                                      SOUTHERN GROUP INTERNATIONAL, INC.
                                         (A DEVELOPMENT STAGE COMPANY)

                                           STATEMENTS OF OPERATIONS

                                                  (UNAUDITED)



                                                                                                Cumulative
                                                                                               Amounts Since
                                      Three Months Ended            Nine Months Ended         Inception August
                                      ------------------            -----------------            10, 1995 to
                                 September 30,  September 30,  September 30,  September 30,     September 30,
                                     2001           2000           2001           2000              2001
                                     ----           ----           ----           ----              ----
INCOME                           $      --      $      --      $      --      $      --         $      --

COST AND EXPENSES
   General and administrative
     expenses:
     Consulting fees                    --            5,000           --            5,000            74,000
     Bank charges                         42           --               73             42             1,766
     Filing fees                        --             --             --              300               900
     Edgar filing service fees          --              334           --              639             3,618
     Legal fees                        3,904          3,419          4,144          3,419            24,460
     Accounting fees                   1,000          3,475          4,000          3,175            15,850
     Transfer agent fees                --            1,100           --            1,100             3,460
     Miscellaneous                      --             --               85          1,250               149
                                 -----------    -----------    -----------    -----------       -----------
Total cost and expenses                4,946         13,028          8,302         14,925           124,203
                                 -----------    -----------    -----------    -----------       -----------

Operating loss                        (4,946)       (13,028)        (8,302)       (14,925)         (124,203)

Other income (expenses)
     Impairment loss on
       related party
       receivable                       --             --             --             --             (50,833)
     Interest income                    --               83           --              164               164
     Interest expense                   --             --             --             (652)           (3,906)
     Gain on sale of
       marketable security              --             --             --           17,089            17,089
                                 -----------    -----------    -----------    -----------       -----------
Total other income
     (expenses)                         --               83           --           16,601           (37,486)
                                 -----------    -----------    -----------    -----------       -----------

NET (LOSS) INCOME                $    (4,946)   $   (12,945)   $    (8,302)   $     1,676       $  (161,689)
                                 ===========    ===========    ===========    ===========       ===========
INCOME (LOSS) PER
     COMMON SHARE                $      0.00    $      (.01)   $       .00    $       .00
                                 ===========    ===========    ===========    ===========
WEIGHTED AVERAGE
     COMMON SHARES
     OUTSTANDING                   2,092,200      1,402,200      1,941,870      1,299,455
                                 ===========    ===========    ===========    ===========


                  The accompanying notes are an integral part of these financial statements

                                                      F3



                                                 SOUTHERN GROUP INTERNATIONAL, INC.
                                                    (A DEVELOPMENT STAGE COMPANY)
                                          STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIENCY
                                                       AND COMPREHENSIVE LOSS

                                             INCEPTION AUGUST 10, 1995 TO JUNE 30, 2001

                                                             (UNAUDITED)


                                                                                          Deficit
                                                    Common Stock                        Accumulated     Accumulated
                                                  $.0001 Par Value         Additional    During the        Other
                                                  ----------------          Paid-In      Development   Comprehensive  Comprehensive
                                                Shares        Amount        Capital         Stage         Income          Loss
                                             -----------    -----------   -----------    -----------    -----------    -----------
Balances, August 10, 1995                           --      $      --     $      --     $      --      $      --
   Issuance of common stock                      642,800             64          --            --             --
   Net loss for the period                          --             --            --             (64)          --
                                             -----------    -----------   -----------    -----------    -----------
Balances - December 31, 1995                     642,800             64          --             (64)          --

The company was inactive during 1996                --             --            --            --             --
                                             -----------    -----------   -----------    -----------    -----------
Balances, December 31, 1996                      642,800             64          --             (64)

The company was inactive during 1997                --             --            --            --             --
                                             -----------    -----------   -----------    -----------    -----------
Balances - December 31, 1997                     642,800             64          --             (64)          --

   Sale of common stock                            3,000              1         2,999          --             --
   Net loss                                         --             --            --          (3,589)          --
                                             -----------    -----------   -----------    -----------    -----------
Balances - December 31, 1998                     645,800             65         2,999        (3,653)          --

   Prior period adjustments                         --             --            --            (833)          --
   Sale of common stock                          297,500             30        29,720          --             --
   Shareholders loans converted to stock         233,750             23        23,352          --             --
   Common stock issued for marketable
     securities, valued at $.10 per share         68,750              7         6,868          --             --
   Net loss                                         --             --            --         (67,597)          --      $   (67,597)
   Unrealized gain on marketable
     securities                                     --             --            --            --           22,656         22,656
                                             -----------    -----------   -----------   -----------    -----------    -----------

Comprehensive loss                                                                                                    $   (44,941)
                                                                                                                      ===========

Balances - December 31, 1999                   1,245,800            125        62,939       (72,083)        22,656
   Shareholders'  loan converted to stock,
     valued at $.10 per share                    156,400             16        15,624          --             --
     Net loss                                       --             --            --         (81,304)          --      $   (81,304)
     Change in unrealized gain on
        marketable securities                       --             --            --            --          (22,656)       (22,656)
                                             -----------    -----------   -----------   -----------    -----------    -----------

Comprehensive loss                                                                                                    $  (103,960)
                                                                                                                      ===========

Balances - December 31, 2000                   1,402,200            141        78,563      (153,387)          --

Common stock issued for consulting
   services, valued at $.10 per share            690,000             69        68,931          --             --
   Net loss                                         --             --            --          (8,302)          --
                                             -----------    -----------   -----------   -----------    -----------

Balances - September 30, 2001                  2,092,200    $       210   $   147,494   $  (161,689)   $      --
                                             ===========    ===========   ===========   ===========    ===========


                              The accompanying notes are an integral part of these financial statements

                                                                 F4



                                                SOUTHERN GROUP INTERNATIONAL, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)

                                                     STATEMENTS OF CASH FLOWS

                                                            (UNAUDITED)

                                                                                                                     Cumulative
                                                                                                                    Amounts Since
                                                                                                                      Inception
                                                       Three Months Ended                Nine Months Ended            August 10,
                                                       ------------------                -----------------              1995 to
                                                 September 30,    September 30,    September 30,    September 30,    September 30,
                                                      2001             2000            2001             2000             2001
                                                      ----             ----            ----             ----             ----
CASH FLOWS FROM OPERATING ACTIVITIES
   Net profit (loss)                              $  (4,946)       $ (12,945)       $  (8,302)       $   1,676        $(161,689)
   Adjustments to reconcile net income (loss)
      to net cash used in operating activities:
   Realized gain on sale of available-for
      sale of securities                               --               --               --            (17,089)         (17,089)
   Impairment loss on related party receivable         --               --               --               --             50,000
   Changes in assets and liabilities:
      Increase (decrease) in accrued expenses         4,904            4,275          (69,356)           4,275           84,338
                                                  ---------        ---------        ---------        ---------        ---------

NET CASH USED IN OPERATING ACTIVITIES                   (42)          (8,670)         (77,658)         (11,138)         (44,440)

CASH FLOWS FROM INVESTING ACTIVITIES
   Proceeds from sale of available-for-sale
      securities                                       --               --               --             23,965           23,965
   Increase in loan receivable, related party          --               --               --               --            (50,800)
   Decrease in loan receivable, related party          --               --               --               --                800
                                                  ---------        ---------        ---------        ---------        ---------

   NET CASH PROVIDED BY (USED IN)
       INVESTING ACTIVITIES                            --               --               --             23,965          (26,035)
                                                  ---------        ---------        ---------        ---------        ---------

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from short-term debt                       --               --               --                600           99,682
   Repayment of short-term debt                        --               --               --             (2,831)         (60,668)
   Proceeds from issuance of common stock              --               --             69,000             --             32,814
                                                  ---------        ---------        ---------        ---------        ---------

   NET CASH PROVIDED BY (USED IN)
      FINANCING ACTIVITIES                             --               --             69,000           (2,231)          71,828
                                                  ---------        ---------        ---------        ---------        ---------

NET INCREASE (DECREASE) IN CASH                         (42)          (8,670)          (8,658)          10,596            1,353

CASH - beginning of period                            1,395           21,242           10,011            1,976             --
                                                  ---------        ---------        ---------        ---------        ---------

CASH - end of period                              $   1,353        $  12,572        $   1,353        $  12,572        $   1,353
                                                  =========        =========        =========        =========        ---------

SUPPLEMENTAL DISCLOSURE OF
 CASH FLOW INFORMATION:
   Cash paid during the period for Interest       $    --          $     652        $    --          $     652        $   3,774
                                                  =========        =========        =========        =========        ---------
   Cash paid during the period for income taxes   $    --          $    --          $    --          $    --          $    --
                                                  =========        =========        =========        =========        ---------
   Supplemental schedule of noncash investing
      and financing activities
      Unrealized gain on marketable securities    $    --          $ (22,656)       $    --          $ (22,656)       $    --
===============================================   =========        =========        =========        =========        ---------
      Common stock issued for marketable
         securities                               $    --          $    --          $    --          $    --          $   6,875
                                                  =========        =========        =========        =========        ---------
      Conversion of shareholders loans to
         capital stock                            $    --          $ (15,640)       $    --          $ (15,640)       $  39,015
                                                  =========        =========        =========        =========        ---------


                            The accompanying notes are an integral part of these financial statements

                                                                F5

                          NOTES TO FINANCIAL STATEMENTS

                                   (UNAUDITED)


 The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month period ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000.


 1.  THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     On August 10, 1995, Southern Group International, Inc. (the "Company"), formerly Future Vision Products, Inc. and Hydrogen Technology, Inc., were incorporated under the laws of the State of Florida. The Compamy is seeking entities to acquire or merge with, in order to complete its business plan.


     LIQUIDITY AND CAPITAL RESOURCES

     The Company remains in the development stage and for the three months ended
         September 30, 2001, has experienced no significant change in liquidity, capital resources or stockholders' equity other than the receipt of proceeds for its operating expenses. Substantially all of such funds have been used to pay expenses incurred by the Company.

     The Company defined as a "shell" corporation intends to seek to carry out its plan of business of seeking to complete a merger or business acquisition transaction. In order to do so, it will require additional capital to pay ongoing expenses.


     RESULTS OF OPERATIONS

     During the three months ended September 30, 2001, the Company has engaged in no significant operations other than the acquisition of capital for general and administrative expenses and registration of its securities under the Securities Exchange Act of 1934. During this period, the Company received no operating revenues. General and administrative expense consists primarily of professional fees.


     NEED FOR ADDITIONAL FINANCING

     The Company's existing capital will not be sufficient to meet the Company's cash needs, including complying with its continuing reporting obligation under the Securities Exchange Act of 1934. Accordingly, additional capital will be required.


     STATEMENT OF CASH FLOWS

     The Company considers all highly liquid debt instruments purchased with maturity of three months or less to be cash equivalents. During the three and nine months ended September 30, 2001, the Company paid no interest or taxes.

                                       F6

                          NOTES TO FINANCIAL STATEMENTS

                                   (UNAUDITED)


 1.  THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)


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


     NET INCOME (LOSS) PER COMMON SHARE

     The net income (loss) per common share is computed by dividing the net income (loss) for the period by the weighted average number of shares outstanding at September 30, 2001.


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


     INCOME TAXES

     The Company is currently in a development stage and has not yet commenced an active trade or business. The Company did not provide any current or deferred federal or state income tax provision or benefit for any of the periods presented because to date, as it has experienced operating losses. The Company has a federal net operating loss carryforward of approximately $162,000 expiring in the years 2010 through 2020. The tax benefit of this net operating loss, based on an effective tax rate of 40%, is approximately $65,000 and has been offset by a full allowance for business combination under IRC Section 381. For the three months ended September 30, 2001, based on an effective tax rate of 40%, the valuation allowance increased by $1,978.

     The use of the net operating loss carryforward is subject to limitations imposed by the Internal Revenue Service in the event of a change in control.

                                       F7

                          NOTES TO FINANCIAL STATEMENTS

                                   (UNAUDITED)


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

                                       F8

                          NOTES TO FINANCIAL STATEMENTS

                                   (UNAUDITED)



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

     As of September 30, 2001 and December 31, 2000, the fair market value per share could not be reliably measured, because the stock is not actively traded and therefore, the F-PAC stock was reported on the Company's balance sheet at $- 0 -. The carrying value of the loan receivable from F-PAC, at December 31, 2000 was also $-0-.

                                       F9

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

                                     PART II

Item 6. Exhibits and reports on Form 8-K

               (a) The exhibits required to be filed herewith by Item 601 of regulation S-B, as described in the following index of exhibits, are incorporated herein by reference, as follows:

Exhibit No.    Description
--------------------------
3(i)           Articles of Incorporation of Southern Group International,
               Inc.(1)

3(ii)          By-Laws of Southern Group International, Inc. (1)

(1) Incorporated by reference from the Form 10-SB filed by the Company on June 25, 1999.

-----------

     (b) No reports on Form 8-K were filed by the Company for the quarter ended September 30, 2001.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated November 29, 2001

                                            SOUTHERN GROUP INTERNATIONAL, INC.


                                            By:  /s/  Konrad C. Kim
                                               --------------------------------
                                                      Konrad C. Kim, President