Form 10KSB/A
period 2000-12-31
SOUTHERN GROUP INTERNATIONAL INC
filed 2001-12-11
CIK 1089575

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


                          Common Stock $.0001 par value
                                (Title of Class)


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


Dated: December 6, 2001


                                            SOUTHERN GROUP INTERNATIONAL, INC.



                                            By:  s/s  Konrad C. Kim
                                               --------------------------------
                                                      Konrad C. Kim, President,
                                                      Director



                                            By:  s/s Seema Wasil
                                               --------------------------------
                                                     Seema Wasil, Secretary,
                                                     Director



                                            By:  s/s  Rahul Rametra
                                               --------------------------------
                                                      Rahul Rametra, Director

                              STEWART H. BENJAMIN
                       CERTIFIED PUBLIC ACCOUNTANT, P.C.
                              27 SHELTER HILL ROAD
                              PLAINVIEW, NY 11803

                           TELEPHONE: (516) 933-9781
                            FACSIMILE: (516.827-1203



                          INDEPENDENT AUDITOR'S REPORT
                          ----------------------------


To the Board of Directors and Stockholders southern Group International, Inc.
Hauppauge, New York

I have audited the accompanying balance sheet of Southern Group International, Inc. (a development stage company) as of December 31, 1999, and the related statements of operations, stockholders' equity and cash flows for the year then ended and for the period from August 10, 1955 (inception), to December 31, 1999. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Southern Group International, Inc. as of December 31, 1999, and the results of its operations and cash flows for the year then ended and from August 10, 1995 (inception), to December 31, 1999, in conformity with generally accepted accounting principles.

As discussed in Note 6 to the financial statements, an understatement in deficit was previously reported as of December 31, 1998 and accordingly, these financial statements are restated to correct that understatement.


Stewart H. Benjamin
Certified Public Accountant, P.C.

Plainview, New York
July 26, 2000
(except for Note 6, as to which the date is October 11, 2001)

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