Form 10KSB
period 2001-12-31
SOUTHERN GROUP INTERNATIONAL INC
filed 2002-04-16
CIK 1089575

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended December 31, 2001

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from                  to
                                   ------------------  ------------------

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

                                  69 Mall Drive
             -------------------------------------------------------
            (Address of Principal Executive Office street and number)

                             Commack, New York 11725
                            ------------------------
                           (City, State and Zip Code)


Issuer's telephone number:  (631) 543-2800

Securities registered under Section 12(b) of the Act:

Title of each class   N/A

Securities to be registered under Section 12(g) of the Act:

                          Common Stock $.0001 par value
                                 --------------
                                (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
                                                                 Yes X No
                                                                    ---  ---

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.
                              ---

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 2,228,931 as of December 31, 2001.

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

     As of the end of its fiscal year ending December 31, 2001, the Company had not identified any business opportunity that it plans to pursue, nor has the Company reached any agreement or definitive understanding with any person concerning an acquisition.

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

     In regard to the possibility that the shares of the issuer would qualify for listing on NASDAQ, the current standards for initial listing include, among other requirements that the issuer have (1) net tangible assets of at least $4 million, or a market capitalization of at least $50 million, or net income in its latest fiscal year of not less than $750,000 in its latest fiscal year, or in two of the last three fiscal years; (2) a public float (i.e., shares that are not held by any officer, director of 10% stockholder) of at least 1 million shares; (3) a minimum bid price of at least $4 per share; (4) at least 300 round lot stockholders (i.e., stockholders who own not less than 100 shares); and (5) have an operating history of at least one year or have a market capitalization of at least $50 million. Many, and perhaps most of the business opportunities that might be potential candidates for a combination with the Company would not satisfy the NASDAQ listing criteria.

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of the security holders of the Company during the fiscal year which ended December 31, 2001.

                                     Part II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     There has been no established public trading market for the Company's securities since its inception on August 10, 1995. However, the Company's securities are traded on the National Quotation Bureau pink sheets with no bid and no offer. The Company's trading symbol is SGPI. As of December 31, 2001 there were 2,228,931 shares outstanding, and the Company has 65 shareholders of record. No dividends have been paid to date and the Company's Board of directors does not anticipate paying dividends in the foreseeable future.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

     The Company remains in the development stage and, since inception, has experienced no significant change in liquidity or capital resources or stockholders equity other than the receipt of proceeds in the amount of $63,064 for its initial capitalization funds. Substantially all of such funds have been used to pay expenses incurred by the Company.

     The Company intends to seek to carry out its plan of business as discussed herein. In order to do so, it will require additional capital to pay ongoing expenses, including particularly legal and accounting fees incurred in conjunction with future compliance with its on-going reporting obligations.

Results of Operations

     During the period from August 10, 1995 (inception) through December 31, 2001, the Company has an accumulated deficit of $(179,021). During this period, the Company has engaged in no significant operations other than organizational activities, acquisition of capital, preparation and filing of the registration of its securities under the Securities Exchange Act of 1934, as amended, compliance with its periodical reporting requirements, and efforts to locate a suitable merger or acquisition candidate. No revenues were received by the Company during this period.

     The Company anticipates incurring a loss during fiscal year ending December 31, 2002 as a result of expenses associated with compliance with the reporting requirements of the Securities Exchange Act of 1934, and expenses associated with locating and evaluating acquisition candidates. The Company anticipates that until a business combination is completed with an acquisition candidate, it will not generate revenues. It may also continue to operate at a loss after completing a business combination, depending upon the performance of the acquired business.

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

ITEM 7.   FINANCIAL STATEMENTS.

4.   INCOME TAXES

     The Company has a Federal net operating loss carryforward of approximately $179,000 expiring in the year 2010 through 2021. The tax benefit of this net operating losses is approximately $72,000 and has been offset by a full allowance for business contributions under IRC Section 381. For the period ended December 31, 2001 the valuation allowance increased by $10,254.

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

                                    Part III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

     The directors and executive officers currently serving the Company are as follows:

Name                      Age                        Position(s) held
-----                 -----------                    ----------------
Konrad C. Kim             32                         President, Director
Seema Wasil               31                         Secretary, Director
Joseph Pioppi             72                         Director

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

Biographical Information

     Konrad C. Kim - received a Bachelor of Science degree from the University of Wisconsin in 1992. From 1995 - 1997 he was a Consultant Systems Administrator for SONY Entertainment, Columbia House, and The Village Voice newspaper. From 1997 - 1999 he was a Technical Systems Analyst at Moody's Investor's Services. Since 1999 he has been a Systems Engineer at Gateway.com.

     Seema Wasil - earned a Bachelors Degree in Accounting from Hofstra University in 1991 and a Masters Degree in Special Education from Hofstra in 1993. From 1995 to 1998 she worked in the Accounting and Public Relations departments of Atec Group, Inc. a publicly traded Company. From 1999 to the present, she has been a Vice-President of Stern Capital Partners, Ltd, a private consulting firm.

     Joseph Pioppi - graduated from Brooklyn Community College with an Associate degree in Electrical and Electronic Technology. He attended City College of New York, Bernard Baruch School of Business, and studied computer technology at Temple University. Mr. Pioppi was employed with the Pennsylvania Railroad, the Penn Central Railroad, and was a systems analyst for Conrail.

Compliance with Section 16(a) of the Exchange Act.

     Konrad Kim and Seema Wasil officers and directors of the Company, and Surinder Rametra, Beresford Overseas, Ltd., Mid-Continental Securities Corp, and Stern Capital Partners LLC beneficial owners of more than 10% of the Company's common stock, were each required to file an Initial Statement of Beneficial ownership of Securities on Form 3 at the time of the registration of the Company's securities under Section 12(g) of the Act. None of them made a timely filing on Form 3. They have each represented to the Company that they will complete all required filings under Section 16(a) on or before May 15, 2002.

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

Name and                               Number of Shares            Percent of
Address                                Owned Beneficially          Class Owned
--------------------------------------------------------------------------------
Surinder Rametra                       553,200(3)                     24.8%
27 Riesling Ct
Commack, NY 11725

Beresford Overseas Limited             300,000                        13.5%
P.O. Box 174, St. James Chambers
Athol Street
Douglas, Isle of Man 1M99 1PP

Stern Capital Partners LLC             300,000                        13.5%
170 East 88th Street
New York, NY 10128

Mid-Continental Securities Corp.       436,731                        19.6%
713 Pineside Lane
Naples, FLA 34107

Nirmala Rametra(1)                     152,000(3)                      6.8%
27 Riesling Court
Commack, NY 11725

Seema Wasil(2)                          47,000                         2.1%
27 Riesling Court
Commack, NY 11725

Konrad C. Kim                           10,000                         ***
69 Mall Street
Commack, NY

All Directors and                       57,000                         2.5%
Executive officers (3)persons)

*** Less than 1%

(1)  Nirmala Rametra is the wife of Surinder Rametra.

(2) Seema Wasil is the Secretary and Director of Southern Group
International,Inc., and is the daughter of Surinder Rametra and Nirmala Rametra.

(3) Does not include 57,000 shares held by S&N Associates, Inc. a corporation of which Surinder Rametra and Nirmala Rametra are the sole shareholders.

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

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

     (a) The Exhibits listed below are filed as part of this Annual Report.

Exhibit No.       Document
-----------       ---------------

 3.1 Articles of Incorporation (incorporated by reference from Registration Statement on Form 10-SB filed with the Securities and Exchange Commission on June 25, 1999).

 3.2               Bylaws (incorporated by reference from Registration Statement on Form 10-SB filed with the Securities and Exchange Commission on June 25, 1999).


 (b) In April, 2001, the Company filed a report on Form 8-K, reflecting a change in the Company's independent certified accountants.

SIGNATURES

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: April 15, 2002

                                            SOUTHERN GROUP INTERNATIONAL, INC.



                                            By:  /s/  Konrad C. Kim
                                               -------------------------------
                                                      Konrad C. Kim, President,
                                                      Director



                                            By:  /s/  Seema Wasil
                                               -------------------------------
                                                      Seema Wasil, Secretary,
                                                      Director



                                            By:  /s/  Joseph Pioppi
                                               -------------------------------
                                                      Joseph Pioppi, Director

                       SOUTHERN GROUP INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                                DECEMBER 31, 2001





                                    I N D E X


                                                                       Page No.
                                                                       --------

INDEPENDENT AUDITORS' REPORT                                             F-2



BALANCE SHEETS                                                           F-3



STATEMENTS OF OPERATIONS                                                 F-4



STATEMENTS OF STOCKHOLDERS' DEFICIENCY                                   F-5



STATEMENTS OF CASH FLOWS                                                 F-6



NOTES TO FINANCIAL STATEMENTS                                            F-7

BRANCH OFFICE                                                   TEL 212-840-2595
20 LEBANON ROAD                                                 FAX 212-840-7239
SCARSDALE, NY 10583-7122                                        www.lwccpa.com
914-723-3376

                         Livingston, Wachtell & Co., LLP
                          certified public accountants
                           1140 avenue of the americas
                             new york, ny 10036-5803

LEONARD L. EIGER, C.P.A.                   JAY J. LIVINGSTON, C.P.A. (1919-1972)
SAM BECKER, C.P.A.                         THEODORE WACHTELL, C.P.A. (1919-1966)
IRA E. COHEN, C.P.A.                       HERBERT H. REYBURN, C.P.A.(1934-1985)
JAMES R. GRIMALDI, C.P.A.                  IRVING ZUCKERMAN, C.P.A.  (1965-1985)
LAWRENCE GOLDMAN, C.P.A.

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------

Board of Directors and Stockholders
Southern Group International, Inc.


We have audited the accompanying balance sheets of SOUTHERN GROUP INTERNATIONAL, INC. (a development stage company) as of December 31, 2001 and 2000, and the related statements of operations, changes in stockholders' deficiency and cash flows for the years then ended and for the period August 10, 1995 inception to December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of SOUTHERN GROUP INTERNATIONAL, INC. for the period August 10, 1995 inception to December 31, 1999. The financial statement amounts of the statements of operations, changes in stockholders' deficiency and cash flows for such prior periods are encompassed in the cumulative financial statements for the period August 10, 1995 inception to December 31, 2001. The financial statements for all periods prior to January 1, 2000 were audited by other auditors whose reports expressed unqualified opinions on those statements, and our opinion, insofar as it relates to amounts for the period from inception to December 31, 1999, included in the cumulative totals for the statements of operations, changes in stockholders' deficiency and cash flows, is based solely on the reports of the other auditors.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the reports of the other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audit and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of SOUTHERN GROUP INTERNATIONAL, INC. at December 31, 2001 and 2000, and the results of its operations and its cash flows for the years then ended and for the period August 10, 1995 inception to December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.




/s/  Livingston, Wachtell & Co., LLP
------------------------------------
     Livingston, Wachtell & Co., LLP


New York, New York
February 28, 2002



                       SOUTHERN GROUP INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                                 BALANCE SHEETS



                                                                DECEMBER 31,
                                                                ------------
                                                            2 0 0 1      2 0 0 0
                                                           ---------    ---------

                                     ASSETS
                                     ------

CURRENT ASSETS
     Cash                                                  $   1,539    $  10,011
                                                           ---------    ---------

         TOTAL ASSETS                                      $   1,539    $  10,011
                                                           =========    =========



                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY
                    ----------------------------------------

CURRENT LIABILITIES:
     Loan payable - stockholder                            $   5,000    $    --
     Accrued expenses                                         14,183       84,694
                                                           ---------    ---------

         TOTAL LIABILITIES                                    19,183       84,694
                                                           ---------    ---------


STOCKHOLDERS' DEFICIENCY
     Preferred stock - $.0001 par value
         authorized 10,000,000 shares
         issued and outstanding -0- shares                      --           --
     Common Stock - $ .0001 par value,
         authorized 80,000,000 shares,
         issued and outstanding; 2,228,931 - 2001,
         1,402,200 - 2000  shares,                               224          141
     Additional paid-in capital                              161,153       78,563
     Deficit accumulated during the development stage       (179,021)    (153,387)
                                                           ---------    ---------

         TOTAL STOCKHOLDERS' DEFICIENCY                      (17,644)     (74,683)
                                                           ---------    ---------

          TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY
                                                           $   1,539    $  10,011
                                                           =========    =========


                     The accompanying notes are an integral
                       part of these financial statements.

                                      F-3



                                SOUTHERN GROUP INTERNATIONAL, INC.
                                   (A DEVELOPMENT STAGE COMPANY)

                                     STATEMENTS OF OPERATIONS


                                                                                    CUMULATIVE
                                                                                  AUGUST 10, 1995
                                                      YEARS ENDED DECEMBER 31,      INCEPTION TO
                                                     --------------------------     DECEMBER 31,
                                                        2 0 0 1        2 0 0 0        2 0 0 1
                                                        -------        -------        -------


COST AND EXPENSES
    General and administrative expenses:
       Consulting fees                               $      --      $    74,000    $    74,000
       Bank charges                                          137             61          1,830
       Filing fees                                          --              300            900
       Edgar filing service fees                           1,346          2,878          4,964
       Legal fees                                         15,016          9,816         35,332
       Accounting fees                                     6,500          9,750         18,350
       Transfer agent fees                                 1,250          1,100          4,710
       Miscellaneous                                       1,385           --            1,449
                                                     -----------    -----------    -----------

Total costs and expenses                                  25,634         97,905        141,535
                                                     -----------    -----------    -----------

       OPERATING LOSS                                    (25,634)       (97,905)      (141,535)
                                                     -----------    -----------    -----------

Other income (expenses)

       Impairment loss on related party
         receivable                                         --             --          (50,833)
       Interest income                                      --              164            164
       Interest expense                                     --             (652)        (3,906)
       Gain on sale of marketable security                  --           17,089         17,089
                                                     -----------    -----------    -----------

Total other income (expenses)                               --           16,601        (37,486)
                                                     -----------    -----------    -----------

       NET LOSS                                      $   (25,634)   $   (81,304)   $  (179,021)
                                                     ===========    ===========    ===========



LOSS PER COMMON SHARE                                $      (.01)   $      (.06)
                                                     ===========    ===========


WEIGHTED AVERAGE COMMON
         SHARES OUTSTANDING                            2,490,651      1,401,773
                                                     ===========    ===========


                              The accompanying notes are an integral
                                part of these financial statements.

                                               F-4



                                                SOUTHERN GROUP INTERNATIONAL, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)
                                         STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIENCY

                                          AUGUST 10, 1995 INCEPTION TO DECEMBER 31, 2001


                                                                                         Deficit
                                                   Common Stock                        Accumulated    Accumulated
                                                 $.0001 Par Value        Additional    During the        Other
                                                 ----------------          Paid-In     Development   Comprehensive  Comprehensive
                                              Shares        Amount         Capital        Stage          Income          Loss
                                            -----------    -----------   -----------   -----------    -----------    -----------

Balances, August 10, 1995                          --      $      --     $      --     $      --      $      --
    Issuance of common stock                    642,800           --            --            --             --
    Net loss for the period                        --               64          --             (64)          --
                                            -----------    -----------   -----------   -----------    -----------
Balances - December 31, 1995                    642,800             64          --             (64)          --

    The company was inactive in 1996               --             --            --            --             --
                                            -----------    -----------   -----------   -----------    -----------
Balances, December 31, 1996                     642,800             64          --             (64)

    The company was inactive in 1997               --             --            --            --             --
                                            -----------    -----------   -----------   -----------    -----------
Balances - December 31, 1997                    642,800             64          --             (64)          --

    Sale of common stock                          3,000              1         2,999          --             --
    Net loss - 1998                                --             --            --          (3,589)          --
                                            -----------    -----------   -----------   -----------    -----------
Balances - December 31, 1998                    645,800             65         2,999        (3,653)          --

   Prior period adjustments                        --             --            --            (833)          --
   Sale of common stock                         297,500             30        29,720          --             --
   Shareholders loans converted to stock        233,750             23        23,352          --             --
   Common stock issued for marketable
     securities, valued at $.10 per share        68,750              7         6,868          --             --
Net loss - 1999                                    --             --            --         (67,597)          --      $   (67,597)
   Unrealized gain on marketable
     securities                                    --             --            --            --           22,656         22,656
                                            -----------    -----------   -----------   -----------    -----------    -----------
Comprehensive loss - 1998                                                                                            $   (44,941)
                                                                                                                     ===========
Balances - December 31, 1999                  1,245,800            125        62,939       (72,083)        22,656

   Shareholders'  loan converted to
     stock, valued at $.10 per share            156,400             16        15,624          --             --
   Net loss - 2000                                 --             --            --         (81,304)   $   (81,304)
   Change in unrealized gain on
     marketable securities                         --             --            --            --          (22,656)       (22,656)
                                            -----------    -----------   -----------   -----------    -----------    -----------
Comprehensive loss                                                                                                   $  (103,960)
                                                                                                                     ===========
Balances - December 31, 2000                  1,402,200            141        78,563      (153,387)          --

   Common stock issued for consulting
     services, valued at $.10 per share         690,000             69        68,931          --             --
   Common stock issued for payment of
     operating expenses, valued at $.10
     per share                                  136,731             14        13,659          --             --

   Net loss - 2001                                 --             --            --         (25,634)          --
                                            -----------    -----------   -----------   -----------    -----------

Balances - December 31, 2001                  2,228,931    $       224   $   161,153   $  (179,021)   $      --
                                            ===========    ===========   ===========   ===========    ===========


                                              The accompanying notes are an integral
                                                part of these financial statements.

                                                                F-5



                                 SOUTHERN GROUP INTERNATIONAL, INC.
                                    (A DEVELOPMENT STAGE COMPANY)


                                      STATEMENTS OF CASH FLOWS


                                                                                       CUMULATIVE
                                                                                     AUGUST 10, 1995
                                                        YEARS ENDED DECEMBER 31,      INCEPTION TO
                                                         ----------------------        DECEMBER 31,
                                                           2 0 0 1      2 0 0 0           2 0 0 1
                                                           -------      -------           -------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss                                            $ (25,634)   $ (81,304)        $(179,021)
     Adjustments to reconcile net loss to
         net cash used in operating activities:
           Common stock issued for payment of expenses      13,673         --              13,673
           Realized gain on sale of available-for sale
               - securities                                   --        (17,089)          (17,089)
           Impairment loss on related party
               receivable                                     --           --              50,833
           Changes in assets and liabilities:
                Accrued expenses                            (1,511)      84,694            82,350
                                                         ---------    ---------         ---------

     NET CASH USED IN OPERATING ACTIVITIES                 (13,472)     (13,699)          (49,254)
                                                         ---------    ---------         ---------

CASH FLOWS FROM INVESTING ACTIVITIES
     Proceeds from sale of available-for-sale
        securities                                            --         23,965            23,965
     Increase in loan receivable from related party           --           --             (50,800)
     Increase in loan payable to stockholder                 5,000         --               5,800
                                                         ---------    ---------         ---------

     NET CASH PROVIDED BY (USED IN)
        INVESTING ACTIVITIES                                 5,000       23,965           (21,035)
                                                         ---------    ---------         ---------

CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from short-term debt                            --            600            99,682
     Repayment of short-term debt                             --         (2,831)          (60,668)
     Proceeds from issuance of common stock                   --           --              32,814
                                                         ---------    ---------         ---------

NET CASH PROVIDED BY (USED IN)
        FINANCING ACTIVITIES                                  --         (2,231)           71,828
                                                         ---------    ---------         ---------

NET INCREASE (DECREASE) IN CASH                             (8,472)       8,035             1,539

CASH - beginning of period                                  10,011        1,976              --
                                                         ---------    ---------         ---------

CASH - end of period                                     $   1,539    $  10,011         $   1,539
                                                         =========    =========         =========


                               The accompanying notes are an integral
                                 part of these financial statements.

                                                 F-6

                       SOUTHERN GROUP INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS



1.   THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     On August 10, 1995, Southern Group International, Inc. (the "Company"), formerly Future Vision Products, Inc. and Hydrogen Technology, Inc., was incorporated under the laws of the State of Florida. The Company is seeking entities to acquire or merge with, in order to complete its business plan.


     LIQUIDITY AND CAPITAL RESOURCES

     The Company remains in the development stage for the year ended December 31, 2001, and have experienced no significant change in liquidity, capital resources or stockholders' equity other than the receipt of proceeds for its operating expenses. Substantially all of such funds have been used to pay expenses incurred by the Company.

     The Company defined as a "shell" corporation intends to carry out its plan of business of seeking to complete a merger or business acquisition transaction. In order to do so, it will require additional capital to pay ongoing expenses.

     RESULTS OF OPERATIONS

     During the year ended December 31, 2001, the Company has engaged in no significant operations other than the acquisition of capital for general and administrative expenses and registration of its securities under the Securities Exchange Act of 1934. During this period, the Company received no operating revenues. General and administrative expense consists primarily of professional fees.

     NEED FOR ADDITIONAL FINANCING

     The Company's existing capital is inadequate to meet the Company's continuing cash needs, including complying with its continuing reporting obligation under the Securities Exchange Act of 1934. Accordingly, additional capital will be required.

     CASH AND CASH EQUIVALENTS

     For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with maturity of three months or less to be cash equivalents.

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

                       SOUTHERN GROUP INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS



1.   THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     LOSS PER COMMON SHARE

     Loss per common share is computed by dividing the loss for the period by the weighted average number of shares outstanding for the period.

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


     SIGNIFICANT ESTIMATES

     Several areas require significant management estimates relating to uncertainties for which it is reasonably possible that there will be a material change in the near term. The significant area requiring the use of management estimates related to accrued expenses.

     COMPREHENSIVE INCOME

     Effective January 1, 1998, the Company adopted the Statement of Financial Accounting Standards No. 1307, "Reporting Comprehensive Income" (SFAS No. 130"). SFAS No. 130 requires an entity to report comprehensive income and its components.


     INCOME TAXES

     The Company is currently in a development stage and has not yet commenced an active trade or business. The Company did not provide any current or deferred federal or state income tax provision or benefit for any of the periods presented because to date, as it has experienced operating losses. The Company has a federal net operating loss carryforward of approximately $(179,000) expiring in the years 2010 through 2021. The tax benefit of this net operating loss, based on an effective tax rate of 40%, is approximately $72,000 and has been offset by a full valuation allowance. For the year ended December 31, 2001, based on an effective tax rate of 40%, the valuation allowance increased by $10,254.

     The use of the net operating loss carryforward is subject to limitations imposed by the Internal Revenue Service in the event of a change in control.

                       SOUTHERN GROUP INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS



2.   SECURITIES AVAILABLE FOR SALE

     Securities available for sale consist of marketable equity securities not classified as either held-to-maturity or trading securities. Securities available for sale are stated at fair value, and unrealized holding gains and losses are reported as a separate component of stockholders' equity as accumulated other comprehensive income in 1999. At December 31, 2001 and 2000, the balance in accumulated other comprehensive income was $-0-.

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


3.   LOAN PAYABLE

     The Company had a bank line of credit, which provides for borrowings up to $75,000. The line of credit was guaranteed by a stockholder of the Company, and principal and interest on advances is payable monthly at the bank prime rate plus 1%. The line of credit expired in October 2001. The Company had fully repaid the bank line of credit on February 25, 2000. Interest expense related to the bank line of credit was $-0- during the year ended December 31, 2001.


4.   LOANS PAYABLE - STOCKHOLDERS

     Due to cash flow problems, loans were received from certain stockholders to repay the bank's line of credit and provide working capital. Stockholders' loans totaling $23,375 and $15,640 were converted to equity as a result of resolutions adopted by the Board of Directors on May 5, 1999 and June 29, 2000, respectively. The stockholders agreed to accept a total of 390,150 shares of the Company's $.0001 par value restricted common stock in full settlement of the Company's obligation of $39,015. The fair market value of the shares issued were determined by management to be $.10 per share and accordingly, no gain or loss on these stockholders' debt to equity conversions has been recorded in the statements of operations for the years ended December 31, 2001 and 2000. There was no public market for the Company's stock on these dates of stock issuance.


5.   COMMON STOCK TRANSACTIONS - RELATED PARTIES

     Pursuant to a resolution adopted by the Board of Directors on March 1, 2001 for related party services performed in 2000, the Company issued 690,000 shares of restricted common stock to certain shareholders at a price of $.10 per share, for an aggregate consideration of $69,000, which includes $64,000 of consulting fees and $5,000 of director's fees. The price of $.10 per share, which exceeds the book value per share, was determined as the fair value by management at March 1, 2001, as there was no public market for the stock.

                       SOUTHERN GROUP INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS



5.   COMMON STOCK TRANSACTIONS - RELATED PARTIES (Continued)

     Pursuant to a resolution adopted by the Board of Directors on December 21, 2001, the Company issued 136,731 shares of restricted common stock to one of the shareholders at a price of $.10 per share, for the payment to certain vendors of the Company's operating expenses in the amount of $13,673. The price of $.01 per share, which exceeds the book value per share, was determined as the fair value by management at December 21, 2001, as there was no public market for the stock.


6.   RELATED PARTY TRANSACTIONS

     During the fourth fiscal quarter of 1999, the Company determined that the carrying value, of $50,833, including accrued interest of a loan receivable from F-PAC International, Inc. ("F-PAC"), a related party, was impaired in accordance with SFAS 118 and was written down to its fair value of $-0-. Fair value, was determined by reference to the present value of the estimated future cash in flows for this receivable. An impairment loss of $50,833 (included in other expenses) was charged to operations in 1999.

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

     As of December 31, 2001 and 2000, the fair market value per share could not be reliably measured, because the stock is not actively traded and therefore, the F-PAC stock was reported on the Company's balance sheet at $-0-.



                            SOUTHERN GROUP INTERNATIONAL, INC.
                               (A DEVELOPMENT STAGE COMPANY)

                               NOTES TO FINANCIAL STATEMENTS



7.     SUPPLEMENTAL CASH FLOW INFORMATION

                                                                               CUMULATIVE
                                                                               AUGUST 10,
                                                                                 1995
                                                YEARS ENDED DECEMBER 31,      INCEPTION TO
                                                -----------------------       DECEMBER 31,
                                                  2 0 0 1      2 0 0 0           2 0 0 1
                                                  -------      -------           -------
CASH PAID DURING THE PERIOD FOR:

     Interest                                   $     --     $      652        $     --
                                                ==========   ==========        ==========

     Income taxes                               $     --     $     --          $     --
                                                ==========   ==========        ==========



SCHEDULE OF NON-CASH INVESTING AND FINANCING
     ACTIVITIES:
         Unrealized gain on marketable
         securities                             $     --     $  (22,656)       $     --
                                                ==========   ==========        ==========
         Conversion of shareholders' loans to
           capital stock                        $     --     $   15,640        $   39,015
                                                ==========   ==========        ==========
         Common stock issued for noncash
           consideration (826,731 shares
           issued @$.10 per share)              $   82,673   $     --          $   82,673
                                                ==========   ==========        ==========

                                           F-11