Form 10QSB
period 2002-03-31
SOUTHERN GROUP INTERNATIONAL INC
filed 2002-06-17
CIK 1089575

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   Form 10-QSB

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        For Quarter ended March 31, 2002

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

    For the transition period from __________________ to ____________________

                           Commission File No 0-26509
                                              -------

                       SOUTHERN GROUP INTERNATIONAL, INC.
                       ----------------------------------
        (Exact name of small business issuer as specified in its charter)

       Florida                                                 65-06001212
------------------------                                 ----------------------
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

As of March 31, 2002, the issuer had 2,228,931 shares of common stock, par value $.0001 per share issued and outstanding.

                         PART I - Financial Information

Item 1. Financial Statements

The unaudited financial statements of registrant for the three months ended March 31, 2002 follow. the financial statements reflet all adjustments which are, in the opinion of management, nacessary to a fair statement of the results for the interim period presented.



                       SOUTHERN GROUP INTERNATIONAL, INC.

                                 MARCH 31, 2002
                                   (UNAUDITED)




                                    I N D E X


                                                                       Page No.
                                                                       --------


BALANCE SHEETS                                                           F-2



STATEMENTS OF OPERATIONS                                                 F-3



STATEMENTS OF CASH FLOWS                                                 F-4



NOTES TO FINANCIAL STATEMENTS                                            F-5



                           SOUTHERN GROUP INTERNATIONAL, INC.

                                     BALANCE SHEETS



                                                              (Unaudited)
                                                               March 31,   December 31,
                                                                2 0 0 2      2 0 0 1
                                                                -------      -------

                                         Assets
                                         ------
Current Assets
     Cash                                                      $     614    $   1,539
                                                               ---------    ---------

         Total Assets                                          $     614    $   1,539
                                                               ---------    =========



                         Liabilities and Stockholders' Deficiency
                         ----------------------------------------

Current Liabilities:
     Loan payable - stockholder                                $   5,625    $   5,000
     Accrued expenses                                             14,283       14,183
                                                               ---------    ---------

         Total Liabilities                                        19,908       19,183
                                                               ---------    ---------


Stockholders' Deficiency
     Preferred stock - $.0001 par value,
         authorized 10,000,000 shares,
         issued and outstanding -0- shares                          --           --
     Common stock - $ .0001 par value, authorized
         80,000,000 shares,
         issued and  outstanding 2,228,931 shares,                   224          224
     Additional paid-in capital                                  161,153      161,153
     Deficit accumulated during the development stage           (180,671)    (179,021)
                                                               ---------    ---------

         Total Stockholders' Deficiency                          (19,294)     (17,644)
                                                               ---------    ---------

          Total Liabilities and Stockholders' Deficiency
                                                               $     614    $   1,539
                                                               =========    =========


                        The accompanying notes are an integral part
                               of the financial statements.

                                            F-2

                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                   Three Months Ended March 31,
                                                   ----------------------------
                                                     2 0 0 2          2 0 0 1
                                                     -------          -------


Cost and Expenses
    General and administrative expenses:
       Bank charges                                $        85      $         5
       Filing fees                                         215             --
       Legal fees                                          350              240
       Accounting fees                                   1,000            1,000
                                                   -----------      -----------

Total costs and expenses                                 1,650            1,245
                                                   -----------      -----------

       Operating loss                                   (1,650)          (1,245)
                                                   -----------      -----------

       Net loss                                    $    (1,650)     $    (1,245)
                                                   ===========      ===========


Net loss per common share                          $      (.00)     $      (.00)
                                                   ===========      ===========


Weighted average number of common
     shares outstanding                              2,228,931        1,632,200
                                                   ===========      ===========


                  The accompanying notes are an integral part
                          of the financial statements.

                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)




                                                              Three Months
                                                             Ended March 31,
                                                         ----------------------
                                                          2 0 0 2       2 0 0 1
                                                          -------       -------
Cash Flows From Operating Activities
     Net loss                                            $ (1,650)     $ (1,245)
           Changes in assets and liabilities:
                Accrued expenses                              100        (2,260)
                                                         --------      --------

     Net Cash Used In Operating Activities                 (1,550)       (3,505)
                                                         --------      --------


Cash Flows From Financing Activities
     Due to shareholders                                      625          --
                                                         --------      --------

Net Cash Provided By Financing Activities                     625          --
                                                         --------      --------

Net decrease in cash                                         (925)       (3,505)

Cash - beginning of period                                  1,539        10,011
                                                         --------      --------

Cash - end of period                                     $    614      $  6,506
                                                         ========      ========


                  The accompanying notes are an integral part
                          of the financial statements.

                       SOUTHERN GROUP INTERNATIONAL, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2001.

1.   THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     On August 10, 1995, Southern Group International, Inc. (the "Company"), formerly Future Vision Products, Inc. and Hydrogen Technology, Inc., was incorporated under the laws of the State of Florida. The Company is a "blank check" company. A "blank check" company is a company that has no specific business plan or purpose or has indicated that its business plan is to engage in a merger or acquisition with an unidentified company or companies. The Company has been exploring sources to obtain additional equity or debt financing. The Company has also indicated its intention to participate in one or more as yet unidentified business ventures, which management will select after reviewing the business opportunities for their profit or growth potential.

     Due to the Company having no specific business plan or operations, the Company is not a "Development Stage Company" as defined by Generally Accepted Accounting Principles (GAAP), as was reported in the Company's prior financial statements. Therefore, cumulative amounts were not reported on the statements of operations and cash flows.

     LIQUIDITY AND CAPITAL RESOURCES

     The Company was a blank check company for the three months ended March 31, 2002, and has experienced no significant change in liquidity, capital resources or stockholders' equity other than the receipt of proceeds for its operating expenses. Substantially all of such funds have been used to pay expenses incurred by the Company.

     RESULTS OF OPERATIONS

     During the three months ended March 31, 2002, the Company has engaged in no significant operations other than the acquisition of capital for general and administrative expenses and registration of its securities under the Securities Exchange Act of 1934. During this period, the Company received no operating revenues. General and administrative expense consists primarily of professional fees.

                       SOUTHERN GROUP INTERNATIONAL, INC.

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

     CASH AND CASH EQUIVALENTS

     For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with maturity of three months or less to be cash equivalents. No cash was paid for interest and income taxes for the periods ending March 31, 2002 and 2001.

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

     FAIR VALUE OF FINANCIAL INSTRUMENTS

     Statement of Financial Accounting Standards No. 107, Disclosures about Fair Value of Financial Instruments ("SFAS 107") requires entities to disclose the fair values of financial instruments except when it is not practicable to do so. Under SFAS No. 107, it is not practicable to make this disclosure when the costs of formulating the estimated values exceed the benefit when considering how meaningful the information would be to financial statement users.

     As a result of the difficulties presented in the valuation of the loans payable due to officers/stockholders because of their related party nature, estimating the fair value of these financial instruments is not considered practicable. The fair values of all other assets and liabilities do not differ materially from their carrying amounts. None of the above are derivative financial instruments and none are being held for trading purposes.


2.   INCOME TAXES

     Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to reverse. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the statement of operations in the period that includes the enactment date.

     The Company is currently a blank check company and has not yet commenced an active trade or business. The Company did not provide any current or deferred federal or state income tax provision or benefit for any of the periods presented because to date, it has experienced operating losses. The Company has a federal net operating loss carryforward of approximately $180,671 expiring in the years 2010 through 2022. The tax benefit of this net operating loss, based on an effective tax rate of 40%, is approximately $72,000 and has been offset by a full valuation allowance. For the three months ended March 31, 2002, based on an effective tax rate of 40%, the valuation allowance increased by $660.

     The use of the net operating loss carryforward is subject to limitations imposed by the Internal Revenue Service in the event of a change in ownership and control.


3.   LOANS PAYABLE - STOCKHOLDERS

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

4.   COMMON STOCK TRANSACTIONS - RELATED PARTIES

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

Exhibit No.   Description
-----------   -----------

3(i)          Articles of Incorporation of Southern Group International, Inc.(1)

3(ii)         By-Laws of Southern Group International, Inc. (1)

(1) Incorporated by reference from the Form 10-SB filed by the Company on June 25, 1999.
-----------

  (b) No reports on Form 8-K were filed by the Company for the quarter ended March 31, 2002.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated June 14, 2002

                                            SOUTHERN GROUP INTERNATIONAL, INC.


                                            By:  /s/  Konrad C. Kim
                                               --------------------------------
                                                      Konrad C. Kim, President