Form 10QSB
period 2002-06-30
SOUTHERN GROUP INTERNATIONAL INC
filed 2002-08-14
CIK 1089575

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   Form 10-QSB

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         For Quarter ended June 30, 2002

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

    For the transition period from __________________ to ____________________

                           Commission File No 0-26509
                                              -------

                       SOUTHERN GROUP INTERNATIONAL, INC.
         ---------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

           Florida                                              65-0601272
 ------------------------------                          ----------------------
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

As of June 30, 2002, the issuer had 2,228,931 shares of common stock, par value $.0001 per share issued and outstanding.

                         PART I - Financial Information

Item 1. Financial Statements

The unaudited financial statements of registrant for the three months ended June 30, 2002 follow. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented.

                       SOUTHERN GROUP INTERNATIONAL, INC.

                                  JUNE 30, 2002
                                   (UNAUDITED)




                                    I N D E X


                                                                        Page No.
                                                                        --------


CONDENSED BALANCE SHEETS                                                  F-2


CONDENSED STATEMENTS OF OPERATIONS                                        F-3


CONDENSED STATEMENTS OF CASH FLOWS                                        F-4


NOTES TO CONDENSED FINANCIAL STATEMENTS                                   F-5

                 SOUTHERN GROUP INTERNATIONAL, INC.

                      CONDENSED BALANCE SHEETS


                                                    (Unaudited)
                                                      June 30,    December 31,
                                                        2002         2001

                                     Assets
                                     ------

Current assets

Cash                                                 $     572     $   1,539
                                                     ---------     ---------
     Total  assets                                   $     572     $   1,539
                                                     =========     =========



                    Liabilities and Stockholders' Deficiency
                    ----------------------------------------

Current Liabilities
Loan payable - stockholder                           $   5,625     $   5,000
Accrued expenses                                        18,093        14,183
                                                     ---------     ---------
     Total Liabilities                                  23,718        19,183
                                                     ---------     ---------



Stockholders' Deficiency

Preferred stock - $ .0001 par value
  authorized 10,000,000 shares
   issued and outstanding -0- shares                      --            --
Common stock - $.0001 par value,
  authorized 80,000,000 shares,
   issued and outstanding 2,228,931 shares,                224           224
Additional paid in capital                             161,153       161,153
Deficit                                               (184,523)     (179,021)
                                                     ---------     ---------
       Total  Stockholders' Deficiency                 (23,146)      (17,644)
                                                     ---------     ---------

       Total Liabilities and Stockholders'
       Deficiency                                    $     572     $   1,539
                                                     =========     =========



                                  SOUTHERN GROUP INTERNATIONAL, INC.

                                  CONDENSED STATEMENTS OF OPERATIONS
                                              (UNAUDITED)



                                                 Three Months Ended            Six Months Ended
                                                 ------------------            ----------------
                                                      June 30,                     June 30,
                                                      --------                     --------
                                                2002           2001           2002           2001
                                             -----------    -----------    -----------    -----------
Cost and Expenses
 General and administrative expenses:
   Bank charges                              $        42    $        26    $       127    $        31
   Filing Fees                                      --             --              215           --
   Professional fees                               3,310          2,000          4,660          3,240
   Transmission service                              500           --              500           --
   Miscellaneous                                    --               85           --               85
                                             -----------    -----------    -----------    -----------
     Total costs and expenses                      3,852          2,111          5,502          3,356
                                             -----------    -----------    -----------    -----------
     Operating loss                               (3,852)        (2,111)        (5,502)        (3,356)
                                             -----------    -----------    -----------    -----------
     Net loss                                $    (3,852)   $    (2,111)   $    (5,502)   $    (3,356)
                                             ===========    ===========    ===========    ===========
Loss per common share                        $      (.00)   $      (.00)   $      (.00)   $      (.00)
                                             ===========    ===========    ===========    ===========

Weighted average common shares outstanding     2,228,931      2,092,200      2,228,931      1,863,471
                                             ===========    ===========    ===========    ===========

                                                  F-3



                        SOUTHERN GROUP INTERNATIONAL, INC.

                        CONDENSED STATEMENTS OF CASH FLOWS



                                                                Six Months Ended
                                                                ----------------
                                                                     June 30,
                                                                     --------
                                                                 2002       2001
                                                               -------    -------
Cash flows from operating activities:
  Net loss                                                     $(5,502)   $(2,111)
  Adjustment to reconcile net income to net cash provided by
     (used in) operating activities:
  Changes in operating assets and liabilities:
         Accrued expenses and other current liabilities          3,910     (3,000)
                                                               -------    -------

  Net cash used in operating activities                         (1,592)    (5,111)
                                                               -------    -------

Cash flows from financing activities:
  Due to shareholders                                              625       --
                                                               -------    -------
Net cash provided by financing activities                          625       --
                                                               -------    -------
Net decrease in cash and cash equivalents                         (967)    (5,111)

Cash and cash equivalents - beginning of period                  1,539      6,506
                                                               -------    -------
Cash and cash equivalents - end of period                      $   572    $ 1,395
                                                               =======    =======

                                      F-4

                       SOUTHERN GROUP INTERNATIONAL, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)



The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the period ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information, refer to the financial statements and footnotes thereto included in the Form 10-KSB for the year ended December 31, 2001.

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

     LIQUIDITY AND CAPITAL RESOURCES

     The Company is a blank check company and has experienced no significant change in liquidity, capital resources or stockholders' equity other than the receipt of proceeds for its operating expenses. Substantially all of such funds have been used to pay expenses incurred by the Company.

     RESULTS OF OPERATIONS

     During the six months and three months ended June 30 2002, the Company has engaged in no significant operations other than the acquisition of capital for general and administrative expenses and registration of its securities under the Securities Exchange Act of 1934. During this period, the Company received no operating revenues. General and administrative expense consists primarily of professional fees.

                       SOUTHERN GROUP INTERNATIONAL, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)



     THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     NEED FOR ADDITIONAL FINANCING

     The Company's existing capital is inadequate to meet the Company's continuing cash needs, including complying with its continuing reporting obligation under the Securities Exchange Act of 1934. Accordingly, additional capital will be required.

     CASH AND CASH EQUIVALENTS

     For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with maturity of three months or less to be cash equivalents. No cash was paid for interest and income taxes for the periods ending June 30, 2002 and 2001.

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

                       SOUTHERN GROUP INTERNATIONAL, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)



1.   THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

     As a result of the difficulties presented in the valuation of the loans payable to stockholders because of their related party nature, estimating the fair value of these financial instruments is not considered practicable. The fair values of all other assets and liabilities do not differ materially from their carrying amounts. None of the above are derivative financial instruments and none are being held for trading purposes.


2.   INCOME TAXES

     Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to reverse. The effect on deferred tax assets and liabilities from a change in tax rates is recognized in the statement of operations in the period that includes the enactment date.

     The Company is currently a blank check company and has not yet commenced an active trade or business. The Company did not provide any current or deferred federal or state income tax provision or benefit for any of the periods presented because to date, it has experienced operating losses. The Company has a federal net operating loss carryforward of approximately $185,000 expiring in the years 2010 through 2022. The tax benefit of this net operating loss, based on an effective tax rate of 40%, is approximately $74,000 and has been offset by a full valuation allowance. For the six months and three months ended June 30, 2002, based on an effective tax rate of 40%, the valuation allowance increased by $2,201 and $1,541, respectively.

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

                       SOUTHERN GROUP INTERNATIONAL, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)



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

                                   PART II

Item 6. Exhibits and reports on Form 8-K

          (a) The exhibits required to be filed herewith by Item 601 of regulation S-B, as described in the following index of exhibits, are incorporated herein by reference, as follows:

Exhibit No.    Description
-----------    -----------------------------------------------------------------
3(i)           Articles of Incorporation of Southern Group International,
               Inc.(1)

3(ii)          By-Laws of Southern Group International, Inc. (1)

99.1           Certification*

-----------------

*    Filed herewith

(1) Incorporated by reference from the Form 10-SB filed by the Company on June 25, 1999.

(b) Reports on Form 8-K. On May 1, 2002, the Company filed a Form 8-K reflecting a change in its certified public accountants. On June 6, 2002 the Company filed another Form 8-K again changing its certified public accountant and reappointing Livingston, Wachtell & Co. LLP as its independent certified public accountants.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated August 13, 2002

                                            SOUTHERN GROUP INTERNATIONAL, INC.


                                            By: /s/  Konrad C. Kim
                                               -------------------------------
                                                      Konrad C. Kim, President,
                                                      Chief Financial Officer