Form 10QSB
period 2002-09-30
SOUTHERN GROUP INTERNATIONAL INC
filed 2002-11-20
CIK 1089575

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   Form 10-QSB

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      For Quarter ended September 30, 2002

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

    For the transition period from __________________ to ____________________

                           Commission File No 0-26509

                       SOUTHERN GROUP INTERNATIONAL, INC.
                       ----------------------------------
        (Exact name of small business issuer as specified in its charter)

       Florida                                                   65-0601272
------------------------                                 ----------------------
(State or other jurisdiction                            (IRS Employer ID Number)
of incorporation or organization)

                      69 Mall Drive, Comack, New York 11725
                      -------------------------------------
                    (Address of principal executive offices)

                                 (631) 543-2800
                            Issuer's Telephone Number

                      69 Mall Drive, Comack, New York 11725
--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

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

As of September 30, 2002, the issuer had 2,228,931 shares of common stock, par value $.0001 per share issued and outstanding.

                         PART I - Financial Information

Item 1. Financial Statements

     The unaudited financial statements of registrant for the three months ended September 30, 2002 follow. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented.


                       SOUTHERN GROUP INTERNATIONAL, INC.

                               September 30, 2002
                                   (UNAUDITED)




                                    I N D E X


                                                                    Page No.



CONDENSED BALANCE SHEET                                               2



CONDENSED STATEMENTS OF OPERATIONS                                    3



CONDENSED STATEMENTS OF CASH FLOWS                                    4



NOTES TO CONDENSED FINANCIAL STATEMENTS                               5

                       SOUTHERN GROUP INTERNATIONAL, INC.


                            CONDENSED BALANCE SHEETS
                                   (UNAUDITED)

                                                                   September 30,
                                                                        2002
                                                                   -------------
                                     Assets
                                     ------

Current assets
      Cash and cash equivalents                                        $  1,548
                                                                       --------

          Total assets                                                 $  1,548
                                                                       ========


                    Liabilities and stockholders' deficiency
                    ----------------------------------------

Current liabilities
      Loan payable - stockholders                                      $  8,125
      Accrued expenses                                                   20,404
                                                                       --------

          Total liabilities                                              28,529
                                                                       --------
Stockholders' deficiency
      Common stock - $.0001 par value,
          authorized 80,000,000 shares,
          issued and outstanding 2,228,931 shares
                                                                            224
      Additional paid-in-capital                                        161,153
      Deficit                                                          (188,358)
                                                                       --------

          Total stockholders' deficiency                                (26,981)
                                                                       --------

          Total liabilities and stockholders' deficiency               $  1,548
                                                                       ========



                   The accompanying notes are an integral part
                     of the condensed financial statements.


                                        SOUTHERN GROUP INTERNATIONAL, INC.

                                        CONDENSED STATEMENTS OF OPERATIONS
                                                   (UNAUDITED)


                                                                  Three Months Ended                       Nine Months Ended
                                                                    September 30,                             September 30,
                                                                    -------------                             -------------
                                                                  2002               2001               2002                2001
                                                                  ----               ----               ----                ----

Costs and expenses
      General and administrative expenses:
           Bank charges                                        $        85        $        42        $       212        $        73
           Filing fees                                                --                 --                  715               --
           Legal fees                                                  800              3,904              1,150              4,144
           Accounting fees                                           2,950              1,000              7,260              4,000
           Miscellaneous                                              --                 --                 --                   85
                                                               -----------        -----------        -----------        -----------

                Total costs and expenses                             3,835              4,946              9,337              8,302
                                                               -----------        -----------        -----------        -----------

                Net loss                                       $    (3,835)       $    (4,946)       $    (9,337)       $    (8,302)
                                                               ===========        ===========        ===========        ===========

Loss per common share                                          $     (0.00)       $     (0.00)       $     (0.00)       $     (0.00)
                                                               ===========        ===========        ===========        ===========


Weighted average common shares outstanding                       2,228,931          2,092,200          2,228,931          1,941,870
                                                               ===========        ===========        ===========        ===========



                                               The accompanying notes are an integral part
                                                   of the condensed financial statements.



                             SOUTHERN GROUP INTERNATIONAL, INC.

                              CONDENSED STATEMENTS OF CASH FLOWS
                                         (UNAUDITED)

                                                                     Nine Months Ended
                                                                       September 30,
                                                                       -------------
                                                              2002                   2001
                                                             ----                   ----
Cash flows from operating activities:
        Net cash used in operating activities              $ (3,116)               $(77,658)
                                                           --------                --------

Cash flows from financing activities:
        Due to shareholders                                   3,125                    --

        Proceeds from issuance of common stock                 --                    69,000
                                                           --------                --------


        Net cash provided by financing activities
                                                              3,125                  69,000
                                                           --------                --------

Net increase (decrease) in cash and cash equivalents
                                                                  9                  (8,658)

Cash and cash equivalents - beginning of period
                                                              1,539                  10,011
                                                           --------                --------


Cash and cash equivalents - end of period                  $  1,548                $  1,353
                                                           ========                ========



                                The accompanying notes are an integral part
                                   of the condensed financial statements.

                                                      4


                       SOUTHERN GROUP INTERNATIONAL, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the period ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information, refer to the financial statements and footnotes thereto included in the Form 10-KSB for the year ended December 31, 2001.

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

     RESULTS OF OPERATIONS

     During the nine months and three months ended September 30, 2002, the Company has engaged in no significant operations other than the acquisition of capital for general and administrative expenses and registration of its securities under the Securities Exchange Act of 1934. During this period, the Company received no operating revenues. General and administrative expense consists primarily of professional fees.

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

     CASH AND CASH EQUIVALENTS

     For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with maturity of three months or less to be cash equivalents. No cash was paid for interest and income taxes for the periods ending September 30, 2002 and 20021.

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

     The Company is currently a blank check company and has not yet commenced an active trade or business. The Company did not provide any current or deferred federal or state income tax provision or benefit for any of the periods presented because to date, it has experienced operating losses. The Company has a federal net operating loss carryforward of approximately $188,000 expiring in the years 2010 through 2022. The tax benefit of this net operating loss, based on an effective tax rate of 40%, is approximately $75,000 and has been offset by a full valuation allowance. For the nine months and three months ended September 30, 2002, based on an effective tax rate of 40%, the valuation allowance increased by $3,735 and $1,534, respectively.

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

                       SOUTHERN GROUP INTERNATIONAL, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)



3.   LOANS PAYABLE - STOCKHOLDERS (Continued)

     During the three and nine months ended September 30, 2002, the Company had borrowed from its shareholders $-0- and $3,125, respectively. Outstanding balance as of September 30, 2002 was $8,125.

     Loan payable - stockholders consists of unsecured non-interest bearing loans payable, with no fixed terms of repayment, therefore, deemed payable on demand. The purpose of the loans from stockholders was to supply additional working capital to the Company.


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

Forward-Looking Statements

     This Form 10-QSB includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts, included or incorporated by reference in this Form 10-QSB which address activities, events or developments which the Company expects or anticipates, will or may occur in the future, including such things as future capital expenditures (including the amount and nature thereof), finding suitable merger or acquisition candidates, expansion and growth of the Company's business and operations, and other such matters are forward-looking statements. These statements are based on certain assumptions and analysis made by the Company in light of its experience and its perception of historical trends, current conditions and expected future developments as well as other factors it believes are appropriate in the circumstances. However, whether actual results or developments will conform with the Company's expectations and predictions is subject to a number of risks and uncertainties, general economic market and business conditions; the business opportunities (or lack thereof) that may be presented to and pursued by the Company; changes in laws or regulation; and other factors, most of which are beyond the control of the Company. Consequently, all of the forward-looking statements made in this Form 10-QSB are qualified by these cautionary statements, and there can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected consequence to or effects on the Company or its business or operations. The Company assumes no obligations to update any such forward-looking statements. PART II . Item 6. Exhibits and reports on Form 8-K

     (a) The exhibits required to be filed herewith by Item 601 of regulation S-B, as described in the following index of exhibits, are incorporated herein by reference, as follows:

Exhibit No.               Description
-----------               -----------

3(i)          Articles of Incorporation of Southern Group International, Inc.(1)
3(ii)         By-Laws of Southern Group International, Inc. (1)

---------------

(1) Incorporated by reference from the Form 10-SB filed by the Company on June 25, 1999.

     (b) No reports on Form 8-K were filed during the quarter ended September 30, 2002.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  November 18, 2002

                                   SOUTHERN GROUP INTERNATIONAL, INC.


                                   By: /s/ Konrad C. Kim
                                      ------------------------------------------
                                           Konrad C. Kim, President and
                                           Chief Financial Officer

                                 CERTIFICATION

I, Konrad C. Kim, certify that:

1. I have read this quarterly report on Form 10-QSB of Southern Group International, Inc.;

2. To my knowledge the information in this report is true in all important respects as of September 30, 2002; and

3. This report contains all information about the company of which I am aware that I believe important to a reasonable investor, in light of the subjects required to be addressed in this report as of September 30, 2002.

For purposes of this certification, information is "important to a reasonable investor" if:

(a) There is a substantial likelihood that a reasonable investor would view the information as significantly altering the total mix of information in the report; and

(b) The report would be misleading to a reasonable investor if the information was omitted from the report.

Date: November 18, 2002

                                             /s/ Konrad C. Kim
                                             -----------------------------------
                                                 Konrad C. Kim, President and
                                                 Chief Financial Officer