Form 10KSB
period 2002-12-31
SOUTHERN GROUP INTERNATIONAL INC
filed 2003-03-31
CIK 1089575

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the fiscal year ended December 31, 2002

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 2,228,931 as of December 31, 2002.

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

     As of the end of its fiscal year ending December 31, 2002, the Company had not identified any business opportunity that it plans to pursue, nor has the Company reached any agreement or definitive understanding with any person concerning an acquisition.

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

Employees

     The Company is a blank check company and currently has no employees. Management of the Company expects to use consultants, attorneys and accountants as necessary, and does not anticipate a need to engage any full-time employees so long as it is seeking and evaluating business opportunities. The need for employees and their availability will be addressed in connection with the decision whether or not to acquire or participate in specific business opportunities. No remuneration will be paid to the Company's officers except as set forth under "Executive Compensation" and under "Certain Relationships and Related Transactions."

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of the security holders of the Company during the fiscal year which ended December 31, 2002.

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

     The Company remains as a blank check company, and since inception, has experienced no significant change in liquidity or capital resources or stockholders equity other than the receipt of proceeds in the amount of $63,064 for its initial capitalization funds. Substantially all of such funds have been used to pay expenses incurred by the Company.

     The Company intends to seek to carry out its plan of business as discussed herein. In order to do so, it will require additional capital to pay ongoing expenses, including particularly legal and accounting fees incurred in conjunction with future compliance with its on-going reporting obligations.

Results of Operations

     During the period from August 10, 1995 (inception) through December 31, 2002, the Company has an accumulated deficit of $(189,035). During this period, the Company has engaged in no significant operations other than organizational activities, acquisition of capital, preparation and filing of the registration of its securities under the Securities Exchange Act of 1934, as amended, compliance with its periodical reporting requirements, and efforts to locate a suitable merger or acquisition candidate. No revenues were received by the Company during this period.

     The Company anticipates incurring a loss during fiscal year ending December 31, 2003 as a result of expenses associated with compliance with the reporting requirements of the Securities Exchange Act of 1934, and expenses associated with locating and evaluating acquisition candidates. The Company anticipates that until a business combination is completed with an acquisition candidate, it will not generate revenues. It may also continue to operate at a loss after completing a business combination, depending upon the performance of the acquired business.

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

ITEM 7. FINANCIAL STATEMENTS.

4. INCOME TAXES

     The Company has a Federal net operating loss carryforward of approximately $190,000 expiring in the year 2010 through 2022. The tax benefit of this net operating losses is approximately $76,000 and has been offset by a full valuation allowance under the Internal Revenue Code. For the period ended December 31, 2002 the valuation allowance increased by $4,006.



ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     There have been no changes in the disagreements with accountants on accounting and financial disclosure.

                                    Part III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

       The directors and executive officers currently serving the Company are as follows:

Name                            Age                        Position(s) held
-----                     --------------                   -------------------
Konrad C. Kim                   33                         President, Director
Seema Wasil                     32                         Secretary, Director
Rahul Rametra                   30                         Director

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

Compliance with Section 16(a) of the Exchange Act.

     Seema Wasil and Rahul Rametra, officers and directors of the Company, and Surinder Rametra, Beresford Overseas, Ltd., and Nirmala Rametra, beneficial owners of more than 10% of the Company's common stock, were each required to file an Initial Statement of Beneficial ownership of Securities on Form 3 at the time of the registration of the Company's securities under Section 12(g) of the

Act. None of them made a timely filing on Form 3. They have each represented to the Company that they will complete all required filings under Section 16(a) on or before April 30, 2002.

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

Name and                               Number of Shares            Percent of
Address                                Owned Beneficially          Class Owned
-----------------------------------------------------------------------------
Surinder Rametra                           553,200(4)                 24.8%
27 Riesling Ct
Commack, NY 11725

Beresford Overseas Limited                 300,000                    13.5%
P.O. Box 174, St. James Chambers
Athol Street
Douglas, Isle of Man 1M99 1PP

Stern Capital Partners LLC                 300,000                    13.5%
170 East 88th Street
New York, NY 10128

Mid-Continental Securities Corp.           436,731                    19.6%
713 Pineside Lane
Naples, FLA 34107

Nirmala Rametra(1)                         152,000(4)                  6.8%
27 Riesling Court
Commack, NY 11725

Seema Wasil(2)                              47,000                     2.1%
27 Riesling Court
Commack, NY 11725

Name and                               Number of Shares            Percent of
Address                                Owned Beneficially          Class Owned
--------------------------------------------------------------------------------

Rahul Rametra (3)                           22,000                     ***
209 Crombie Street
Huntington Station, NY 11746

Konrad C. Kim                               10,000                     ***
69 Mall Street
Commack, NY

All Directors and                           79,000                     3.5%
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

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

     (a) The Exhibits listed below are filed as part of this Annual Report.

Exhibit No.       Document
----------        ---------------

3.1 Articles of Incorporation (incorporated by reference from Registration Statement on Form 10-SB filed with the Securities and Exchange Commission on June 25, 1999).

3.2 Bylaws (incorporated by reference from Registration Statement on Form 10-SB filed with the Securities and Exchange Commission on June 25, 1999).


     (b) There were no reports filed on Form 8-K during the fiscal year ended December 31, 2002.

SIGNATURES

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: March 27, 2003

                                            SOUTHERN GROUP INTERNATIONAL, INC.



                                            By:  /s/  Konrad C. Kim
                                               --------------------------------
                                                      Konrad C. Kim, President,
                                                      Director



                                            By:  /s/  Seema Wasil
                                               --------------------------------
                                                      Seema Wasil, Secretary,
                                                      Director



                                            By:  /s/  Rahul Rametra
                                               --------------------------------
                                                      Rahul Rametra, Director

CERTIFICATION

We, Konrad C. Kim and Seema Wasil certify that:

1. We have read this annual report on Form 10-KSB of Southern Group International, Inc.

2. To our knowledge the information in this report is true in all important respects as of March 27 2003; and

3. This report contains all information about the company of which we am aware that we believe important to a reasonable investor, in light of the subjects required to be addressed in this report as of March 27, 2003.

For purposes of this certification, information is "important to a reasonable investor" if:

(a) There is a substantial likelihood that a reasonable investor would view the information as significantly altering the total mix of information in the report; and

(b) The report would be misleading to a reasonable investor if the information was omitted from the report.


Date: March 27, 2003

                                            /s/  Konrad C. Kim
                                            -----------------------------------
                                                 Konrad C. Kim,. President

                                            /s/  Seema Wasil
                                            -----------------------------------
                                                 Seema Wasil, Secretary

                       SOUTHERN GROUP INTERNATIONAL, INC.

                                DECEMBER 31, 2002






                                    I N D E X


                                                                       Page No.
                                                                       --------

INDEPENDENT AUDITORS' REPORT                                              2


BALANCE SHEETS                                                            3


STATEMENTS OF OPERATIONS                                                  4


STATEMENT OF STOCKHOLDERS' DEFICIENCY                                     5


STATEMENTS OF CASH FLOWS                                                  6


NOTES TO FINANCIAL STATEMENTS                                             7

                        LIVINGSTON, WACHTELL & CO., LLP
                          CERTIFIED PBULIC ACCOUNTANTS
                          1140 AVENUE OF THE AMERICAS
                            NEW YORK, NY 10036-5803


Board of Directors and Stockholders
Southern Group International, Inc.
Commack, N.Y.


                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------

We have audited the accompanying balance sheets of Southern Group International, Inc. as of December 31, 2002 and 2001, and the related statements of operations, stockholders' deficiency, and cash flows and for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Southern Group International, Inc. as of December 31, 2002 and 2001, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern. Management's plans with regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/  Livingston Wachtell & Co., LLP
-----------------------------------
     Livingston Wachtell & Co., LLP


New York, New York
March 8, 2003



                       SOUTHERN GROUP INTERNATIONAL, INC.

                                 BALANCE SHEETS



                                                                        December 31,
                                                                        ------------
                                                                    2 0 0 2      2 0 0 1
                                                                    -------      -------

                                     Assets
                                     ------
Current assets
     Cash                                                          $     285    $   1,539
                                                                   ---------    ---------

         Total assets                                              $     285    $   1,539
                                                                   =========    =========

                    Liabilities and Stockholders' Deficiency
                    ----------------------------------------

Current liabilities
     Accrued expenses                                              $  19,818    $  14,183
     Loan payable - stockholders                                       8,125        5,000
                                                                   ---------    ---------

                 Total liabilities                                    27,943       19,183
                                                                   ---------    ---------


Stockholders' deficiency
     Common Stock - $ .0001 par value, authorized
          80,000,000 shares, shares issued and
          outstanding; 2,228,931                                         224          224
     Additional paid-in capital                                      161,153      161,153
     Deficit                                                        (189,035)    (179,021)
                                                                   ---------    ---------

                 Total stockholders' deficiency                      (27,658)     (17,644)
                                                                   ---------    ---------

                 Total liabilities and stockholders' deficiency    $     285    $   1,539
                                                                   =========    =========


                  The accompanying notes are an integral part
                         of these financial statements.

                                        3

                       SOUTHERN GROUP INTERNATIONAL, INC.

                            STATEMENTS OF OPERATIONS



                                                      Years Ended December 31,
                                                      ------------------------
                                                        2002           2001
                                                        ----           ----

Cost and expenses
     General and administrative expenses:
        Bank charges                                 $       275    $       137
        Edgar filing service fees                            829          1,346
        Legal fees                                         3,460         15,016
        Accounting fees                                    5,450          6,500
        Transfer agent fees                                 --            1,250
        Miscellaneous                                       --            1,385
                                                     -----------    -----------

               Total cost and expenses                    10,014         25,634
                                                     -----------    -----------


               Net loss                              $   (10,014)   $   (25,634)
                                                     ===========    ===========



        Loss per common share                        $      (.00)   $      (.01)
                                                     ===========    ===========


        WEIGHTED AVERAGE COMMON SHARES OUTSTANDING     2,228,931      1,919,700
                                                     ===========    ===========


                  The accompanying notes are an integral part
                         of these financial statements.



                        SOUTHERN GROUP INTERNATIONAL, INC.

                       STATEMENT OF STOCKHOLDERS' DEFICIENCY

                                 DECEMBER 31, 2002


                                        COMMON STOCK
                                      $.0001 PAR VALUE     ADDITIONAL
                                      ----------------       PAID-IN
                                      SHARES      AMOUNT     CAPITAL      DEFICIT
                                    ---------   ---------   ---------    ---------
BALANCE - January 1, 2001           1,402,200   $     141   $  78,563   $(153,387)
Sales of stock for cash
     $.10 per share December 2001     136,731          14      13,659        --

Issuance of common stock for
     services performed $.10 per
     share March 2001                 690,000          69      68,931        --

Net loss - 2001                          --          --          --        (25,634)
                                    ---------   ---------   ---------    ---------

BALANCE - December 31, 2001         2,228,931         224     161,153     (179,021)

Net loss  - December 31, 2002            --          --          --        (10,014)
                                    ---------   ---------   ---------    ---------

BALANCE - December 31, 2002         2,228,931   $     224   $ 161,153    $(189,035)
                                    =========   =========   =========    =========


                  The accompanying notes are an integral part
                         of these financial statements.

                                        5

                       SOUTHERN GROUP INTERNATIONAL, INC.

                            STATEMENTS OF CASH FLOWS



                                                               Years Ended
                                                               December 31,
                                                               ------------
                                                             2002        2001
                                                             ----        ----


Cash flows from operating activities
     Net loss                                              $(10,014)   $(25,634)
        Adjustment to reconcile net loss to net cash
          used in operating activities:
        Common stock issued for payment of
          expenses                                             --        13,673
                Accrued expenses                              5,635      (1,511)
                                                           --------    --------

Net cash used in operating activities                        (4,379)    (13,472)
                                                           --------    --------

Cash flows from investing activities
     Increase in loan payable to stockholder                  3,125       5,000
                                                           --------    --------

Net cash provided by investing activities                     3,125       5,000
                                                           --------    --------

Net decrease in cash                                         (1,254)     (8,472)
                                                                         (1,122)


Cash - beginning of year                                      1,539      10,011
                                                           --------    --------

Cash - end of year                                         $    285    $  1,539
                                                           ========    ========


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

     LIQUIDITY AND CAPITAL RESOURCES

     The Company has experienced no significant change in liquidity, capital resources or stockholders' equity other than the receipt of proceeds for its operating expenses. Substantially all of such funds have been used to pay expenses incurred by the Company.

     The financial statements have been prepared on the basis that the Company will continue as a going concern, which contemplates the realization and satisfaction of liabilities and commitments in the normal course of business. At December 31, 2002, the Company had an accumulated deficit of $189,035. The Company also realized net losses of $10,014 and $25,634 for the years ended December 31, 2002 and 2001, respectively.

     Operations to date have been primarily financed by stockholder debt and equity transactions. As a result, the Company's future operations are dependent upon the identification and successful completion of permanent equity financing, the continued support of shareholders and ultimately, the achievement of profitable operations. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts nor to amounts and classification of liabilities that may be necessary should it be unable to continue as a going concern.

     RESULTS OF OPERATIONS

     During the years ended December 31, 2002 and 2001, the Company has engaged in no significant operations other than the acquisition of capital for general and administrative expenses and registration of its securities under the Securities Exchange Act of 1934. During this period, the Company received no operating revenues. General and administrative expense consists primarily of professional fees.

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

                       SOUTHERN GROUP INTERNATIONAL, INC.

                          NOTES TO FINANCIAL STATEMENTS



1.   THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     CASH AND CASH EQUIVALENTS

     For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with maturity of three months or less to be cash equivalents. No cash was paid for interest and income taxes for the years ended December 31, 2002 and 2001.

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

     As a result of the difficulties presented in the valuation of the loans payable to stockholders because of their related party nature, estimating the fair value of these financial instruments is not considered practicable. The fair values of all other assets and liabilities do not differ materially from their carrying amounts. None of the above is derivative financial instruments and none are being held for trading purposes.

                       SOUTHERN GROUP INTERNATIONAL, INC.

                          NOTES TO FINANCIAL STATEMENTS



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

     The Company has not yet commenced an active trade or business. The Company did not provide any current or deferred federal or state income tax provision or benefit for any of the periods presented because to date, it has experienced operating losses. The Company has a federal net operating loss carryforward of approximately $190,000 expiring in the years 2010 through 2022. The tax benefit of this net operating loss, based on an effective tax rate of 40%, is approximately $76,000 and has been offset by a full valuation allowance. For the years ended December 31, 2002 and 2001, based on an effective tax rate of 40%, the valuation allowance increased by $4,006 and $10,254, respectively.

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

     During the years ended December 31, 2002 and 2001, the Company had borrowed from its shareholders $3,125 and $5,000, respectively. Outstanding balance as of December 31, 2002 and 2001 was $8,125 and $5,000, respectively.

     Loan payable - stockholders consists of unsecured non-interest bearing loans payable, with no fixed terms of repayment, therefore, deemed payable on demand. The purpose of the loans from stockholders was to supply additional working capital to the Company.

                       SOUTHERN GROUP INTERNATIONAL, INC.

                          NOTES TO FINANCIAL STATEMENTS



4.   COMMON STOCK TRANSACTIONS - RELATED PARTIES

     Pursuant to a resolution adopted by the Board of Directors on March 1, 2001 for related party services performed in 2000, the Company issued 690,000 shares of restricted common stock to certain shareholders at a price of $.10 per share, for an aggregate consideration of $69,000, which includes $64,000 of consulting fees and $5,000 of director's fees. The price of $.10 per share, which exceeds the book value per share, was determined as the fair value by management at March 1, 2001, as there was no established public market price for the stock on that date.

     Pursuant to a resolution adopted by the Board of Directors on December 21, 2001, the Company issued 136,731 shares of restricted common stock to one of the shareholders at a price of $.10 per share, for the payment to certain vendors of the Company's operating expenses in the amount of $13,673. The price of $.10 per share, which exceeds the book value per share, was determined as the fair value by management at December 21, 2001, as there was no established public market price for the stock on that date.


5.   SUBSEQUENT EVENT - STOCK TRANSACTION

     Pursuant to a resolution adopted by the Board of Directors on December 4, 2002, the Company will issue in February 2003, 158,450 shares of restricted common stock to the Company's attorney at a price of $.10 per share, totaling $15,845, as payment for past legal services rendered for the company. The price of $.10 per share, which exceeds the book value per share, was determined as the fair market value by management at December 4, 2002, as there was no established public market price for the stock on that date.