Form 10QSB
period 2003-03-31
SOUTHERN GROUP INTERNATIONAL INC
filed 2003-05-30
CIK 1089575

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   Form 10-QSB

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        For Quarter ended March 31, 2003

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

                     319 Ebenezer Road, Knoxville, TN 37923
                     --------------------------------------
                    (Address of principal executive offices)

                                 (865) 769-3749
                            Issuer's Telephone Number


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

As of March 31, 2003, the issuer had 1,877,381 shares of common stock, par value $.0001 per share issued and outstanding.

                         PART I - Financial Information

Item 1. Financial Statements

The unaudited financial statements of registrant for the three months ended March 31, 2003 follow. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented.



                       SOUTHERN GROUP INTERNATIONAL, INC.

                                 MARCH 31, 2003
                                   (UNAUDITED)




                                    I N D E X


                                                                       Page No.
                                                                       --------


BALANCE SHEETS                                                           F-1



STATEMENTS OF OPERATIONS                                                 F-2



STATEMENTS OF CASH FLOWS                                                 F-3



NOTES TO FINANCIAL STATEMENTS                                            F-4


                       SOUTHERN GROUP INTERNATIONAL, INC.
                                 Balance Sheets
                                   (Unaudited)

                                                                    March                     December
                                                                   31, 2003                   31, 2002
                                                                   --------                   --------
ASSETS

Current Assets
     Cash and equivalents                                                $ 227                      $ 285

TOTAL ASSETS                                                             $ 227                      $ 285
                                                                ===============            ===============


LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities
     Accrued expenses                                                 $    797                   $ 19,818
     Loans payable - stockholders                                       13,125                      8,125
                                                                ---------------            ---------------
Total Liabilities                                                       13,922                     27,943


Stockholders'  deficiency
     Common stock.- $0.0001 par value, authorized
     80,000,000 shares, shares issued and
     outstanding;  2,228,931                                               189                        224
     Additional paid-in capital                                        177,034                    161,153
     Deficit                                                          (190,918)                  (189,035)
                                                                      ---------                  ---------
TOTAL STOCKHOLDERS' DEFICIENCY                                         (13,695)                   (27,658)
                                                                       --------                   --------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                           $ 227                      $ 285
                                                                ===============            ===============


                             See accompanying notes.



                       SOUTHERN GROUP INTERNATIONAL, INC.
                            STATEMENTS OF OPERATIONS
                      For the Three Months Ended March 31,
                                   (Unaudited)

                                                                      3 Months Ended March 31,
                                                                  2003                        2002
                                                                  ----                        ----
Cost and expenses
General and Administrative Expenses:
     Bank charges                                                  $     83                    $     85
     Edgar filing service                                             1,450                         215
     Legal fees                                                         350                         350
     Accounting fees                                                      -                       1,000
                                                                      ------                      -----
Total cost and expenses                                               1,883                       1,650

NET (LOSS)                                                         $ (1,883)                   $ (1,650)
                                                             ===============             ===============

Loss per common share                                                $(0.00)                   $  (0.00)

Weighted average common shares outstanding                        2,298,805                   2,228,931




                            See accompanying notes.



                       SOUTHERN GROUP INTERNATIONAL, INC.
                            Statements of Cash Flows
                                   (Unaudited)

                                                                                       Three Months
                                                                                     Ended March 31,
                                                                               2003                    2002
                                                                               ----                    ----
Cash flows from operating activities:
     Net (Loss)                                                                $ (1,883)                $(1,650)

Adjustment to reconcile net loss to net cash used in operating activities:

     (Decrease) increase in accrued expenses                                     (3,175)                    100
                                                                           -------------            ------------

Net cash used for operating activities                                           (5,058)                 (1,550)

Cash flows from financing activities
     Loans from stockholders                                                      5,000                     625
                                                                           -------------            ------------

Total cash from financing activities                                              5,000                     625

(Decrease) in cash                                                                  (58)                   (925)
                                                                                    ----                   -----

Cash equivalents - beginning of period                                              285                   1,539
                                                                                    ---                   -----

Cash equivalents - end of period                                                 $  227                  $  614
                                                                            =============            ============


                            See accompanying notes.

                       SOUTHERN GROUP INTERNATIONAL, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2002.

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

     CASH AND CASH EQUIVALENTS

     For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with maturity of three months or less to be cash equivalents. No cash was paid for interest and income taxes for the periods ending March 31, 2003 and 2002.

     START-UP COSTS

     The Company adopted the provisions of the American Institute of Certified Public Accountants' Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities." SOP provides guidance on the financial reporting of start-up and organization costs and requires such costs to be expensed as incurred.

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


     RECENT ACCOUNTING PRONOUNCEMENTS

     In  December  2002,  the  Financial  Accounting  Standards  Board  ("FASB")
     approved SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of SFAS No. 123". SFAS No. 148 amends SFAS No. 123 "Accounting for Stock-Based Compensation" to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 is effective for financial statements for fiscal years ending after December 15, 2002. The Company will continue to account for stock-based compensation using the methods detailed in its stock-based compensation accounting policy.

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


3.   STOCK TRANSACTIONS

     Pursuant to a resolution adopted by the Board of Directors on December 4, 2002, the Company issued in February 2003, 158,450 shares of restricted common stock to the Company's attorney at a price of $.10 per share, totaling $15,845, as payment for past legal services. The price of $.10 per share, which exceeds the book value per share, was determined as the fair market value by management at December 4, 2002, as there was no established public market price for the stock on that date.

     On March 28, 2003, National Coal Corporation ("NCC") purchased 500,000 shares of common stock from a stockholder. The shares have been returned to treasury and cancelled.


4.   EVENT SUBSEQUENT TO MARCH 31, 2003

     On April 11, 2003, the Company entered into an Agreement and Plan of Reorganization with NCC under which NCC shareholders will receive 34.2 million shares of Southern Group International, Inc. common stock for all of the outstanding stock of NCC. NCC is a Tennessee corporation formed in January 2003 and intends to engage in coal production.

Item 2.  Management's Discussion and Analysis or Plan of Operation

The Company is considered a "blank check company" with limited assets or capital, and with limited operations or income since 1995. It is anticipated that the Company will require only nominal capital to maintain the corporate viability of the Company and any additional needed funds will most likely be provided by the Company's existing shareholders or its officers and directors in the immediate future. Current shareholders have not agreed upon the terms and conditions of future financing and such undertaking will be subject to future negotiations. Repayment of any such funding will also be subject to such negotiations. However, unless the Company is able to facilitate an acquisition of or a merger with an operating business or is able to obtain significant outside financing, there is substantial doubt about its ability to continue as a going concern.

In the opinion of management, inflation has not and will not have a material effect on the operations of the Company until such time as the Company successfully completes an acquisition or merger. At that time, manage- ment will evaluate the possible effects of inflation on the Company as it relates to its business and operations following a successful acquisition or merger.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company was a blank check company for the three months ended March 31, 2003, and has experienced no significant change in liquidity, capital resources or stockholders' equity other than the receipt of proceeds for its operating expenses. Substantially all of such funds have been used to pay expenses incurred by the Company.

RESULTS OF OPERATIONS FOR QUARTER ENDED MARCH 31, 2003

During the three months ended March 31, 2003, the Company has engaged in no significant operations other than the acquisition of capital for general and administrative expenses and registration of its securities under the Securities Exchange Act of 1934. During this period, the Company received no operating revenues. General and administrative expense consists primarily of professional fees. The Company incurred $5,058 in expenses in the quarter in 2003 compared to $1,650 in the quarter in 2002. The largest component of expenses was $3,000 in accounting fees in 2003 compared to $1,000 in 2002 in the quarter. The net loss was ($5,058) in 2003 compared to ($1,650) in 2002 in the quarter. Loss per share was nominal in each period.

Plan of Operation

During the next twelve months, the Company will actively seek out and investigate possible business opportunities with the intent to acquire or merge with one or more business ventures. In its search for business opportunities, management will follow the procedures outlined in Item 1, above. Because the Company has limited funds, it may be necessary for the officers and directors to either advance funds to the Company or to accrue expenses until such time as a successful business consolidation can be made. The Company will not make it a condition that the target company must repay funds advanced by its officers and directors. Management intends to hold expenses to a minimum and to obtain services on a contingency basis when possible. Further, the Company's directors will defer any compensation until such time as an acquisition or merger can be accomplished. However, if the Company engages outside advisors or consultants it its search for business opportunities, it may be necessary for the Company to attempt to raise additional funds. As of the date hereof, the Company has not made any arrangements or definitive agreements to use outside advisors or consultants or to raise any capital. In the event the Company does need to raise capital, most likely the only method available to the Company would be the private sale of its securities. Because of the nature of the Company as a "blank check company", it is unlikely that it could make a public sale of its securities or be able to borrow any significant sum from either a commercial or private lender. There can be no assurance that the Company will be able to obtain additional funding when and if needed, or that such funding, if available, can be obtained on terms acceptable to the Company.

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

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

As of March 31, 2003, the following obligations were outstanding.

Loans payable to stockholders, totaling $13,125 consist of unsecured, non-interest bearing loans with no fixed repayment terms. Therefore they are deemed payable on demand.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

We  believe  the  following  critical   accounting   policies  affect  our  more
significant judgments and estimates used in the preparation of our financial statements.

The Company has periodically converted accrued expenses and loans from stock-holders to equity. The fair value of the shares issued is estimated by manage-ment in the absence of public market quotations on the date of stock issuance.


ITEM 3.  CONTROLS AND PROCEDURES

The Company, under the supervision of the chief executive and financial officer, has conducted an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures within 90 days of the filing date of this quarterly report. Based upon the results of this evaluation, the Company believes that they maintain proper procedures for gathering, analyzing and disclosing all information in a timely fashion that is required to be disclosed in its Exchange Act reports. There have been no significant changes in the Company's controls subsequent to the evaluation date.

                                     PART II

Item 6.  Exhibits and reports on Form 8-K

     (a) The exhibits required to be filed herewith by Item 601 of regulation S-B, as described in the following index of exhibits, are incorporated herein by reference, as follows:

                None

     (b) Reports on Form 8-K were filed by the Company for the quarter ended March 31, 2003:

                None

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  May 20, 2003

                                            SOUTHERN GROUP INTERNATIONAL, INC.


                                            By:  /s/  Jon Nix
                                               --------------------------------
                                               Jon Nix, President

                       CERTIFICATION PURSUANT TO SECTION
                         302 OF THE SARBANES OXLEY ACT


I, Jon Nix, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Southern Group Inter-national, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  May 27, 2003


/s/ Jon Nix
-----------------------
Jon Nix, President

                       CERTIFICATION PURSUANT TO SECTION
                         302 OF THE SARBANES OXLEY ACT


I, Jeanne Bowen, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Southern Group Inter-national, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  May 27, 2003


/s/ Jeanne Bowen
-----------------------
Jeanne Bowen, Secretary/Treasurer