Form 10QSB
period 2003-09-30
NATIONAL COAL CORP
filed 2003-11-07
CIK 1089575

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         For Quarter ended June 30, 2003

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                           Commission File No 0-26509
                 ----------------------------------------------
                            NATIONAL COAL CORPORATION
                 ----------------------------------------------
        (Exact name of small business issuer as specified in its charter)

                       SOUTHERN GROUP INTERNATIONAL, INC.
           ----------------------------------------------------------
                                  (Former name)

     Florida                                                       65-06001212
   --------------                                               ----------------
   (State or other jurisdiction                         (IRS Employer ID Number)
   of incorporation or organization)

                     319 Ebenezer Road, Knoxville, TN 37923
                     --------------------------------------
                    (Address of principal executive offices)

                                 (865) 769-3749
                            Issuer's Telephone Number

                         69 Mall Drive, Comack, NY 11725
               ---------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.

                                   Yes: X No:

As of June 30, 2003, the issuer had 36,190,931 shares of common stock, par value $.0001 per share issued and outstanding.

                            NATIONAL COAL CORPORATION

                                      INDEX

                                                                           Page

PART I       FINANCIAL INFORMATION............................................3

Item 1.      Financial Statements.............................................3

             Condensed Consolidated Balance Sheet as of June 30, 2003
             and March 31, 2003 ..................3

             Condensed Consolidated Statements of Operations for the five months and three months ended June 30, 2003.............................4

             Condensed Consolidated Statement of Cash Flows for the five months ended June 30, 2003..............................................5

             Condensed Consolidated Statement of Changes in Stockholders'
             Deficiency from Inception (January 30, 2003) to June 30, 2003....6

             Notes to Consolidated Financial Statements.......................7

Item 2.      Management's Discussion and Analysis of Financial Condition and
             Results of Operations............................................11

PART II      OTHER INFORMATION................................................30

Item 6.      Exhibits.........................................................30




                                     PART I

                              FINANCIAL INFORMATION

Item 1.     Financial Statements

                            NATIONAL COAL CORPORATION
                         (An Exploration Stage Company)

                      CONDENSED CONSOLIDATED BALANCE SHEET



ASSETS                                                                       June 30, 2003     March 31, 2003
                                                                          ---------------------------------------
Current Assets:

   Cash and cash equivalents                                               $        389,279   $     1,220,798
   Accounts receivable                                                                8,608                 -
   Accounts receivable, officer                                                       5,000                 -
   Prepaid and other                                                                 58,845             5,000
                                                                          ---------------------------------------
Total current assets                                                                461,732         1,225,798
                                                                          ---------------------------------------

Property and Equipment:
   Coal and mineral rights                                                        1,307,917         1,300,000
   Mining equipment                                                                 960,415            30,000
   Computer equipment and software                                                   79,969                 -
   Automobile and mobile equipment                                                   61,232                 -
   Office equipment and furniture                                                    25,611                 -
                                                                          ---------------------------------------
                                                                                  2,435,144         1,330,000
   Less: accumulated depreciation                                                   (42,624)                -
                                                                          ---------------------------------------
                                                                                  2,392,520         1,330,000
                                                                          ---------------------------------------
Loan acquisition costs, less accumulated amortization of $163,360 and
$5,725                                                                              248,876           406,510

                                                                          ---------------------------------------
Total Assets                                                                $     3,103,128    $    2,962,308
                                                                          =======================================

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities:
   Notes payable                                                            $     3,262,527    $    3,408,902
   Capital lease obligations                                                        707,916                 -
   Accounts payable                                                                   3,637            14,875
   Accrued expenses                                                                  17,095                 -
   Accrued payroll taxes payable                                                     15,258                 -
   Accrued interest payable                                                         118,721            11,989
   Note payable related party                                                       150,000           150,000
                                                                          ---------------------------------------
Total current liabilities                                                         4,275,154         3,585,766

Total Liabilities                                                                 4,275,154         3,585,766

Stockholders' Deficiency:
   Preferred stock, $.0001 par value; 10 million shares authorized;
      no shares issued and outstanding                                                    -                 -
   Common stock, $.0001 par value; 80 million shares authorized; 36,190,931
      shares issued and outstanding                                                    3,619          171,000
   Additional paid-in capital                                                        237,297                -
   Deficit accumulated in the exploration stage                                   (1,412,942)        (794,458)
                                                                          ---------------------------------------
Total Stockholders' Deficiency                                                    (1,172,026)        (623,458)
                                                                          ---------------------------------------
Total Liabilities and Stockholders' Deficiency                              $      3,103,128   $    2,962,308
                                                                          =======================================

               See Notes to Condensed Consolidated Financial Statements.




                            NATIONAL COAL CORPORATION
                         (An Exploration Stage Company)

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS



                                                                           Five Months     Three Months
                                                                              Ended            Ended
                                                                          June 30, 2003    June 30, 2003
                                                                         ----------------------------------
         REVENUES
            Royalty receipts                                       $     17,275          $        17,275
                                                                         ----------------------------------

         OPERATING EXPENSES
            Cost of sales                                               112,322                   112,322
            General and administrative                                1,066,098                   289,354
            Depreciation
                                                                         42,624                    42,624
            Amortization
                                                                        163,360                   157,635
                                                                         ----------------------------------

                                                                      1,384,404                   601,935
                                                                         ----------------------------------


         Loss from Operations                                        (1,367,129)                 (584,660)

         Other Income (Expense):
            Gain on sale of securities                                   75,602                    75,602
            Interest expense                                           (121,415)                 (109,426)
                                                                         ----------------------------------
                                                                        (45,813)                  (33,824)
                                                                         ----------------------------------
         NET (LOSS)                                                $ (1,412,942)            $    (618,484)
                                                                         ==================================

         BASIC AND DILUTED NET (LOSS) PER SHARE                          $(0.04)            $       (0.02)
                                                                         ==================================
         WEIGHTED AVERAGE COMMON SHARES                              36,034,298                36,027,174
                                                                         ==================================


                 See Notes to Condensed Consolidated Financial Statements.




                            NATIONAL COAL CORPORATION
                         (An Exploration Stage Company)

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW


                                                                                       Five Months
                                                                                          Ended
                                                                                      June 30, 2003
                                                                                    ------------------
              CASH FLOWS FROM OPERATING ACTIVITIES:
                 Net (loss)                                                          $    (1,412,942)
                 Adjustments to reconcile net (loss) to net cash provided by operating activities:
                    Depreciation                                                              42,624
                    Amortization                                                             163,360
                    Stock issued for services                                                153,500
                    Non-cash compensation                                                    191,000
                 Changes in operating assets and liabilities:
                    Receivables                                                              (13,608)
                    Prepaid and other                                                        (58,845)
                    Accounts payable and accrued liabilities                                 153,824
                                                                                    ------------------
              Net cash flows provided (to) operating activities                             (781,087)
                                                                                    ------------------
              CASH FLOWS FROM INVESTING ACTIVITIES:
                 Acquisition of coal and mineral rights                                   (1,307,917)
                 Equipment and vehicles purchased                                           (351,312)
                 Sale of mining equipment to related party                                    23,000
                                                                                    ------------------
              Net cash flows provided from (to) investing activities                      (1,636,229)
                                                                                    ------------------

              CASH FLOWS FROM FINANCING ACTIVITIES:
                 Proceeds from issuance of debt, less acquisition costs                    2,782,667
                 Proceeds from issuance of related party debt                                150,000
                 Payment of notes payable                                                   (159,500)
                 Payments on capital leases                                                  (68,000)
                 Proceeds from issuance of common stock                                      122,500
                 Repurchase and cancellation of common stock                                 (21,072)
                                                                                    ------------------
              Net cash flows provided from (to) financing activities                       2,806,595
                                                                                    ------------------

              NET INCREASE (DECREASE) IN CASH                                                389,279

              CASH AND EQUIVALENTS, BEGINNING OF PERIOD                                            -
                                                                                    ------------------
              CASH AND EQUIVALENTS, END OF PERIOD                                    $       389,279
                                                                                    ==================

              SUPPLEMENTAL DISCLOSURES:
                  Interest paid                                                      $         2,694
                  Income taxes paid                                                                -
                  Non-cash investing and financing transactions:
                     Net liabilities of Southern Group International, Inc. at date
                       of reverse merger (April 30, 2003)                                     14,012
                    Capital lease obligations                                                775,916
                    Assumption of promissory notes from Strata Coal, LLC;
                      charged to operations                                                  191,000
                    Partial payment of mining equipment                                       23,000

                      See Notes to Condensed Consolidated Financial Statements.






                            NATIONAL COAL CORPORATION
                         (An Exploration Stage Company)

                 CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN
                            STOCKHOLDERS' DEFICIENCY


                                                Common Stock                       Additional
                             ----------------------------------------------------
                                        NCC                       SGI               Paid- In      Accumulated
                             ----------------------------------------------------
                                Shares       Amount       Shares        Amount       Capital        Deficit         Total
                             ---------------------------------------- --------------------------------------------------------

Inception, January 30, 2003        -           $ -             -         $ -           $ -            $ -            $ -

  ssuance of stock for
 Iervices
 s($.01 per share)              15,350,000     153,500         -          -             -              -              153,500

 Sale of stock for cash:
    NCC - $.01 per share         1,750,000      17,500         -          -             -              -               17,500
    SGI - $.20 per share           -            -            525,000          52         104,948       -              105,000

  tock repurchased and
 Sanceled
 c($.05 per share)                 -            -          (421,450)        (42)         (21,030)       -             (21,072)

 Reorganization April 30, 2003:
    Net liabilities of SGI         -            -          1,887,381         189         177,034      (191,235)       (14,012)
     ssuance of SGI shares
    Ito NCC shareholders       (17,100,000)   (171,000)   34,200,000       3,420         (23,655)      191,235             -

 Net (loss)                        -           -               -           -             -          (1,412,942)    (1,412,942)
                             -----------   -----------    ----------  ----------      -----------    -----------   -----------

Balance, June 30, 2003             -         $ -          36,190,931      $3,619        $237,297   ($1,412,942)   ($1,172,026)
                             ===========   ===========    ==========  ==========      ===========   ============  ============



                   See Notes to Condensed Consolidated Financial Statements.



1.       Basis of Presentation

         National Coal Corporation (an exploration stage company) was incorporated in Tennessee on January 30, 2003. On March 28, 2003, National Coal Corporation entered into a Share Purchase Agreement whereby it purchased from an unrelated individual, 500,000 shares or 22% of Southern Group International, Inc., a company incorporated in the State of Florida on August 10, 1995. The shares have been cancelled on April 11, 2003, when the Board of Directors of Southern Group International, Inc. approved an Agreement and Plan of Reorganization whereby all the outstanding shares of National Coal Corporation were exchanged for 34,200,000 shares of Southern Group International, Inc.

         Articles of Amendment to the Articles of Incorporation were filed in Florida on August 4, 2003 changing the name of Southern Group International, Inc. to National Coal Corporation ("NCC", "National Coal" or the "Company" hereafter). National Coal Corporation, a Tennessee corporation, operates as a wholly owned subsidiary of National Coal Corporation, a Florida corporation. The Company was a shell with no business prior to the acquisition of National Coal Corporation (Tennessee) in April of 2003.

         The intended principal activity of the Company is surface coal mining. Since January 30, 2003 through June 30, 2003, the Company's activities have consisted of strategic, organizational, property acquisition and financing matters. As of June 30, 2003, production had not commenced and NCC had no proven reserves, as the term is defined by the Securities and Exchange Commission. Accordingly, the Company is considered to be in the exploration stage.

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information and with the instructions to Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the United States for complete financial statements. The accompanying unaudited condensed consolidated financial statements reflect all adjustments that, in the opinion of management, are considered necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented. The results of operations for such periods are not necessarily indicative of the results expected for the full fiscal year or for any future period.

         The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The carrying amounts of assets and liabilities presented in the financial statements do not purport to represent realizable or settlement values. No operations were conducted and no operating revenue was realized from January 30, 2003 to June 30, 2003. As of June 30, 2003, the Company was totally illiquid and needed cash infusions from shareholders to provide capital, or needed loans from any sources available. At June 30, 2003, the Company had negative working capital of approximately $3,813,400 and a stockholders' deficiency of approximately $1,172,000. These factors raise substantial doubt about the Company's ability to continue as a going concern.

         The Company is seeking additional funding and believes that this will result in improved operating results. There can be no assurance, however, that the Company will be able to secure additional funding, or that if such funding is available, whether the terms or conditions would be acceptable to the Company.

         These unaudited financial statements should be read in conjunction with the audited financial statements for National Coal Corporation (Tennessee) for the period of inception (January 30, 2003) to March 31, 2003, which precedes the merger with Southern Group International, Inc. - See Part II, Exhibit 1.1.

         The accompanying financial statements include the accounts of NCC from its inception and of SGI from the date of the merger. All intercompany transactions and balances have been eliminated. The reorganization was recorded as a recapitalization effected by a reverse merger wherein NCC is treated as the acquiree for accounting purposes, even though it is the legal acquirer. Since SGI is a non-operating entity with limited business activity, goodwill was not recorded.


2.       Stock Transaction Prior to April 30, 2003 Merger

         On March 28, 2003, prior to the merger, National Coal Corporation purchased 500,000 shares of SGI common stock from a stockholder. The shares have been cancelled.

3.       Earnings (Loss) Per Share

         Basic earnings (loss) per share are computed using the weighted average number of shares outstanding. Basic and diluted earnings per share are the same during the period presented since the Company had a net loss and the inclusion of convertible shares and stock warrants would be anti-dilutive.

         All per share amounts reflect the retroactive effect of the merger of NCC and SGI as described in Note 1. A summary of weighted shares follows:

5 Months Ended June 30, 2003
Shares Outstanding January 30, 2003 -
   SGI                                                           2,228,931
   NCC                                                          34,200,000
   Purchase of shares                                             (500,000)
February 15, 2003 -
   Conversion of account payable                                   141,654
June 17, 2003 -
   Purchase of shares                                              (36,287)
                                                                  --------
      Total                                                     36,034,298
                                                                ==========

3 Months Ended June 30, 2003 -
Shares Outstanding March 31, 2003                               36,087,381
                                                                ==========

June 17, 2003 -
Repurchase Stock June 17, 2003                                     (60,207)
                                                                   ========
      Total                                                     36,027,174
                                                                 ==========

4.       Commitments and Contingencies

         During the three months ended June 30, 2003, the Company entered into four short-term capital lease agreements to acquire mining equipment totaling $775,916.

         On March 1, 2003, the Company entered into an agreement to lease an office in Georgia at $600 per month on a month-to month basis. On April 1, 2003, the Company entered into an agreement to lease its Knoxville office for nine months at $1,800 per month with an option to renew for an additional nine months. Rental expense for these lease commitments totaled approximately $7,800 through June 30, 2003.

5.       Stock Based Compensation

         The Company currently does not have a qualified, stock based compensation program in place for any of its employees, however it is the intention of senior management to present to shareholders a plan for approval, and if approved to implement such a plan soon after its approval.

6.       Events Subsequent to June 30, 2003

Common Stock Transactions

         In July 2003, 825,000 shares of common stock were issued for cash totaling $165,000.

Note Payable Transaction

         In August 2003, the Company borrowed $250,000 from Jenco Capital Corporation, an entity partially owned by the CEO of the Company. The note pays simple interest at an annual rate of 8% and has a maturity of six months, with terms that require an earlier payoff in the event of a successful equity or debt capital financing.

Coal Sales

         During the calendar third quarter of 2003, the Company conducted its first coal sale transactions, with estimated total gross sales of approximately $195,000. The Company continues to both mine and sell commercially its coal, and booked an estimated additional $170,000 of gross coal sales in the first half of October 2003.

Dispositions of Mineral Interests

         In July and August 2003, the Company sold future royalty rights varying from $1 per ton to $2 per ton to a company partially owned by the President of NCC for approximately $325,000.

Contract with Financial Consultant

         On July 24, 2003, the Company contracted with a consultant to prepare a Private Placement Memorandum describing the Company for $10,000.

Agreements with Officers

         In April and July 2003, the Board of Directors entered into employment agreements with the Chairman, the Chief Executive Officer and the Secretary/Treasurer, each for a two-year period providing for bonuses not to exceed fifty percent of the annual salaries, and in September 2003 entered into an employment agreement with the Chief Financial Officer for a six-month period providing for bonuses not to exceed fifty percent of the annual salary, all as set forth below:


                  Chairman of the Board     $240,000
                  President                  240,000
                  Chief Financial Officer    144,000
                  Secretary/Treasurer         96,000
                  Operations Manager          72,000

         On June 30, 2003, the Board of Directors assigned a ten-year, $.25 per ton royalty interest on coal sold, to both the Chairman of the Board and the President. In the event any mineral properties are sold prior to end of the ten-year period, the obligation is to be settled by paying 12 1/2% of the sales price to each individual.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         This discussion summarizes the significant factors affecting the condensed consolidated operating results, financial condition and liquidity and cash flows of National Coal Corporation for the period from inception (January 31, 2003) to June 30, 2003. Except for historical information, the matters discussed in this Management's Discussion and Analysis of Financial Condition and Results of Operations are forward looking statements that involve risks and uncertainties and are based upon judgments concerning various factors that are beyond our control. Actual results could differ materially from those projected in the forward-looking statements as a result of, among other things, the factors described below under the caption "Cautionary Statements and Risk Factors."

Overview - History of National Coal Corporation

         On March 28, 2003, National Coal Corporation, a company incorporated in the State of Tennessee on January 30, 2003, entered into a Share Purchase Agreement whereby it purchased 500,000 shares or 22% of Southern Group International, Inc., a company incorporated in the State of Florida on August 10, 1995, from Surinder Rametra. Such shares have been cancelled and returned to the treasury of Southern Group International, Inc. as of April 11, 2003. On April 11, 2003, the Board of Directors of Southern Group International, Inc. approved an Agreement and Plan of Reorganization whereby all the outstanding shares of National Coal Corp. were exchanged for 34,200,000 shares of Southern Group International, Inc. After the transaction, Mr. Jon Nix, CEO; Mr. Farrald Belote, Chairman; Mr. Charles Kite, Director; and Ms. Jeanne Bowen Nix, Secretary and Treasurer, or their designees, owned a total of 30,700,000 shares of Southern Group International, Inc.

         Articles of Amendment to the Articles of Incorporation were filed in Florida on August 4, 2003 changing the name of Southern Group International, Inc. to National Coal Corporation ("NCC", "National Coal" or the "Company" hereafter). National Coal Corporation, a Tennessee corporation, operates as a wholly owned subsidiary of National Coal Corporation, a Florida corporation. The Company trades in the "Pink Sheets" under the symbol "NLCP.PK."

         National Coal Corporation executive offices are located at 319 Ebenezer Road, Knoxville, TN 37923; the telephone number is (865) 769-3749 and the facsimile number is (865) 769-3759.

         No operations were conducted and no operating revenue was realized from January 30, 2003 to June 30, 2003. The Company had no income in the three or five-month period ended June 30, 2003. The Company at year-end 2002 had no capital, no cash, and no other assets. As of June 30, 2003, the Company was totally illiquid and needed cash infusions from shareholders to provide capital, or needed loans from any sources available.

         The Company intends to engage in coal production by locating, assembling, leasing, assessing, permitting and developing coal properties in East Tennessee. The Company, after obtaining permits, expects to mine these properties, or contracts with mine operators, for the extraction of the coal minerals on a negotiated fee basis. Some contracts may be on a per ton basis, and some may be on a cost plus basis, depending on varying extraction conditions and circumstances.

         The Company currently plans to sell its production into the spot market, but in the future intends to seek long-term supply contracts. No such contracts have been negotiated to date.

         Many of the Company's properties have been subject to limited production in the past. Some of the properties were abandoned by previous producers due to poor market conditions, uneconomical production, high labor costs and reclamation bond difficulties.

         Reclamation bonds are obtained and maintained by the Company for each producing property. Bonds typically take the form of cash deposits with the U.S. Department of Interior/ Office of Surface Mining. In theory, insurance bonds could be used, but such are extremely difficult and time consuming for small companies to obtain in the market.

         The Company maintains an umbrella coverage liability insurance policy for all of its operations, and requires liability policies to be furnished by contract operators, naming the Company as a co-insured.

         The coal industry in the past has been highly competitive, with very thin margins in recent years. Only in the past two years, in the opinion of management, have the economics begun to look favorable to coal again. This situation is due to the surge in prices of natural gas. The price increases of natural gas, on a Btu basis, have reached the point that coal fired power plants, using the latest clean air compliant scrubber technology, can be price competitive with natural gas fired plants.

         The Company intends to operate under as many of its mineral rights by opening mines, as its' capital will allow, but it can only open a mine with an estimated $500,000 to $750,000 per mine, including bonds or cash deposited. Due to the operating capital constraints, if the Company cannot raise such needed additional amounts by loans or private placements, it will prevent the Company from expanding its operating mining properties beyond the current operations.

Areas of Interest

         The Company currently owns the coal mineral rights to the New River Tract assemblage, which consists of approximately sixty five thousand (65,000) acres that lie in Anderson, Campbell and Scott counties, in eastern Tennessee.

         There are six coal seams that are known to contain mineable coal, that exceed twenty-eight inches in thickness under these mineral rights. The coal seams that are twenty-eight inches in thickness or larger are virgin or have been partially mined over the last hundred plus years on the New River Tract. Several additional coal seams, which outcrop near the top of the mountains, have been partially surfaced mined, but because of the limited amount of information available, no determination of mineability can be made for these seams. The Sewanee and Bon Air coal seams are present under the mineral rights but lie more than a thousand feet below drainage.

         At the present time there is one surface mine producing coal under the New River Tract mineral rights at the Devonia, Tennessee location. The Company is currently working on an additional four permits to open additional mines that will be ready to turn into the Office of Surface Mining before year-end.

Location

         The National Coal Corporation New River Tract mineral rights assemblage is located approximately twenty-five miles northwest of Knoxville, Tennessee. Portions of the mineral rights extend into Anderson, Campbell and Scott Counties, Tennessee. Total acreage on the property is approximately sixty five thousand acres. The mineral rights cover portions of the Block, Duncan Flats, Fork Mountain, Norma, Petros and Windrock 71/2 minute quadrangle topographic maps.

Transportation

         Transportation facilities in the area of these mineral rights include roads and rail. The road network includes Tennessee Highway 116, which crosses the mineral rights and several gravel and hard surface roads that provide adequate access for any mining operations. Interstate 75 and 40 are within a few miles of the property. All of the rail facilities are served by the Norfolk Southern Railroad.

Drilling Information

         Several mining companies have performed core drilling in the area. Of these, 722 core holes are either on the Company's mineral properties or are close enough to provide reference information.

Geology

         Known coal bearing strata on the property include rocks from the early to the middle Pennsylvanian age. These rocks include coal beds from the Crab Orchard and Crooked Fork groups, and the Slatestone, Indian Bluff, Graves Gap, Red Oak Mountain, Vowell Mountain and Cross Mountain formations. Only coal seams from the Blue Gem coal, located near the top of the Slatestone formation, upwards occur on the New River Tract. Core drilling has indicated the existence of coal as low as the Wilder coals, at the top of the Gizzard Group.

         The strata that are above the water drainage level consist mainly of relatively thick shale and siltstone sequences with sandstone layers. Coal seams occur in the shale sequences. There are six coal seams that are targets and all of these seams are above the water drainage level. There are other coal seams that contain coal, but insufficient information is available to estimate mineability. The northern portion of the property has not been explored by core drilling, and could possibly contain a large amount of coal.

Railroad Loading Facilities

         There are railroad facilities located at Devonia, Tennessee, where Tennessee Mining, Inc. (Addington) was active until the spring of 1998. Also railroad facilities are available at Smoky Junction, Tennessee, where U.S. Coal Company is presently operating one underground mine on the Pewee Rider coal seam on Burge Mountain. A coal processing facility is located at each of the above railroad facilities. The Company intends to improve rail facilities where necessary to serve Company production needs.

COAL SEAM DESCRIPTION ON COMPANY MINERAL RIGHTS IN TENNESSEE

         NOTE: The Company cannot now compute any "reserves" because only one of its properties is in limited production. "Reserves", to be so classified, must be based upon reasonably accurate scientific data and professional analysis, be recoverable (economically and physically), have a permitted and operating mine facility at the coal location, and be subject to current sales. These criteria have not been met on Company mineral rights. The Company has, however, estimated potential tonnages in its mineral rights, based upon information available to it and professional reports by a qualified professional geologist. Such tonnage estimates should not be viewed as reserves because of the lack of criteria compliance discussed above.

Jellico Seam

         The Jellico (State) seam is located near the base of the Jellico Formation in the Pennsylvanian Series. The elevation of the coal, in the Coon Pool Branch area, is approximately 1550 feet. The rock strata dips to the northwest at 0.5 to 1.0 percent.

         Topographic relief is relatively high (1,800 to 1,900 feet) with base drainage levels of 1,400 to 1,500 feet elevation and mountain tops as high as 3350' in elevation. The area is drained by Coon Pool Branch, which flows east into New River.

         Eleven core holes were drilled in the area, with ten of the holes showing coal of mineable thickness. The area consists of 514 acres of mineable coal, of which 496 acres are considered measured and has 2,377,500 tons (in place) with an additional 81,000 tons in the indicated category.

         West Coal Company drilled the eleven drill holes, but no coal quality analyses are available. Tennessee Mining, Inc. operated mines in the area from 1995 to early 1998, but did no core drilling in the area. The Jellico seam coal has been mined extensively on the National Coal Corporation -property, including the Stallion Branch mine immediately to the west of the area.

         The sulfur content of the Jellico seam will range from 1.5 to 2.5%.

         It is unknown to what extent any of this coal is a mineable. Core drilling was done in this area by West Coal Company in the early 1980's. West Coal Company mined the Jellico seam on Cages Creek and on Smoky Creek, which lies west of this area.

Windrock Seam

         The Windrock coal seam is the uppermost unit of the Graves Gap group, and it lies approximately four hundred feet above the Jellico coal seam. Several mines have operated in Anderson and Campbell Counties, Tennessee, but none on National Coal Corporation's New River Tract. The area contains 1,632 acres with the potential for 7,834,704 tons based on information from more than eighty core holes that were drilled by West Coal Company and Tennessee Mining, Inc.; however no mining was done by either company, although a permit has been approved for underground mining on Buffalo Mountain. It is unknown to what extent any of this is mineable coal.

Big Mary Seam

         The Big Mary (Dean) seam lies approximately fifty feet above the Windrock coal seam. Four areas are considered to contain mineable coal. This coal is in the lower portion of the Red Oak Mountain Group. Three underground mines that operated on the property show the following sulfur content.

                  Moore mine at Devonia - sample taken in 1953 - 4.1% sulfur Trimore mine at Devonia - sample taken in 1953 - 3.2% sulfur Alrosha mine on Bootjack Mt. - sample taken in 1976 - 2.5% sulfur

         The area on High Point contains 567 acres and 2,721,600 tons of potential coal and another 42 acres with 201,600 tons of potential coal. The core drilling in the area was done by West Coal Company in the 1980's. Tennessee Mining, Inc. did not drill core holes that penetrated this seam in the area.

         High Point Mountain contains 395 acres and 2,133,000 tons of potential coal and another 120 acres and 648,000 tons of potential coal. Only one core hole has been drilled on this seam on High Point Mountain. The hole was drilled by West Coal Company in the 1980's. The potentials were based on measurements along the coal seam outcrop line where the coal was exposed. Tennessee Mining, Inc. did not drill this area.

         Ash Log Mountain contains 593 acres and 3,024,300 tons and another 83 acres and 423,300 tons. Two core holes have been drilled on the area, however a large potion of the outcrop line has been surface mined, which indicates the coal is of mineable thickness. The outcrop line measurements show thicker coal than the drill holes indicate. No quality analyses are available for this area. Tennessee Mining, Inc. did not drill this area.

     Red Oak Mountain contains 421 acres and 2,399,700 tons of potential coal and another 34 acres and 193,800 tons of potential coal. The core holes in this area were drilled by Koppers, Inc. and Anchor Oil Co. Tennessee Mining, Inc. drilled two holes in 1997 that are south of the area.

Walnut Mountain Seam

         The Walnut Mountain seam lies approximately three hundred fifty feet above the Big Mary seam and forty feet below the Pewee seam. The coal is usually less than 1% sulfur and has a high Btu content. The area on High Point contains 193 acres and 864,500 tons of potential coal in the measured category. Several core holes have been drilled in the area. Tennessee Mining drilled twenty-one holes, with West Coal Company and Conrich Coal drilling the remaining holes. The underground mine was mined by Scott Coal Corporation (owned by West Coal Co.), and closed in the mid 1980's.

         The area on Buffalo Mountain contains 624 acres and 3,369,600 tons of potential coal on the Walnut Mountain seam. More than thirty core holes have been drilled in the area. The coal seams have partings (shale zones) in some of the area and the coal will have to be processed before it can be marketed. This area is above the Windrock area on Buffalo Mountain.

Pewee Seam

         The area of the Pewee seam on Fork Mountain contains approximately 1,372,000 tons of potential coal on 286 acres that remains unmined. At present, a mine is permitted on this area (the yellow area in the middle of the map is the extent of the mining). The mine can be re-opened in a short time. The mine is permitted as REATTA MINING, Fork Mtn. Mine #1, the M.S.H.A. - I.D. Number is 40-3109. The mine map was prepared by IRTEC, an engineering firm in Caryville, Tennessee.

         The coal seam averages thirty inches in thickness and is a "low sulfur product", with less than 1% sulfur content. The map shows several outcrop measurements that were taken in test pits along the outcrop line that was opened by Tennessee Mining, Inc. before Reatta began operations. The large yellow area on the north portion of the map shows the extent of the highwall mining done by Tennessee Mining, Inc. in 1996 and 1997.

         There is an area on Stallion Mountain where the Pewee seam averages 33" in thickness and has an area containing 486 acres and 2,405,700 tons of potential coal in the measured category. The top of Stallion Mountain possibly may allow mountain top surface mining.

         The coal from the Pewee seam-usually can be sold without washing if mining conditions are favorable.

Pewee Rider Seam

         The area on High Point contains 139 acres and 771,500 tons of potential coal and another 8 acres and 44,400 tons of potential coal. The Pewee Rider seam lies approximately forty feet above the Pewee coal seam and eighty-five feet above the Walnut Mountain seam; however, in some areas the interval can be much less. Twenty-one core holes were drilled by Tennessee Mining, Inc. in 1995 on this seam.

         The area on Hannah contains 94 acres and 465,300 tons of potential coal. This area is adjacent to the Reatta Mining #3 mine, and should be underground mined. A surface mine is permitted and active to the north and adjacent to the area.

ACREAGE AND COAL SEAMS FOUND IN THE NATIONAL COAL CORPORATION ASSEMBLAGE
- NEW RIVER TRACT
------------------------------------------------------------------------------

SEAM                   LOCATION                   MEASURED ACRES
====================== ========================== ====================
Jellico                Coon Pool Branch                           496
Jellico                Cage Creek                               1,230
Windrock               Buffalo Mountain                         1,632
Big Mary               High Point                                 567
Big Mary               High Point Mountain                        395
Big Mary               Ash Log Mountain                           593
Big Mary               Red Oak Mountain                           421
Walnut Mt.             High Point                                 193
Walnut Mt.             Buffalo Mountain                           624
Pewee                  Fork Mountain                              286
Pewee                  Stallion Mountain                          486
Pewee R                High Point                                 139
Pewee R                Burge Mountain                             380
Pewee R                Hannah Top                                  94


Backlog of Orders.  There are currently various orders for sales at this time.
-----------------

Government Contracts.  None at this time.
--------------------

Number of Persons Employed.
---------------------------
As of October 15, 2003, the Company had 22 full-time employees. Executive Officers work on a full time basis.

RESULTS OF OPERATIONS FOR THE PERIOD FROM JANUARY 30, 2003 (INCEPTION) TO JUNE 30, 2003.

         Since the formation of National Coal Corporation on January 30, 2003, it has been deemed to be in the exploration stage, because the Company did not have any direct coal mining operations or proven reserves. Through June 30, 2003, the Company had no revenue from direct coal mining operations. Its only revenue ($17,275 through June 30, 2003) consists of royalties from lessees of coal properties controlled by the Company. These royalty rights have subsequently been sold for approximately $325,000 to Jenco Capital Corporation, a Tennessee corporation of which CEO Jon E. Nix is a partial beneficial owner.

         For the five months ended June 30, 2003, the Company had a net loss of $1,412,942 primarily due to mining costs of coal sold in subsequent periods of $112,322, as well as start up and other general and administrative costs ($1,066,098) related to the commencement of mining. These start-up costs included legal ($21,584), executive, financial, accounting, consulting ($502,860), and costs related to the initial employment of both senior management and miners ($124,967). The Company also incurred $121,415 of interest expense related primarily to the issuance of notes payable, and $163,360 of amortization expense related to the amortization of loan acquisition costs.

         For the three months ended June 30, 2003, the Company had a net loss of $618,484 primarily due to mining costs of coal sold in subsequent periods of $112,322, as well as start up and other general and administrative costs ($289,354) related to the commencement of mining. The Company also incurred $109,426 of interest expense related primarily to the issuance of notes payable, and $157,635 of amortization expense related to the amortization of loan acquisition costs.

         During the three months ended June 30 2003, the Company sold marketable securities, which resulted in a net gain on the transactions of $75,602.

Common Stock Issuances of National Coal Corporation (Tennessee) Prior to Reorganization

Issuance of Stock for Services
         In January 2003, a total of 15,350,000 shares of common stock were granted to the four founding officers /directors of the Company for services. The stock was valued at $153,500 ($.01 per share) based on stock transactions for cash with unrelated individuals (see below).

Issuance of Stock for Cash
         In January and February 2003, a total of 1,750,000 shares of common stock were sold to individuals for $17,500 ($.01 per share).

Convertible Debt and Warrants to Purchase Common Stock
         In March 2003, the Company issued two convertible notes payable for a total of $3,194,902. The notes and related accrued interest are convertible into common stock at $.50 per share. The convertible note holders also received warrants to purchase a total of 1,597,250 shares of common stock at $.55 per share for two years. As of June 30, 2003, none of the warrants had been exercised.

Related Party Transactions

         On February 26, 2003, NCC acquired mining equipment and certain other intangible mining rights and information from Strata Coal, LLC ("Strata") for $47,000 ($7,000 cash and a non-interest bearing promissory note) and assumption of promissory notes payable to unrelated parties totaling $174,000. The Company also assumed $14,875 of Strata accounts payable. Strata is owned by the Chairman of the Board and the President of NCC. Since the Strata transaction involved related parties, primarily for intangible consideration, the $205,875 purchase price (exclusive of the mining equipment subsequently sold - see below), has been expensed. Subsequent to March 31, 2003 the promissory notes (totaling $214,000) have been paid, and on June 11, 2003, the mining equipment was sold to Jenco Capital Corporation ("Jenco") for $30,000. The President of NCC is also a stockholder of Jenco.

         On March 31, 2003, the Company paid the Chairman of the Board and its President $150,000 each for organization, development and promotion activities to get the Company started.

Common Stock Transactions

         Subsequent to the April 2003 merger of NCC/SGI, 1,350,000 shares of SGI common stock were issued for a total of $270,000.

         In June 2003, 421,450 shares of SGI common stock were re-purchased for $21,073 and cancelled.

Contract with Financial Consultants

         On April 7, 2003, the Company entered into a personal service contract with a financial consultant at $2,500 per month for twelve months.

         On July 24, 2003, the Company contracted with another consultant to prepare a Private Placement Memorandum describing the Company for $10,000.

Information Technology Contracts

         On April 3, 2003, the Company entered into a contract to acquire managerial and financial application software for $38,250.

         On April 14, 2003, the Company retained a consultant to design the Company's website for approximately $25,600.

Agreements with Officers

          In April and July 2003, the Board of Directors entered into employment agreements with the Chairman, the Chief Executive Officer, and the Secretary/Treasurer each for a two-year period providing for bonuses not to exceed fifty percent of the annual salaries, and in September 2003 entered into an employment agreement with the Chief Financial Officer for a six-month period providing for bonuses not to exceed fifty percent of the annual salary, all as set forth below:


                  Chairman of the Board     $240,000
                  President                  240,000
                  Chief Financial Officer    144,000
                  Secretary/Treasurer         96,000
                  Operations Manager          72,000

         On June 30, 2003, the Board of Directors assigned a ten-year, $.25 per ton royalty interest on coal sold, to both the Chairman of the Board and the President. In the event any mineral properties are sold prior to end of the ten-year period, the obligation is to be settled by paying 12 1/2% of the sales price to each individual.

Commitments and Contingencies

Leases

         On March 1, 2003, the Company entered into an agreement to lease an office in Georgia at $600 per month on a month-to month basis. On April 1, 2003, the Company entered into an agreement to lease its Knoxville office for nine months at $1,800 per month with an option to renew for an additional nine months. Rental expense for these lease commitments totaled approximately $7,800 through June 30, 2003.

Contract with Financial Consultant

         On February 1, 2003, the Company entered into a personal service contract with a financial consultant for six months at $4,000 per month.

Acquisitions and Dispositions of Mineral Interests

         On April 9, 2003, the Company acquired approximately 65,000 acres of coal mineral rights underlying properties in Anderson, Campbell and Scott Counties, Tennessee for $1,270,000 (the "New River Tract"). A deposit for the purchase price of the property was made on March 27, 2003, of which $40,000 was paid to a law firm of which a NCC officer and a NCC director are members.

         On May 20, 2003, the Company entered into a $1,196,000 contract to acquire coal mineral rights underlying properties in Anderson and Campbell Counties, Tennessee (approximately 31,000 acres - the "High Top Tract," and surface rights on approximately 1,738 acres of four tracts - the "Premium Coal Surface," "Buffalo Mountain Tract," "Fork Mountain Tract," and "Patterson Mountain Tract"). Currently the Company is continuing its due diligence for this transaction and has not closed on this transaction.

         In July and August 2003, the Company sold future royalty rights varying from $1 per ton to $2 per ton to a company partially owned by the President of NCC for approximately $325,000.

Mining Equipment

         In April and June 2003, the Company entered into contracts to purchase mining equipment totaling $170,500. On May 30, 2003, the Company entered into short-term lease agreements for mining equipment with initial combined monthly rents totaling $91,900 totaling approximately $1,033,000.

Notes Payable

Notes payable consist of the following:

Convertible notes payable dated March 24, 2003, 12% interest, payable with accrued interest upon the earlier of 1) March 25, 2004, or 2) the closing of
   certain financing, merger or disposition activities.                                                          $ 3,194,902
Note payable to a trust owned by an officer  dated  February 20, 2003, 8%
   interest, payable with accrued  interest  upon the earlier of 1) February 20,
   2005,  or 2) the closing of certain financing, merger or disposition
   activities.                                                                                                       150,000
Note payable and royalty agreement, 12% interest, paid August 20, 2003.                                               67,000
Note payable, non-interest bearing, held over from SGI merger.                                                           625

                                                                                     ----------------------------------------

Total                                                                                                             $3,412,527
                                                                                     ========================================


Future maturities of notes payable are as follows:

                                      Nine Months Ending
                                                March 31,
                                                ---------
                                    2004:       $3,262,527
                                    2005:          150,000
                                                ----------
                                                $3,412,527
                                                ==========
Liquidity

         As of June 30, 2003, the Company's cash and cash equivalents totaled approximately $389,300.

         The Company's operations generated negative cash flow during the five months ended June 30, 2003, and expects a significant use of cash during the remainder of fiscal 2003 as the Company continues to initiate the business opportunity for its coal mining operations. It is anticipated that the current cash reserves, plus expected generation of cash from operations which have recently commenced, will only be sufficient to fund the anticipated expenditures into the fourth quarter of 2003. Consequently, the Company will require additional equity or debt financing during the fourth quarter of 2003, the amount and timing of which will depend in large part on the Company's spending program. If additional funds are raised through the issuance of equity securities, the current stockholders may experience dilution. Furthermore, there can be no assurance that additional financing will be available when needed or that if available, such financing will include terms favorable to the stockholders of the Company. If such financing is not available when required or is not available on acceptable terms, the Company may be unable to develop or enhance its mining operations, take advantage of business opportunities or respond to competitive pressures, any of which could have a material adverse effect on the business, financial condition and results of operations of the Company.

         The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The carrying amounts of assets and liabilities presented in the financial statements do not purport to represent realizable or settlement values. No operations were conducted and no operating revenues was realized from January 30, 2003 through June 30, 2003. As of June 30, 2003, the Company was totally illiquid and needed cash infusions from shareholders to provide capital, or needed loans from any sources available. At June 30, 2003, the Company had negative working capital of approximately $3,813,400 and a stockholders' deficiency of approximately $1,172,000. These factors raise substantial doubt about the Company's ability to continue as a going concern.

Short Term.
----------

         On a short-term basis, the Company does not generate revenue sufficient to cover operations. Based on prior experience, the Company believes it will continue to have insufficient revenue to satisfy current and recurring liabilities as it seeks to develop its coal operations. For short-term needs, the Company will be dependent on receipt, if any, of outside financing proceeds, including debt and equity, any of which may be dilutive to existing shareholders.

         At June 30, 2003, the Company's current assets of $461,732 were exceeded by its current liabilities $4,275,154.

Long Term.
---------

         The Company has no cash commitments in hand from any source to fund its long-term prospects and has no plan in place to resolve this issue other than its plans to raise outside capital from either debt or equity sources (or both), and additional loans that may or may not be available to the Company. Failure to obtain long-term capital investment could result in failure of the Company.

Capital Resources
-----------------
         The primary capital resources of the Company are its common stock.

Cash Flows:
----------

         The Company has achieved limited cash flows to date.

Need for Additional Financing.

         The Company does not have capital sufficient to meet the Company's cash needs, or to commence further new business, including the costs of compliance with the continuing reporting requirements of the Securities Exchange Act of 1934. The Company will have to seek loans or equity placements to cover all cash needs. As operations increase, the Company's need for additional financing is likely to increase substantially, which will have a dilutive effect to shareholders.

         No commitments to provide additional funds have been made by management or other stockholders. Accordingly, there can be no assurance that any additional funds will be available to the Company to allow it to cover its expenses as they may be incurred.

Description of Properties/Assets/Technology

         (a) Real Estate. Mineral Rights.

The Company owns the following:

         65,000 acres of coal mineral rights in the "New River Tract." These mineral rights revert back to the surface owner on June 5, 2093.


SEAM                   LOCATION                   MEASURED ACRES
====================== ========================== ====================
Jellico                Coon Pool Branch                           496
Jellico                Cage Creek                               1,230
Windrock               Buffalo Mountain                         1,632
Big Mary               High Point                                 567
Big Mary               High Point Mountain                        395
Big Mary               Ash Log Mountain                           593
Big Mary               Red Oak Mountain                           421
Walnut Mt.             High Point                                 193
Walnut Mt.             Buffalo Mountain                           624
Pewee                  Fork Mountain                              286
Pewee                  Stallion Mountain                          486
Pewee R                High Point                                 139
Pewee R                Burge Mountain                             380
Pewee R                Hannah Top                                  94

         (b) Technology. None.

         (c) Patents. None.

Cautionary Statements and Risk Factors

         Several of the matters discussed in this document contain forward-looking statements that involve risks and uncertainties. Factors associated with the forward-looking statements that could cause actual results to differ materially from those projected or forecast are included in the statements below. In addition to other information contained in this report, readers should carefully consider the following cautionary statements.

              RISK FACTORS RELATING TO THE COMPANY AND BUSINESS

         There is doubt about the Company's ability to continue as a going concern. The Company currently has a number of obligations that it is unable to meet without generating additional revenues or raising additional capital. If the Company cannot generate additional revenues or raise additional capital in the near future, it may become insolvent. As of June 30, 2003, the cash and cash equivalent balance was approximately $389,300 and had current liabilities of approximately $4,275,100. The Company's ability to obtain equity or debt financing depends on a number of factors including its financial performance and the overall conditions in its industry. If the Company is not able to raise additional financing or if such financing is not available on acceptable terms, the Company may liquidate assets, seek or be forced into bankruptcy, and/or continue operations but suffer material harm to its operations and financial condition. These measures could have a material adverse affect on the Company's ability to continue as a going concern.

         Competition. There are numerous competitors in the coal business with substantially greater resources than the Company. Such resources could overwhelm the Company's efforts to operate successfully and cause failure of the Company.

     Working Capital. The working capital needs of the Company consist of: debt reductions, mine development, property acquisition and exploration costs, bonding costs, and payments for contract mining.

         Limited Revenues. The Company has achieved limited revenues to date consisting of approximately $370,000 in coal sales, through mid October 2003. There is no assurance that the Company can achieve any greater sales or maintain any profitable sales.

         Industry Factors. The Company expects that many coal producers could produce and sell coal at cheaper than the Company production cost rates, which could adversely affect the Company's revenues and profits, if any.

         Conflicts of Interest. Certain conflicts of interest may exist between the Company and its officers and directors. They have other business interests to which they devote their attention, and they may be expected to continue to do so although management time should be devoted to the business of the Company. As a result, conflicts of interest may arise that can be resolved only through exercise of such judgment as is consistent with fiduciary duties to the Company.

         Need for Additional Financing. The Company has limited funds, and such funds may not be adequate to carry out the business plan. The ultimate success of the Company may depend upon its ability to raise substantial amounts of additional capital. The Company has not investigated the availability, source, or terms that might govern the acquisition of additional capital and will not do so until it determines a need for additional financing. If additional capital is needed, there is no assurance that funds will be available from any source or, if available, that they can be obtained on terms acceptable to the Company. If not available, the Company's operations will be limited to those that can be financed with its modest capital and cash flows.

         Regulation of Penny Stocks. The Company's securities, as traded on the "Pink Sheets", will be subject to a Securities and Exchange Commission rule that imposes special sales practice requirements upon broker-dealers who sell such securities to persons other than established customers or accredited investors. For purposes of the rule, the phrase "accredited investors" means, in general terms, institutions with assets in excess of $5,000,000, or individuals having a net worth in excess of $1,000,000 or having an annual income that exceeds $200,000 (or that, when combined with a spouse's income, exceeds $300,000). For transactions covered by the rule, the broker-dealer must make a special suitability determination for the purchaser and receive the purchaser's written agreement to the transaction prior to the sale. Consequently, the rule may affect the ability of broker-dealers to sell the Company's securities and also may affect the ability of purchasers to sell their securities in any market that might develop therefore.

         In addition, the Securities and Exchange Commission has adopted a number of rules to regulate "penny stocks". Such rules include Rules 3a51-1, 15g-1, 15g-2, 15g-3, 15g-4, 15g-5, 15g-6, 15g-7, and 15g-9 under the Securities and Exchange Act of 1934, as amended. Because the securities of the Company may constitute "penny stocks" within the meaning of the rules, the rules would apply to the Company and to its securities. The rules may further affect the ability of owners of Shares to sell the securities of the Company in any market that might develop for them.

         Shareholders should be aware that, according to Securities and Exchange Commission, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include (i) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (ii) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (iii) "boiler room" practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (iv) excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and (v) the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired consequent investor losses. The Company's management is aware of the abuses that have occurred historically in the penny stock market. Although the Company does not expect to be in a position to dictate the behavior of the market or of broker-dealers who participate in the market, management will strive within the confines of practical limitations to prevent the described patterns from being established with respect to the Company's securities.

         Lack of Revenue History. The Company was formed to create a regional coal producer in Tennessee. The Company had no revenues from inception until 2003 when it began operations. The Company is not profitable and the business status is considered to be in an early development stage. The Company must be regarded as a new or exploration stage venture with all of the unforeseen costs, expenses, problems, risks and difficulties to which such ventures are subject. The Company just achieved revenues in summer of 2003.

         No Assurance of Success or Profitability. There is no assurance that the Company will ever operate profitably. There is no assurance that it will generate continued revenues or any profits, or that the market price of the Company's common stock will be increased thereby.

         Lack of Diversification. Because of the limited financial resources that the Company has, it is unlikely that the Company will be able to diversify its operations. The Company's probable inability to diversify its activities into more that one business area will subject the Company to economic fluctuations within a particular business or industry and therefore increase the risks associated with the Company's operations.

         Dependence upon Management. The Company currently has two individuals who are serving as its officers on a full time basis and one new executive appointee who will serve full-time as Chief Financial Officer. One director serves on a part-time basis, about 20 hours a month. The Company is heavily dependent upon their skills, talents, and abilities, as well as consultants to the Company, to implement its business plan, and may, from time to time, find that the inability of the directors to devote their full time attention to the business of the Company results in a delay in progress toward implementing its business plan.

         Indemnification of Officers and Directors. Florida Revised Statutes provide for the indemnification of its directors, officers, employees, and agents, under certain circumstances, against attorney's fees and other expenses incurred by them in any litigation to which they become a party arising from their association with or activities on behalf of the Company. The Company will also bear the expenses of such litigation for any of its directors, officers, employees, or agents, upon such person's promise to repay the Company therefore, if it is ultimately determined that any such person shall not have been entitled to indemnification. This indemnification policy could result in substantial expenditures by the Company that it will be unable to recoup.

         Director's Liability Limited. Florida Revised Statutes exclude personal liability of its directors to the Company and its stockholders for monetary damages for breach of fiduciary duty except in certain specified circumstances. Accordingly, the Company will have a much more limited right of action against its directors than otherwise would be the case. This provision does not affect the liability of any director under federal or applicable state securities laws.

         Dependence upon Outside Advisors. To supplement the business experience of its officers and directors, the Company may be required to employ accountants, technical experts, appraisers, attorneys, or other consultants or other advisors. The Company's President, without any input from stockholders, will make the selection of any such advisors. Furthermore, it is anticipated that such persons may be engaged on an "as needed" basis without a continuing fiduciary or other obligation to the Company. In the event the President of the Company considers it necessary to hire outside advisors, he may elect to hire persons who are affiliates, if they are able to provide the required services.

     No Foreseeable Dividends. The Company has not paid dividends on its Common Ctock and does not anticipate paying such dividends in the foreseeable future.

         Loss of Control by Present Management and Stockholders. The Company may issue further shares as consideration for the cash or assets or services out of the Company's authorized but not issued Common Stock that would, upon issuance, represent a majority of the voting power and equity of the Company. The result of such an issuance would be that those new stockholders and management would control the Company, and persons unknown could replace the Company's management at that time. Such an occurrence would result in a greatly reduced percentage of ownership of the Company by its current shareholders.

         Limited Public Market Exists. There is a limited public market for the Company's Common Stock in the "Pink Sheets", and no assurance can be given that a market will continue or that a shareholder ever will be able to liquidate his or her investment without considerable delay, if at all. The price may be highly volatile. Factors such as those discussed in the "Risk Factors" section may have a significant impact upon the market price of the securities. Due to the low price of the securities, many brokerage firms may not be willing to effect transactions in the securities. Even if a purchaser finds a broker willing to effect a transaction in these securities, the combination of brokerage commissions, state transfer taxes, if any, and any other selling costs may exceed the selling price. Further, many lending institutions will not permit the use of such securities as collateral for any loans.

         Rule 144 Sales. All of the outstanding shares of Common Stock held by present officers, directors, and affiliate stockholders are "restricted securities" within the meaning of Rule 144 under the Securities Act of 1933, as amended. As restricted shares, these shares may be resold only pursuant to an effective registration statement or under the requirements of Rule 144 or other applicable exemptions from registration under the Act and as required under applicable state securities laws. Rule 144 provides in essence that a person who has held restricted securities for one year may, under certain conditions, sell every three months, in brokerage transactions, a number of shares that does not exceed the greater of 1.0% of a company's outstanding common stock or the average weekly trading volume during the four calendar weeks prior to the sale. There is no limit on the amount of restricted securities that may be sold by a non-affiliate after the owner has held the restricted securities for a period of two years. A sale under Rule 144 or under any other exemption from the Act, if available, or pursuant to subsequent registration of shares of Common Stock of present stockholders, may have a depressive effect upon the price of the Common Stock in any market that may develop.

                              INDUSTRY RISK FACTORS

If we are unable to achieve supply contracts, our revenues and operating profits could suffer if we were unable to find buyers willing to purchase our coal at profitable prices.

If transportation for our coal becomes unavailable or uneconomic for our customers, our ability to sell coal could suffer.

         Transportation costs represent a significant portion of the total cost of delivered coal and, as a result, the cost of transportation is a critical factor in a customer's purchasing decision. Increases in transportation costs could make our coal a less competitive source of energy or could make some of our operations less competitive than other sources of coal. Some coal supply agreements permit the customer to terminate the contract if the cost of transportation increases by an amount ranging from 10% to 20%, in any given 12-month period.

         Coal producers depend upon rail, barge, trucking, overland conveyor and other systems to deliver coal to markets. While U.S. coal customers typically arrange and pay for transportation of coal from the mine to the point of use, disruption of these transportation services because of weather-related problems, strikes, lock-outs or other events could temporarily impair our ability to supply coal to our customers and thus could adversely affect our results of operations.

Risks inherent to mining could increase the cost of operating our business.

         Our mining operations are subject to conditions beyond our control that can delay coal deliveries or increase the cost of mining at particular mines for varying lengths of time. These conditions include weather and natural disasters, unexpected maintenance problems, key equipment failures, variations in coal seam thickness, variations in the amount of rock and soil overlying the coal deposit, variations in rock and other natural materials and variations in geologic conditions.

The government extensively regulates our mining operations, which imposes significant costs on us, and future regulations could increase those costs or limit our ability to produce coal.

         Federal, state and local authorities regulate the coal mining industry with respect to matters such as employee health and safety, permitting and licensing requirements, air quality standards, water pollution, plant and wildlife protection, reclamation and restoration of mining properties after mining is completed, the discharge of materials into the environment, surface subsidence from underground mining and the effects that mining has on groundwater quality and availability. In addition, significant legislation mandating specified benefits for retired coal miners affects our industry. Numerous governmental permits and approvals are required for mining operations. We are required to prepare and present to federal, state or local authorities data pertaining to the effect or impact that any proposed exploration for or production of coal may have upon the environment. The costs, liabilities and requirements associated with these regulations may be costly and time-consuming and may delay commencement or continuation of exploration or production operations. The possibility exists that new legislation and/or regulations and orders may be adopted that may materially adversely affect our mining operations, our cost structure and/or our customers' ability to use coal. New legislation or administrative regulations (or judicial interpretations of existing laws and regulations), including proposals related to the protection of the environment that would further regulate and tax the coal industry, may also require us or our customers to change operations significantly or incur increased costs. The majority of our coal supply agreements contain provisions that allow a purchaser to terminate its contract, if legislation is passed that either restricts the use or type of coal permissible at the purchaser's plant or results in specified increases in the cost of coal or its use. These factors and legislation, if enacted, could have a material adverse effect on our financial condition and results of operations.

         In addition, the United States and over 160 other nations are signatories to the 1992 Framework Convention on Climate Change, which is intended to limit emissions of greenhouse gases, such as carbon dioxide. In December 1997, in Kyoto, Japan, the signatories to the convention established a binding set of emission targets for developed nations. Although the specific emission targets vary from country to country, the United States would be required to reduce emissions to 93% of 1990 levels over a five-year budget period from 2008 through 2012. Although the United States has not ratified the emission targets and no comprehensive regulations focusing on U.S. greenhouse gas emissions are in place, these restrictions, whether through ratification of the emission targets or other efforts to stabilize or reduce greenhouse gas emissions, could adversely impact the price of and demand for coal. According to the Energy Information Administration's Emissions of Greenhouse Gases in the United States 2001, coal accounts for 32% of greenhouse gas emissions in the United States, and efforts to control greenhouse gas emissions could result in reduced use of coal if electricity generators switch to sources of fuel with lower carbon dioxide emissions. Further developments in connection with regulations or other limits on carbon dioxide emissions could have a material adverse effect on our financial condition or results of operations.

Our future success depends upon our ability to continue acquiring and developing coal reserves that are economically recoverable.


     Our recoverable reserves will decline as we produce coal. We have not yet applied for the permits required or developed the mines necessary to use all of the coal deposits under our mineral rights. Furthermore, we may not be able to mine all of our coal deposits as profitably as we do at our current operations. Our future success depends upon our conducting successful exploration and development activities and acquiring properties containing economically recoverable coal deposits. Our current strategy includes increasing our coal deposits base through acquisitions of other mineral rights, leases, or producing properties and continuing to use our existing properties. Additionally, the federal government limits the amount of federal land that may be leased by any company to 150,000 acres nationwide. As of September 1, 2003, we leased no acres from the federal government. The limit could restrict our ability to lease significant federal lands.

         Our planned development and exploration projects and acquisition activities may not result in the acquisition of significant additional coal deposits and we may not have continuing success developing additional mines. Our mining operations are conducted on mineral rights owned by us. Because title to most of our mineral rights are not thoroughly verified until a permit to mine the property is obtained, our right to mine some of our leased coal deposits may be materially adversely affected, if defects in title or boundaries exist. In addition, in order to develop our coal deposits, we must receive various governmental permits. We cannot predict whether we will continue to receive the permits necessary for us to operate profitably in the future.

If the coal industry experiences overcapacity in the future, our profitability could be impaired.

         During the mid-1970s and early 1980s, a growing coal market and increased demand for coal attracted new investors to the coal industry, spurred the development of new mines and resulted in added production capacity throughout the industry, all of which led to increased competition and lower coal prices. Similarly, an increase in future coal prices could encourage the development of expanded capacity by new or existing coal producers. Any overcapacity could reduce coal prices in the future.

Our operations could be adversely affected if we fail to maintain required surety bonds.

         Federal and state laws require bonds or cash deposits to secure our obligations to reclaim lands used for mining, to pay federal and state workers' compensation, to secure coal lease obligations and to satisfy other miscellaneous obligations. As of October 1, 2003, we had outstanding $257,500 in cash deposited with the Department of Interior for post-mining reclamation. Reclamation surety bonds are typically renewable on a yearly basis, if they are not posted with cash. Our failure to maintain, or inability to acquire, surety bonds that are required by state and federal law would have a material adverse effect on us. That failure could result from a variety of factors including the following:

o lack of availability, higher expense or unfavorable market terms of new surety bonds;

o restrictions on the availability of collateral for current and future third-party surety bond issuers under the terms of our indenture or new credit facility; and

o the exercise by third-party surety bond issuers of their right to refuse to renew the surety

Our ability to operate our company effectively could be impaired if we lose key personnel.

         We manage our business with key personnel, the loss of whom could have a material adverse effect on us. In addition, as our business develops and expands, we believe that our future success will depend greatly on our continued ability to attract and retain highly skilled and qualified personnel. We cannot assure you that key personnel will continue to be employed by us or that we will be able to attract and retain qualified personnel in the future. We have "key person" life insurance covering the President, Secretary/Treasurer, Directors, and the Operations Manager. Failure to retain or attract key personnel could have a material adverse effect on us.

Terrorist attacks and threats, escalation of military activity in response to such attacks or acts of war may negatively affect our business, financial condition and results of operations.

         Terrorist attacks and threats, escalation of military activity in response to such attacks or acts of war may negatively affect our business, financial condition and results of operations. Our business is affected by general economic conditions, fluctuations in consumer confidence and spending, and market liquidity, which can decline as a result of numerous factors outside of our control, such as terrorist attacks and acts of war. Future terrorist attacks against U.S. targets, rumors or threats of war, actual conflicts involving the United States or its allies, or military or trade disruptions affecting our customers may materially adversely affect our operations. As a result, there could be delays or losses in transportation and deliveries of coal to our customers, decreased sales of our coal and extension of time for payment of accounts receivable from our customers. Strategic targets such as energy-related assets may be at greater risk of future terrorist attacks than other targets in the United States. In addition, disruption or significant increases in energy prices could result in government-imposed price controls. It is possible that any, or a combination, of these occurrences could have a material adverse effect on our business, financial condition and results of operations.

Our ability to collect payments from our customers could be impaired due to credit issues.

         Our ability to receive payment for coal sold and delivered depends on the continued creditworthiness of our customers. Our customer base may not be highly creditworthy. If deterioration of the creditworthiness of customers or trading counterparties occurs, our business could be adversely affected.

                                     PART II

                                OTHER INFORMATION

PART II--OTHER INFORMATION

Item 1. Legal Proceedings.
- - --------------------------

There are no pending legal proceedings, and the Company is not aware of any threatened legal proceedings, to which the Company is a party or to which its property is subject.

Item 2. Changes in Securities.
- - ------------------------------

         (a) There have been no material modifications in any of the instruments defining the rights of the holders of any of the Company's registered securities.

         (b) None of the rights evidenced by any class of the Company's registered securities have been materially limited or qualified by the issuance or modification of any other class of the Company's securities.

Item 3. Defaults Upon Senior Securities.
- - ----------------------------------------

         (Not applicable)

Item 4. Submission of Matters to a Vote of Security Holders.
- - ------------------------------------------------------------

         (Not applicable)

Item 5. Other Information.
- - --------------------------

         (Not applicable)


Item 6.     Exhibits
---------------------
(a)      Exhibits - The following exhibit is filed as part of this report:

          1.1 National Coal Corporation Audited Financial Statements; inception (January 31, 2003) to March 31, 2003

          31.1           #31 CERTIFICATION PURSUANT TO SECTION
                          302 OF THE SARBANES OXLEY ACT (Jon Nix)

          31.2           #31 CERTIFICATION PURSUANT TO SECTION
                          302 OF THE SARBANES OXLEY ACT (Robert Chmiel)

          32.1            #32 CERTIFICATION OF DISCLOSURE PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                           SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

(b)      Reports on Form 8-K.

         None.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                    NATIONAL COAL CORPORATION


Date: November 7, 2003                              /s//Robert Chmiel
                                                   -----------------------------
                                                    By:    Robert Chmiel
                                                    Its: Chief Financial Officer
                                                    (Principal Financial and
                                                     Accounting Officer)