Form 10QSB
period 2003-06-30
NATIONAL COAL CORP
filed 2004-01-14
CIK 1089575

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      For Quarter ended September 30, 2003

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

                                   Yes: X No:

As of September 30, 2003, the issuer had 37,015,931 shares of common stock, par value $.0001 per share issued and outstanding.

                            NATIONAL COAL CORPORATION

                                      INDEX

                                                                           Page

PART I    FINANCIAL INFORMATION...............................................2

Item 1.   Financial Statements................................................2

          Condensed Consolidated Balance Sheet as of September 30, 2003.......3

          Condensed Consolidated Statements of Operations for the three months and eight months ended September 30, 2003...........................4

          Condensed Consolidated Statement of Cash Flows for the three months and eight months ended September 30, 2003...........................5

          Condensed Consolidated Statement of Changes in Stockholders' Deficiency from Inception (January 30, 2003) to September 30, 2003..6

          Notes to Consolidated Financial Statements..........................7

Item 2.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations...............................................13

Item 3.   Evaluation of Internal and Disclosure Controls......................21

PART II   OTHER INFORMATION...................................................22

Item 1.   Legal Proceedings...................................................22

Item 2.   Changes in Securities...............................................22

Item 3.   Defaults Upon Senior Securities.....................................22

Item 4.   Submission of Matters to a Vote of Security Holders.................22

Item 5.   Other Information...................................................22

Item 6.   Exhibits............................................................22

Signatures....................................................................23

                                     PART I

                              FINANCIAL INFORMATION

Item 1.     Financial Statements


                            NATIONAL COAL CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEET
                               September 30, 2003


ASSETS
Current Assets:
   Cash and cash equivalents                                                                                         $ 22,186
   Accounts receivable                                                                                                 96,028
   Coal Inventory                                                                                                      98,018
   Prepaid and other                                                                                                   47,293
                                                                                                          --------------------

Total current assets                                                                                                  263,525
                                                                                                          --------------------


Property and Equipment:
   Coal and mineral rights                                                                                          1,365,229
   Mining equipment                                                                                                 1,057,566
   Computer equipment and software                                                                                     79,969

   Automobile and mobile equipment                                                                                     61,232

   Office equipment and furniture                                                                                      25,611
                                                                                                          --------------------
                                                                                                                    2,589,607
   Less: accumulated depreciation and depletion                                                                     (139,880)
                                                                                                          --------------------

                                                                                                                    2,449,727
                                                                                                          --------------------


Loan acquisition costs, less accumulated amortization of $318,145                                                      94,091
Reclamation bond                                                                                                      257,500
                                                                                                          --------------------
Total Assets                                                                                                      $ 3,064,843
                                                                                                          ====================

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities:
   Notes payable                                                                                                  $ 3,545,842
   Capital lease obligations                                                                                          584,512

   Accrued royalty payable to officers                                                                                 81,289
   Accounts payable and accrued expenses, including payroll taxes                                                     134,388
   Accrued interest payable                                                                                            17,244
   Deferred revenue                                                                                                   195,601
   Royalty obligation owed to related party                                                                            75,147
   Note payable related party                                                                                         430,000
                                                                                                          --------------------

Total current liabilities                                                                                           5,064,023

Reclamation Obligation                                                                                                 59,734
                                                                                                          --------------------


Total Liabilities                                                                                                   5,123,757
                                                                                                          --------------------

Stockholders' Deficiency:
                                                                                                                            -
  Preferred stock, $.0001 par value; 10 million shares authorized;
   none issued and outstanding
                                                                                                                         3702
  Common stock, $.0001 par value; 80 million shares authorized; 37,015,931 issued and outstanding
   Additional paid-in capital                                                                                         402,214
   Accumulated deficit                                                                                             (2,464,830)
                                                                                                          --------------------
Total Stockholders' Deficiency                                                                                     (2,058,914)

                                                                                                          --------------------
Total Liabilities and Stockholders' Deficiency                                                                    $ 3,064,843
                                                                                                          ====================

            See Notes to Condensed Consolidated Financial Statements.




                            NATIONAL COAL CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                             Three Months        Eight Months
                                                                                Ended                Ended
                                                                            Sept. 30, 2003      Sept. 30, 2003
                                                                        ------------------------------------------
REVENUES
    Coal sales                                                                       $ 205,713           $205,713
    Royalty receipts                                                                    68,650             85,925
                                                                                       -------            ------
       Total revenue                                                                   274,363            291,638

EXPENSES
    Cost of mine operations and selling expenses                                       521,666            633,988
    General and administrative                                                         385,135          1,451,233
    Exploration and development                                                         17,779             17,779
    Depreciation, depletion and accretion                                               99,678            142,302
    Amortization                                                                       154,785            318,145
                                                                                      --------           -------

       Total operating expenses                                                      1,179,043         2,563,447
                                                                                     ---------         ---------

LOSS FROM OPERATIONS                                                                  (904,680)       (2,271,809)
                                                                                     ---------        -----------

OTHER INCOME (EXPENSE)
    Gain (loss) on sale of securities                                                  (1,777)            73,825
    Other income (expense), net                                                       (32,034)           (32,034)
    Interest expense                                                                 (113,398)          (234,813)
                                                                                     ---------          ---------
       Total other income (expense)                                                  (147,208)          (193,021)

                                                                                ----------------------------------
NET (LOSS)                                                                        $(1,051,888)       $(2,464,830)
                                                                                ==================================

BASIC AND DILUTED NET (LOSS) PER SHARE                                                $ (0.03)           $ (0.07)
                                                                                      =========          ========

WEIGHTED AVERAGE COMMON SHARES                                                     36,932,235         36,374,276
                                                                                    ===========       ==========

            See Notes to Condensed Consolidated Financial Statements.

                                       4




                            NATIONAL COAL CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                      Eight Months Ended September 30, 2003


CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)                                                                                                $ (2,464,830)
Adjustments to reconcile net (loss) to net cash provided by operating activities
             Depreciation and depletion                                                                        139,880
             Amortization                                                                                      318,415
             Accretion of reclamation obligation                                                                 2,422
             Stock issued for services                                                                         153,500
             Non-cash compensation                                                                             191,000
             Changes in operating assets and liabilities:
                       Receivables                                                                             (96,028)
                       Inventory                                                                               (98,018)
                       Prepaid and other                                                                       (47,293)
                       Accounts payable and accrued liabilities                                                307,181
                       Deferred revenue                                                                        195,601
                                                                                                           ------------
                               Net cash flows provided (to) operating activities                            (1,398,440)
                                                                                                           ------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Reclamation bond                                                                                            (257,500)
  Acquisition of coal and mineral rights                                                                    (1,307,917)
  Equipment and vehicles purchased                                                                            (448,462)
  Sale of mining equipment to related party                                                                     23,000
                                                                                                           ------------
                       Net cash flows provided from (to) investing activities                               (1,990,879)
                                                                                                           ------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of convertible debt, less acquisition costs                                         2,782,667
  Proceeds from issuance of debt                                                                               350,314
  Proceeds from issuance of related party debt                                                                 430,000
  Payment of notes payable                                                                                   (226,500)
  Payments on capital leases                                                                                 (191,403)
  Proceeds from issuance of common stock                                                                       287,500
  Repurchase and cancellation of common stock                                                                 (21,073)
                                                                                                          ------------
                       Net cash flows provided from (to) financing activities                               3,411,505
                                                                                                          ------------

NET INCREASE (DECREASE) IN CASH                                                                                22,186

CASH AND EQUIVALENTS, BEGINNING OF PERIOD                                                                         -
                                                                                                          ------------

CASH AND EQUIVALENTS, END OF PERIOD                                                                          $ 22,186
                                                                                                          ============

SUPPLEMENTAL DISCLOSURES
   Interest paid                                                                                            $ 217,569
   Income taxes paid                                                                                                -
   Non-cash investing and financing transactions:
     Net liabilities of Southern Group International, Inc. at the date of
     reverse merger (April 30, 2003)                                                                           14,012

     Capital lease obligations                                                                                775,916
     Reclamation obligation                                                                                    57,313
     Assumption of promissory notes from Strata Coal, LLC:
              Charged to operations                                                                           191,000
              Partial payment of mining equipment                                                              23,000

            See Notes to Condensed Consolidated Financial Statements.




                            NATIONAL COAL CORPORATION
                 CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN
                            STOCKHOLDERS' DEFICIENCY

                                                 Common Stock                      Additional
                              ---------------------------------------------------
                                        NCC                       SGI               Paid- In      Accumulated
                              ---------------------------------------------------
                                 Shares      Amount       Shares        Amount       Capital        Deficit         Total
                              --------------------------------------- --------------------------------------------------------

Inception, January 30, 2003        -           $ -             -         $    -           $ -            $ -            $   -

 Issuance of stock for
  services
 ($.01 per share)               15,350,000     153,500         -              -             -              -          153,500

 Sale of stock for cash:
    NCC - $.01 per share         1,750,000      17,500         -              -             -              -           17,500
    SGI - $.20 per share           -            -             525,000          52        104,948           -          105,000

 Stock repurchased and
  canceled
  ($.05 per share)                 -            -            (421,450)        (42)       (21,030)          -          (21,072)

 Reorganization April 30, 2003:
    Net liabilities of SGI         -            -           1,887,381         189        177,034        (191,235)     (14,012)
    Issuance of SGI shares to
     NCC shareholders          (17,100,000)   (171,000)    34,200,000       3,420        (23,655)        191,235            -

    Sale of stock for cash
     - July:
      At $.20 per share                                       825,000          83        164,917                      165,000

 Net (loss)                             -           -             -           -             -         (2,464,830)   2,464,830)
                              ------------ -----------    -----------  ---------        --------     -----------   -----------

Balance, September 30, 2003             -         $ -      37,015,931      $3,702       $402,214     ($2,464,830) ($2,058,914)
                              ============ ===========    ==========   =========        ========     ===========  ============



            See Notes to Condensed Consolidated Financial Statements.

1.       Basis of Presentation

         National Coal Corporation was incorporated in Tennessee on January 30, 2003. On March 28, 2003, National Coal Corporation entered into a Share Purchase Agreement whereby it purchased from an unrelated individual, 500,000 shares, or 22%, of Southern Group International, Inc., a company incorporated in the State of Florida on August 10, 1995. The shares were cancelled on April 11, 2003, when the Board of Directors of Southern Group International, Inc. approved an Agreement and Plan of Reorganization whereby all the outstanding shares of National Coal Corporation were exchanged for 34,200,000 shares of Southern Group International, Inc.

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

         The intended principal activity of the Company is surface coal mining. The Company currently owns the coal mineral rights to the New River Tract assemblage, which consists of approximately sixty five thousand (65,000) acres that lie in Anderson, Campbell and Scott counties, approximately twenty-five miles northwest of Knoxville, Tennessee. At the present time there is one surface mine - Patterson Mountain - producing coal under the New River Tract mineral rights at the Devonia, Tennessee location, and one independent mine operator - US Coal Corporation - which has made royalty payments to the Company for coal which it has mined on portions of the New River Tract.

         From January 30, 2003 through June 30, 2003, the Company's activities consisted of strategic, organizational, property acquisition and financing matters. During the calendar third quarter, planned principal activities commenced and accordingly, the Company is no longer considered to be in the exploration stage.

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

         The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The carrying amounts of assets and liabilities presented in the financial statements do not purport to represent realizable or settlement values. No operations were conducted and no operating revenue was realized from January 30, 2003 to June 30, 2003, and the Company only began mining operations during the calendar third quarter. As of September 30, 2003, the Company was totally illiquid and needed cash infusions from shareholders to provide capital, or needed loans from any sources available. At September 30, 2003, the Company had negative working capital of approximately $4,800,500 and a stockholders' deficiency of approximately $2,058,500. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

3.       New Accounting Pronouncements

         In December 2002, the FASB approved SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123". SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation" to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. FAS No. 148 is effective for financial statements for fiscal years ending after December 15, 2002. The Company will continue to account for stock based compensation using the methods detailed in its' stock-based compensation accounting policy.

     In April 2003, the FASB approved SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". SFAS No. 149 is not expected to apply to the Company's current or planned activities.

         In June 2003, the FASB approved SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. SFAS No. 150 is not expected to have an effect on the Company's financial position.

4.       Earnings (Loss) Per Share

         Basic earnings (loss) per share are computed using the weighted average number of shares outstanding. Basic and diluted earnings per share are the same during the period presented since the Company had a net loss and the inclusion of convertible shares and stock warrants would be anti-dilutive.

         All per share amounts reflect the retroactive effect of the merger of NCC and SGI as described in Note 1. A summary of weighted shares follows:

8 Months Ended September 30, 2003
Shares Outstanding January 30, 2003 -
   SGI                                                             2,228,931
   NCC                                                            34,200,000
   Purchase of shares                                               (500,000)
February 15, 2003 -
   Conversion of account payable                                     148,024
June 17, 2003 -
   Purchase of shares                                               (182,109)
June 30, 2003 -
   Sale of Shares                                                    198,765
July 7, 2003 -
   Sale of shares                                                    192,390
July 14, 2003 -
   Sale of shares                                                     88,275
                                                                  --------------

      Total                                                       36,374,276
                                                                  ==============

3 Months Ended September 30, 2003 -
Shares Outstanding June 30, 2003                                  36,190,931
                                                                  ==============

July 7, 2003 -
   Sale of shares                                                    508,152
July 14, 2003 -
   Sale of shares                                                    233,152
                                                                  --------------

      Total                                                       36,932,235
                                                                  ==============

5.       Commitments and Contingencies

         During the calendar second quarter, the Company entered into four short-term capital lease agreements to acquire mining equipment totaling $775,916.

         On March 1, 2003, the Company entered into an agreement to lease an office in Georgia at $600 per month on a month-to month basis. On April 1, 2003, the Company entered into an agreement to lease its Knoxville office for nine months at $1,800 per month with an option to renew for an additional nine months. Rental expense for these lease commitments totaled approximately $15,000 through September 30, 2003.

6.       Note Payable Transactions

         In August 2003, the Company borrowed $250,000, and in September 2003, the Company borrowed $30,000 from Jenco Capital Corporation, an entity partially owned by the CEO of the Company. The notes payable accrue simple interest at an annual rate of 8% and are payable on demand.

          In September 2003, the Company borrowed $75,000 and $195,315 from an entity that currently holds convertible notes of $3,194,902. The notes payable accrue simple interest at an annual rate of 12%, mature in September 2004, and have terms that require an earlier payoff in the event of a successful equity or debt capital financing. As of September 30, 2003, the Company's total indebtedness to this entity is now approximately $3,465,200.

         In September 2003, the Company borrowed $80,000 from two unrelated parties. The related notes payable accrue simple interest at an annual rate of 10%, mature in March 2004, and have terms that require an earlier payoff in the event of a successful equity or debt capital financing.

         On May 20, 2003, the Company entered into a $1,196,000 contract to acquire coal mineral rights underlying properties in Anderson and Campbell Counties, Tennessee. The Company paid $50,000 in June as a deposit towards the closing of this transaction, which was scheduled to close on July 8, 2003. The closing did not occur on July 8, 2003, and the Company requested and subsequently received an amendment to extend the closing date. The amended agreement called for monthly payments, commencing September 22, 2003, of $100,000, a portion of which would be paid as an interest charge. On September 30, 2003, the Company requested and subsequently received a second amendment, which waived the $100,000 payment due on September 22, 2003. As consideration for the extension, the Company paid $10,000. The Company subsequently missed the next $100,000 payment date of October 22, 2003. Consequently, the Company no longer has the right to acquire these properties, and in September 2003 the Company wrote off the previously paid $60,000.

         In August 2003, the Company and the holder of the note payable to a trust owned by an officer of the Company, dated February 20, 2003 for $150,000, agreed to extend the maturity date of such note three additional years. The new maturity date is now February 20, 2008. No additional compensation was paid to the note holder for such maturity extension.

7.       Stock Based Compensation

         The Company currently does not have a qualified, stock based compensation program in place for any of its employees, however it is the intention of senior management to present to shareholders a plan for approval, and if approved to implement such a plan soon after its approval.

8.       Sale of Royalties; Related Party Transactions

         On July 1, 2003, the Company sold mineral royalty rights for coal mined on the Patterson Mountain portion of the New River Tract for $75,156 to Jenco Capital Corporation, an entity partially owned by the CEO of the Company. As consideration for the $75,156 received, the Company is obligated to pay Jenco $2.00 per mined ton on the property. During the three months ended September 30, 2003, the Company paid Jenco $9 in accordance with this transaction.

         On August 1, 2003, the Company sold its interest in mineral royalty rights received by the Company from US Coal Corporation for coal mined on the Smokey mountain portion of the New River Tract. The royalty was sold for $250,000 to Jenco Capital Corporation, an entity partially owned by the CEO of the Company. As consideration for the $250,000 received, Jenco began receiving the royalty payments from US Coal. The Company recorded this transaction as deferred revenue and recognizes revenue each month based on the tons produced by US Coal. As of September 30, 2003, royalties totaling $54,399 have been recognized leaving a deferred revenue balance of $195,601.

         These transactions were completed by the Company with Jenco Capital Corporation ("JENCO"), a related party, because (i) the Company needed a prompt capital infusion to ramp up coal production, (ii) JENCO had available cash for the transaction, (iii) the Company could not have developed another independent source for the capital without considerable time delay due to lack of a production history, and (iv) the Company had no knowledge of any outside sources for such capital. The Company believes that given the time delay to search for capital and the cost of lost opportunity, the terms of these transactions were acceptable because it afforded immediate liquidity for operating purposes.

         On June 30, 2003, the Board of Directors assigned a ten-year, $.25 per ton royalty interest on all the coal mined and sold from the New River Tract, to both the Chairman of the Board and the President. In the event any mineral properties are sold prior to the end of the ten-year period, the obligation is to be settled by paying 12 1/2% of the sales price to each individual. Pursuant to the sale of mineral property rights to Jenco Capital (see two paragraphs above), the Company has recorded a liability to pay both the Chairman of the Board and the President 12 1/2% of the sales price, a total of $81,289.

9.       Asset Retirement Obligation

     The Company has adopted the provisions of SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 generally applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or the normal operation of a long-lived asset.

         SFAS No. 143 requires recognition of an estimated liability for eventual land reclamation as a result of mining activities. A liability is recorded for the estimated fair value of reclamation costs with a corresponding increase in the carrying value of coal and mineral properties at the time a mine is permitted and commences operation. The carrying costs are amortized and accretion expense (in connection with increases in the discounted liability) is recorded over the remaining life of a mine.

         The Company's estimated reclamation liability on its Patterson Mountain Mine is based on engineering costs estimates developed by the U.S. Department of Interior, Office of Surface Mining ("OSM") in connection with obtaining a mine permit. The liability is discounted using an estimated credit-adjusted risk-free rate of 12% and an estimated mine life of 12.6 years. Revisions to the liability could occur due to changes in future reclamation costs, useful mine life or if federal or state regulators enact new reclamation regulations.

         In the third quarter, the Company submitted the Patterson Mountain Mine permit application to the OSM and remitted $257,500 for a reclamation bond. On October 9, 2003, the OSM issued the permit to conduct surface mining and approved the reclamation bond. As of September 30, 2003, the Company has recorded a Patterson Mountain Mine reclamation liability of $59,735 and cumulative amortization of $693 related to the corresponding retirement asset.

Events Subsequent to September 30, 2003

Note Payable Transactions

         In October 2003, the Company borrowed $25,000 from Jenco Capital Corporation, an entity partially owned by the CEO of the Company. In December 2003, the Company borrowed $105,000 from the CEO of the Company. The notes payable accrue simple interest at an annual rate of 8% and are payable on demand.

         In November 2003, the Company borrowed $110,000 from two unrelated parties. The related notes payable accrue simple interest at an annual rate of 10%, mature in March 2004, and have terms that require an earlier payoff in the event of a successful equity or debt capital financing.

         In November 2003, the Company renegotiated the terms of indebtedness to two unrelated parties, such that the maturity date for both notes got extended to March 7, 2004. As consideration for the maturity extension, the principal amount payable to each note holder was increased 10%. Specifically, one holder's principal amount, which was originally due on October 15, 2003, got increased from $30,000 to $33,000 as a result of the extension, and the other holder's principal amount, which was originally due on November 11, 2003, got increased from $50,000 to $55,000 as a result of the extension.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         This discussion summarizes the significant factors affecting the condensed consolidated operating results, financial condition and liquidity and cash flows of National Coal Corporation for the period from inception (January 31, 2003) to September 30, 2003. Except for historical information, the matters discussed in this Management's Discussion and Analysis of Financial Condition and Results of Operations are forward looking statements that involve risks and uncertainties and are based upon judgments concerning various factors that are beyond our control. Actual results could differ materially from those projected in the forward-looking statements as a result of, among other things, the factors described below under the caption "Cautionary Statements and Risk Factors."

Overview - History of National Coal Corporation
-----------------------------------------------
         On March 28, 2003, National Coal Corporation, a company incorporated in the State of Tennessee on January 30, 2003, entered into a Share Purchase Agreement whereby it purchased 500,000 shares or 22% of Southern Group International, Inc., a company incorporated in the State of Florida on August 10, 1995, from Surinder Rametra. Such shares have been cancelled and returned to the treasury of Southern Group International, Inc. as of April 11, 2003. On April 11, 2003, the Board of Directors of Southern Group International, Inc. approved an Agreement and Plan of Reorganization whereby all the outstanding shares of National Coal Corporation were exchanged for 34,200,000 shares of Southern Group International, Inc. After the transaction, Mr. Jon Nix, CEO; Mr. Farrald Belote, Chairman; Mr. Charles Kite, Director; and Ms. Jeanne Bowen Nix, Secretary and Treasurer, or their designees, owned a total of 30,700,000 shares of Southern Group International, Inc.

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

         No operations were conducted and no operating revenue was realized from January 30, 2003 to June 30, 2003. From January 30, 2003 through June 30, 2003, the Company's activities consisted of strategic, organizational, property acquisition and financing matters. During the calendar third quarter, production commenced and accordingly, the Company is no longer considered to be in the exploration stage. As of September 30, 2003, the Company was totally illiquid and needed cash infusions from shareholders to provide capital, or needed loans from any sources available. At September 30, 2003, the Company had negative working capital of approximately $4,800,500 and a stockholders' deficiency of approximately $2,059,000. These factors raise substantial doubt about the Company's ability to continue as a going concern.

         The Company is engaged in coal production by locating, assembling, leasing, assessing, permitting, and developing coal properties in Tennessee. The Company, after obtaining permits, expects to mine these properties, or contract with mine operators, for the extraction of the coal minerals on a negotiated fee basis. Some contracts may be on a per ton basis, and some may be on a cost plus basis, depending on varying extraction conditions and circumstances. The Company currently owns the coal mineral rights to the New River Tract assemblage, which consists of approximately sixty five thousand (65,000) acres that lie in Anderson, Campbell and Scott counties, approximately twenty-five miles northwest of Knoxville, Tennessee. At the present time there is one surface mine - Patterson Mountain - producing coal under the New River Tract mineral rights at the Devonia, Tennessee location, and one independent mine operator - US Coal Corporation - which has made royalty payments to the Company for coal which it has mined on portions of the New River Tract.

         The Company currently plans to sell its production into the spot market, but in the future intends to seek long-term supply contracts. No such contracts have been negotiated to date.

         Many of the Company's properties have been subject to limited production in the past. Some of the properties were abandoned by previous producers due to poor market conditions, uneconomical production, high labor costs and difficulty in securing reclamation bonds.

         The Company is required to obtain reclamation bonds for each producing property. Bonds typically take the form of cash deposits with the U.S. Department of Interior/Office of Surface Mining. In theory, insurance bonds could be used, but such are extremely difficult and time consuming for small companies to obtain in the market.

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

         The Company intends to operate under as many of its mineral rights by opening mines, as its capital will allow, but it can only open a mine with an estimated $500,000 to $750,000 per mine, including bonds or cash deposited. Due to the operating capital constraints, if the Company cannot raise such needed additional amounts by loans or private placements, it will prevent the Company from expanding its operating mining properties beyond the current operations.

         NOTE: The Company cannot now compute any "reserves" because only one of its properties is in production. "Reserves", to be so classified, must be based upon reasonably accurate scientific data and professional analysis, be recoverable (economically and physically), have a permitted and operating mine facility at the coal location, and be subject to current sales. All of these criteria have not been met on the Company mineral rights. The Company has, however, estimated potential tonnages in its mineral rights, based upon information available to it and professional reports by a qualified professional geologist, for internal use only.

Backlog of Orders.  There are currently various orders for sales at this time.
-----------------

Government Contracts.  None at this time.
--------------------

Number of Persons Employed.  As of December 31, 2003, the Company had 26
--------------------------
full-time employees.

RESULTS OF OPERATIONS FOR THE PERIOD FROM JANUARY 30, 2003 (INCEPTION) TO SEPTEMBER 30, 2003

         Since the formation of National Coal Corporation on January 30, 2003, it had been deemed to be in the exploration stage, because the Company did not have any direct coal mining operations or proven reserves. However, during the three month period ended September 30, 2003, production commenced and accordingly, the Company is no longer considered to be in the exploration stage.

Note: No comparison to the same period in the prior year is made because the company had no operations in the prior year.

Year to Date

         For the eight months of operations ended September 30, 2003, the Company had revenues of $291,638 consisting of coal sales of $205,713 and royalty revenue of $85,925. The company incurred a net loss of $2,464,830 primarily due to mine operations and selling expenses of $633,988, exploration and development expenses of $17,779, and general and administrative expenses of $1,451,233. General and administrative expenses include legal ($28,590), executive, financial, and accounting consulting ($655,973), and costs related to the employment of management ($327,456). The Company also incurred $234,813 of interest expense related primarily to the issuance of notes payable, and $318,145 of amortization expense related to the amortization of loan acquisition costs. The company incurred a loss per share of ($.07) in the period.

Three Months

         For the three months ended September 30, 2003, the Company had revenues of $274,363 consisting of coal sales of $205,713 and royalty revenue of $68,650. The company incurred a net loss of $1,051,888 primarily due to mine operations and selling expenses of $521,666, and general and administrative expenses of $385,136. The Company also incurred $113,398 of interest expense related primarily to the issuance of notes payable, and $154,785 of amortization expense related to the amortization of loan acquisition costs. During the quarter, the Company liquidated its marketable securities and wrote off an investment, which resulted in a net loss on the transactions of $1,777. The company had a net loss per share of ($.03) in the quarter.

Related Party Transactions

         On July 1, 2003, the Company sold mineral royalty rights for coal mined on the Patterson Mountain portion of the New River Tract for $75,156 to Jenco Capital Corporation, an entity partially owned by the CEO of the Company. As consideration for the $75,156 received, the Company is obligated to pay Jenco $2.00 per mined ton on the property. During the three months ended September 30, 2003, the Company paid Jenco $9 in accordance with this transaction.

         On August 1, 2003, the Company sold its interest in mineral royalty rights received by the Company from US Coal Corporation for coal mined on the Smokey Mountain portion of the New River Tract. The royalty was sold for $250,000 to Jenco Capital Corporation, an entity partially owned by the CEO of the Company. As consideration for the $250,000 received, Jenco began receiving the royalty payments from US Coal. The Company recorded this transaction as deferred revenue and recognizes revenue each month based on the tons produced by US Coal.

         These transactions were completed by the Company with Jenco Capital Corporation ("JENCO"), a related party, because (i) the Company needed a prompt capital infusion to ramp up coal production, (ii) JENCO had available cash for the transaction, (iii) the Company could not have developed another independent source for the capital without considerable time delay due to lack of a production history, and (iv) the Company had no knowledge of any outside sources for such capital. The Company believes that given the time delay to search for capital and the cost of lost opportunity, the terms of these transactions were acceptable because it afforded immediate liquidity for operating purposes.

         On June 30, 2003, the Board of Directors assigned a ten-year, $.25 per ton royalty interest on all the coal mined and sold from the New River Tract, to both the Chairman of the Board and the President. In the event any mineral properties are sold prior to end of the ten-year period, the obligation is to be settled by paying 12 1/2% of the sales price to each individual. Pursuant to the sale of mineral property rights to Jenco Capital (see two paragraphs above), the Company has recorded a liability to pay both the Chairman of the Board and the President 12 1/2% of the sales price, a total of $81,289.

Subsequent Events

         In October 2003, the Company borrowed $25,000 from Jenco Capital Corporation, an entity partially owned by the CEO of the Company. In December 2003, the Company borrowed $105,000 from the CEO of the Company. The notes payable accrue simple interest at an annual rate of 8% and are payable on demand.

Common Stock Transactions

         In July 2003, the Company sold 825,000 shares of its common stock for proceeds of $165,000.

Contract with Financial Consultants

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

         On June 30, 2003, the Board of Directors assigned a ten-year, $.25 per ton royalty interest on coal sold, to both the Chairman of the Board and the President. In the event any mineral properties are sold prior to the end of the ten-year period, the obligation is to be settled by paying 12 1/2% of the sales price to each individual. Pursuant to the sale of these mineral property rights to Jenco Capital, the Company has recorded a liability to pay both the Chairman of the Board and the President 12 1/2% of the sales price, a total of $81,289.

Commitments and Contingencies

Leases

         On March 1, 2003, the Company entered into an agreement to lease an office in Georgia at $600 per month on a month-to month basis. On April 1, 2003, the Company entered into an agreement to lease its Knoxville office for nine months at $1,800 per month with an option to renew for an additional nine months. Rental expense for these lease commitments totaled approximately $15,000 through September 30, 2003.

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

         On May 20, 2003, the Company entered into a $1,196,000 contract to acquire coal mineral rights underlying properties in Anderson and Campbell Counties, Tennessee. The Company paid $50,000 in June as a deposit towards the closing of this transaction, which was scheduled to close on July 8, 2003. The closing did not occur on July 8, 2003, and the Company requested and subsequently received an amendment to extend the closing date. The amended agreement called for monthly payments, commencing September 22, 2003, of $100,000, a portion of which would be paid as an interest charge. On September 30, 2003, the Company requested and subsequently received a second amendment, which waived the $100,000 payment due on September 22, 2003. As consideration for the extension, the Company paid $10,000. The Company subsequently missed the next $100,000 payment date of October 22, 2003. Consequently, the Company no longer has the right to acquire these properties, and in September 2003 the Company wrote off the previously paid $60,000.

         On July 1, 2003, the Company sold mineral royalty rights for coal mined on the Patterson mountain property for $75,156 to Jenco Capital Corporation, an entity partially owned by the CEO of the Company. As consideration for the $75,156 received, the Company is obligated to pay Jenco $2.00 per mined ton on the property. During the three months ended September 30, 2003, the Company paid Jenco $9 in accordance with this transaction.

         On August 1, 2003, the Company sold its interest in mineral royalty rights received by the Company from US Coal Corporation for coal mined on the Patterson Mountain property. The royalty was sold for $250,000 to Jenco Capital Corporation, an entity partially owned by the CEO of the Company. As consideration for the $250,000 received, Jenco began receiving the royalty payments from US Coal. The Company recorded this transaction as deferred revenue and recognizes revenue each month based on the tons produced by US Coal.

Mining Equipment

         In April and June 2003, the Company entered into contracts to purchase mining equipment totaling $170,500. On May 30, 2003, the Company entered into short-term lease agreements for mining equipment with initial combined monthly rents totaling $91,900 totaling approximately $1,033,000.




Notes Payable

Notes payable consist of the following:

1.   Convertible notes payable dated March 24, 2003, 12% interest,  payable with accrued  interest  upon the earlier of 1) March 25, 2004, or 2) the closing
     of certain financing, merger or disposition activities.                                         $ 3,194,902

2.   Note payable to a trust owned by an officer  dated  February  20, 2003,  8%
     interest, payable with accrued interest upon the earlier of 1) February 20,
     2008,  or 2) the  closing  of  certain  financing,  merger  or  disposition
     activities.                                                                                         150,000

3.   Note payable to an entity  partially  owned by an officer  dated August 27,
     2003,  8% interest,  payable with accrued  interest  upon the earlier of 1)
     February 27, 2004, or 2)  the closing of certain  financing,  merger
     or disposition activities.                                                                          250,000

4.   Note payable to an entity partially owned by an officer dated September 15,
     2003, 8% interest, and payable, with accrued interest, upon demand.                                  30,000

5.   Note payable dated  September 11, 2003, 10% interest,  payable  October 15,
     2003.                                                                                                30,000

6.   Note payable dated September 17, 2003, 10% interest,  payable  November 11,
     2003.                                                                                                50,000

7.   Note payable dated  September 25, 2003, 12% interest,  payable with accrued interest  upon the earlier of 1) September  25, 2004,  or 2) the closing of
     certain financing, merger or disposition activities.                                                 75,000

8.   Note payable dated  September 30, 2003, 12% interest,  payable with accrued interest  upon the earlier of 1) September  30, 2004,  or 2) the closing of
     certain financing, merger or disposition activities.                                                195,315

9.   Note payable, non-interest bearing, held over from SGI merger. 625


                                                                                             --------------------
Total                                                                                                 $3,975,842
                                                                                             ====================

Future maturities of notes payable are as follows:

                            On Demand:           $  30,625
                                    2003            80,000
                                    2004:        3,715,217
                                    2008:          150,000
                                                 ---------
                                                $3,975,842
                                                 =========

         In November 2003, the Company renegotiated the terms of indebtedness to two unrelated parties, such that the maturity date for both notes got extended to March 7, 2004. As consideration for the maturity extension, the principal amount payable to each note holder was increased 10%. Specifically, one holder's principal amount, which was originally due on October 15, 2003, got increased from $30,000 to $33,000 as a result of the extension, and the other holder's principal amount, which was originally due on November 11, 2003, got increased from $50,000 to $55,000 as a result of the extension.

Liquidity

         As of September 30, 2003, the Company's cash and cash equivalents totaled approximately $22,200.

         The Company's operations generated negative cash flow during the eight months ended September 30, 2003, and expects a significant use of cash during the remainder of fiscal 2003 as the Company continues to initiate the business opportunity for its coal mining operations. It is anticipated that the current cash reserves, plus expected generation of cash from operations which have recently commenced, will only be sufficient to fund the anticipated expenditures into the early first quarter of 2004. Consequently, the Company will require additional equity or debt financing during the first quarter of 2004, the amount and timing of which will depend in large part on the Company's spending program. If additional funds are raised through the issuance of equity securities, the current stockholders may experience dilution. Furthermore, there can be no assurance that additional financing will be available when needed or that if available, such financing will include terms favorable to the stockholders of the Company. If such financing is not available when required or is not available on acceptable terms, the Company may be unable to develop or enhance its mining operations, take advantage of business opportunities or respond to competitive pressures, any of which could have a material adverse effect on the business, financial condition and results of operations of the Company.

         The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The carrying amounts of assets and liabilities presented in the financial statements do not purport to represent realizable or settlement values. No operations were conducted and no operating revenue was realized from January 30, 2003 to June 30, 2003, and the Company only began mining operations during the calendar third quarter. As of September 30, 2003, the Company was totally illiquid and needed cash infusions from shareholders to provide capital, or needed loans from any sources available. At September 30, 2003, the Company had negative working capital of approximately $4,800,500 and a stockholders' deficiency of approximately $2,059,000. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

         At September 30, 2003, the Company's current assets of $263,525 were exceeded by its current liabilities $5,064,023.

Trends: The Company expects that the trend of ongoing losses will continue in the future until revenues from coal sales exceed operating expenses. No assurance can be made that such will ever occur.

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

Need for Additional Financing.

     The Company does not have capital sufficient to meet all of the Company's cash needs. The Company will have to seek loans or equity placements to cover all cash needs. As operations increase, the Company's need for additional financing is likely to increase substantially, which, if raised through equity placements, may have a dilutive effect to shareholders.

         No commitments to provide additional funds have been made by management or other stockholders. Accordingly, there can be no assurance that any additional funds will be available to the Company to allow it to cover its expenses as they may be incurred. The Company is currently in discussion with multiple outside sources of capital, however no assurances can be made about the successful outcome of these discussions.

Item 3.  Evaluation of Internal and Disclosure Controls

         The management of the Company has evaluated the effectiveness of the issuer's disclosure controls and procedures as of a date within 90 days prior to the filing date of the report (evaluation date) and have concluded that the disclosure controls and procedures are adequate and effective based upon their evaluation as of the evaluation date.

     There were no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of the most recent evaluation of such, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II

                                OTHER INFORMATION

Item 1.       Legal Proceedings.

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

Item 3.       Defaults Upon Senior Securities.

         (Not applicable)

Item 4.       Submission of Matters to a Vote of Security Holders.

         On July 14, 2003 the shareholders approved a change of name to National Coal Corporation, and authorized Amendment of the Articles to so reflect the name change.

Item 5.       Other Information.

         (Not applicable)

Item 6.       Exhibits

(a)      Exhibits - The following exhibits are filed as part of this report:

31.1 Certification pursuant to Section 302 of the Sarbanes Oxley Act of 2003 (Jon Nix)

31.2 Certification pursuant to Section 302 of the Sarbanes Oxley Act of 2003 (Robert Chmiel)

32 Certification of Disclosure pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (b) Reports on Form 8-K.

Form 8-K 12G3 - Filed on December 18, 2003

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                    NATIONAL COAL CORPORATION


Date: January 12, 2004                               /s/Robert Chmiel
                                                    ----------------------------
                                                    By:    Robert Chmiel
                                                    Its: Chief Financial Officer
                                                        (Principal Financial and
                                                         Accounting Officer)