Form 10KSB/A
period 2003-12-31
NATIONAL COAL CORP
filed 2004-03-31
CIK 1089575

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-KSB/A

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


No director, officer or beneficial owner of more than 10% of the Company's common stock, its only equity securities, or any other person subject to Section 16 of the Exchange Act failed to file reports required by Section 16(a) of the Securities
Exchange Act during the most recent fiscal year or prior fiscal years, however reports on Form 4 were late in filing for Jon Nix and Farrald Belote.

There are family relationships among the members of the Board of Directors and Management ad follows:

Charles Kite, Director, is the Father of Jeanne Bowen Nix.
Jeanne Bowen Nix, Secretary Treasurer, is the wife of Jon Nix, President




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