Form 10QSB
period 2004-03-31
NATIONAL COAL CORP
filed 2004-05-14
CIK 1089575

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 2004

[_] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

  For the transition period from __________________ to ______________________.

                         Commission file number 0-26509

                               NATIONAL COAL CORP.
        (Exact Name of Small Business Issuer as Specified in its Charter)

          FLORIDA                                                65-0601272
(State or Other Jurisdiction of                              (I.R.S. Employer
Incorporation or Organization)                              Identification No.)

                                319 EBENEZER ROAD
                               KNOXVILLE, TN 37923
                    (Address of Principal Executive Offices)

                                 (865) 769-3749
                (Issuer's Telephone Number, Including Area Code)

         Check whether the issuer (i) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

         As of April 30, 2004, the issuer had 43,873,549 shares of common stock, par value $.0001 per share, issued and outstanding.

         Transitional Small Business Disclosure Format (check one):

                              Yes [_]      No  [X]


================================================================================

                               NATIONAL COAL CORP.

                              INDEX TO FORM 10-QSB

                                                                            PAGE
                                                                            ----

PART I   FINANCIAL INFORMATION.................................................3

Item 1.  Financial Statements (unaudited)......................................3

         Condensed Consolidated Balance Sheet (unaudited)
            as of March 31, 2004...............................................3

         Condensed Consolidated Statements of Operations
            (unaudited) for the three months ended
            March 31, 2004 and the period from inception
            (January 30, 2003) to March 31, 2003...............................4

         Condensed Consolidated Statement of Cash Flows
            (unaudited) for the three months ended
            March 31, 2004 and March 31, 2003..................................5

         Notes to Condensed Consolidated Financial Statements..................6

Item 2.  Management's Discussion and Analysis or Plan of Operation............11

Item 3.  Controls and Procedures..............................................26



PART II  OTHER INFORMATION....................................................27

Item 2.  Changes in Securities and Small Business Issuer
            Purchases of Equity Securities....................................27

Item 4.  Submission of Matters to a Vote of Security Holders..................27

Item 6.  Exhibits and Reports on Form 8-K.....................................28

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                               NATIONAL COAL CORP.
                      CONDENSED CONSOLIDATED BALANCE SHEET

                                                                      MARCH 31,
                                                                        2004
                                                                    -----------
ASSETS                                                               (unaudited)
Current Assets:
   Cash and cash equivalents ................................       $   631,171
   Inventory ................................................           261,156
   Prepaid and other ........................................             2,347
                                                                    -----------
Total current assets ........................................           894,674
                                                                    -----------

Property and Equipment:
   Mining equipment .........................................         1,611,566
   Computer equipment and software ..........................            81,474
   Automobile and mobile equipment ..........................           146,232
   Office equipment and furniture ...........................            32,448
                                                                    -----------
                                                                      1,872,163
   Less: accumulated depreciation and depletion .............          (342,077)
                                                                    -----------
                                                                      1,530,086
                                                                    -----------
Coal and mineral rights, net of $5,453
   accumulated depletion ....................................         1,359,777
Escrow deposit to purchase mining equipment
   and rights ...............................................           500,000
Reclamation bond ............................................           257,500
                                                                    -----------
TOTAL ASSETS ................................................       $ 4,542,037
                                                                    ===========

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities:
   Notes payable ............................................       $ 3,465,217
   Notes payable to related parties .........................           400,000
   Capital lease obligations ................................           201,414
   Accounts payable and accrued expenses, other
      than payroll related expenses .........................           651,339
   Accrued payroll, including payroll taxes .................            95,237
   Accrued interest payable .................................            16,720
   Deferred revenue .........................................            29,122
                                                                    -----------
Total current liabilities ...................................         4,859,049

Bank loan ...................................................            50,053
Accrued reclamation expense .................................            69,359
                                                                    -----------
TOTAL LIABILITIES ...........................................         4,978,766
                                                                    -----------

Stockholders' Deficiency:
   Preferred stock, $.0001 par value; 10 million
      shares authorized; none issued and
      outstanding ...........................................              --
   Common stock, $.0001 par value; 80 million
      shares authorized; 42,873,549 issued and
      outstanding ...........................................             4,271
   Additional paid-in capital ...............................         3,958,093
   Accumulated deficit ......................................        (4,399,093)
                                                                    -----------
TOTAL STOCKHOLDERS' DEFICIENCY ..............................          (436,729)
                                                                    -----------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY ..............       $ 4,542,037
                                                                    ===========

            See Notes to Condensed Consolidated Financial Statements.

                               NATIONAL COAL CORP.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                    TWO MONTHS     THREE MONTHS
                                                      ENDED           ENDED
                                                     MARCH 31,       MARCH 31,
                                                       2003            2004
                                                   ------------    ------------
REVENUES
    Coal sales .................................   $       --      $    990,622
    Royalty receipts ...........................           --            74,281
                                                   ------------    ------------
       Total revenue ...........................           --         1,064,903

EXPENSES
    Cost of mine operations and selling expenses           --           937,384
    General and administrative .................        776,744         831,138
    Exploration and development ................           --            60,182
    Depreciation, depletion and accretion ......           --           109,355
    Amortization ...............................          5,725          45,607
                                                   ------------    ------------
       TOTAL OPERATING EXPENSES ................        782,469       1,983,665
                                                   ------------    ------------

LOSS FROM OPERATIONS ...........................       (782,469)       (918,762)
                                                   ------------    ------------

OTHER INCOME (EXPENSE)
    Other income (expense), net ................           --           (14,646)
    Interest expense ...........................        (11,989)       (132,800)
                                                   ------------    ------------
       TOTAL OTHER INCOME (EXPENSE) ............        (11,989)       (147,446)
                                                   ------------    ------------

NET (LOSS) .....................................   $   (794,458)   $ (1,066,208)
                                                   ============    ============

BASIC AND DILUTED NET (LOSS) PER SHARE .........   $      (0.02)   $      (0.03)
                                                   ============    ============

WEIGHTED AVERAGE COMMON SHARES .................     33,731,667      40,186,312
                                                   ============    ============

            See Notes to Condensed Consolidated Financial Statements.

                               NATIONAL COAL CORP.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                                   (UNAUDITED)

                                                                  TWO MONTHS    THREE MONTHS
                                                                     ENDED         ENDED
                                                                   MARCH 31,      MARCH 31,
                                                                     2003          2004
                                                                 -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net (loss) ................................................   $  (794,458)   $(1,066,208)
   Adjustments to reconcile net (loss) to net
      cash used by operating activities:
         Depreciation, depletion and accretion ...............          --          109,355
         Amortization ........................................         5,725         45,607
         Issuance of common stock in lieu of interest payments          --          165,313
         Stock issued for outside services ...................       153,500           --
         Non-cash compensation:
            Common stock issued in payment of accrued salary .       184,000        226,573
            Stock option expense .............................          --          216,562
         Changes in operating assets and liabilities:
            Receivables ......................................          --            4,327
            Inventory ........................................          --         (115,293)
            Prepaid and other ................................        (5,000)        27,850
            Accounts payable and accrued liabilities .........        26,864        (68,748)
            Deferred revenue .................................          --         (149,928)
                                                                 -----------    -----------
   Net cash used in operating activities .....................      (429,369)      (604,590)
                                                                 -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Deposit made to acquire mineral property ..................    (1,270,000)          --
   Mining permit purchased ...................................       (30,000)          --
   Deposit ...................................................          --         (500,000)
   Equipment and vehicles purchased ..........................          --         (647,785)
                                                                 -----------    -----------
   Net cash used in investing activities .....................    (1,300,000)    (1,147,785)
                                                                 -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of common stock ....................        26,864      2,750,000
   Proceeds from issuance of debt, less acquisition costs ....     2,782,667           --
   Proceeds from / payment of related party debt .............       150,000       (160,000)
   Proceeds from bank loan ...................................          --           50,053
   Payments on capital leases ................................          --         (257,390)
                                                                 -----------    -----------
   Net cash provided by financing activities .................     2,950,167      2,382,663
                                                                 -----------    -----------

NET INCREASE (DECREASE) IN CASH ..............................   $ 1,220,798    $   630,288

CASH AND EQUIVALENTS, BEGINNING OF PERIOD ....................          --              883
                                                                 -----------    -----------

CASH AND EQUIVALENTS, END OF PERIOD ..........................   $ 1,220,798    $   631,171
                                                                 ===========    ===========

SUPPLEMENTAL DISCLOSURES:
   Interest paid in cash .....................................   $      --      $    52,364

            See Notes to Condensed Consolidated Financial Statements.

                               NATIONAL COAL CORP.
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.       BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information and with the instructions to Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the United States for complete financial statements. The accompanying unaudited condensed consolidated financial statements reflect all adjustments that, in the opinion of management, are considered necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented. The results of operations for such periods are not necessarily indicative of the results expected for the full fiscal year or for any future period. The accompanying financial statements should be read in conjunction with the audited consolidated financial statements of National Coal Corp. and consolidated subsidiaries (the "Company") included in the Company's Form 10-KSB for the fiscal year ended December 31, 2003.

         The discussion and analysis of the Company's financial condition and results of operations are based upon its consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to reserves for bad debts and those related to the possible impairment of long-lived assets. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The Company's use of estimates, however, is quite limited, as they have adequate time to process and record actual results from operations.

         During the three months ended March 31, 2003, National Coal Corp. was a "blank check" company, which is a company that has no specific business plan or purpose or has indicated that its business plan is to engage in a merger or acquisition with an unidentified company or companies. On April 30, 2003, National Coal Corp. consummated a reorganization in which all of the outstanding shares of National Coal Corporation, a Tennessee corporation formed in January 2003, were exchanged for 34,200,000 shares of the National Coal Corp. As a result of the reorganization of the group and the commencement of operating activities, the results from inception through March 31, 2003 are not comparable to those for the three months ended March 31, 2004.

         The principal activity of the Company is coal mining. The Company currently owns, in fee simple, the coal mineral rights to the New River Tract assemblage, which consists of approximately sixty-five thousand (65,000) acres that lie in Anderson, Campbell and Scott Counties, approximately twenty-five miles northwest of Knoxville, Tennessee. These mineral rights revert back to the surface owner on June 5, 2093. At the present time there are two separate areas located on the New River Tract assemblage that are producing coal which include
(1) a surface mine situated in Devonia, Tennessee (Patterson Mountain), and (2) a deep mine commonly referred to as "mine #9" by U.S. Coal, Inc., an independent mine operator that pays royalties to the Company on its coal production. SEE FOOTNOTE #6.

         The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. From inception to date, the Company has incurred significant outstanding current obligations and has incurred substantial net losses. This factor, among others, raises substantial doubt as to the Company's ability to continue as a going concern.

                               NATIONAL COAL CORP.
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

2.       RECENT ACCOUNTING PRONOUNCEMENTS

         In April 2003, the Financial Accounting Standards Board ("FASB") approved SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 is not expected to apply to the Company's current or planned activities.

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

         In December 2003, the FASB issued a revised Interpretation No. 46, "Consolidation of Variable Interest Entities". The interpretation clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements", to certain types of entities. The Company does not expect the adoption of this interpretation to have any impact on its financial statements.

3.       NOTES PAYABLE

         In March 2003, the Company issued convertible notes in the principal amount of $3,194,902 to an unrelated party (the "Convertible Notes). These notes and related accrued interest are convertible into common stock at $0.50 per share. In addition, the note holder received two-year warrants to purchase 1,597,250 shares of common stock at $0.55 per share. In September 2003, the Company borrowed $75,000 and $195,315 from the same entity. These two notes do not have a conversion feature. All of the notes payable accrue simple interest at an annual rate of 12%, mature in March 2004, and have terms that require an earlier payoff in the event of a successful equity or debt capital financing. In February 2004, Crestview Capital Master, LLC ("Crestview"), an entity controlled by Crestview Capital Funds, directly purchased these four outstanding notes payable, in the aggregate principal amount of $3,465,200, plus accrued, unpaid interest. Concurrent with the repurchase of this debt, Crestview agreed to extend the maturity date on all four notes to March 25, 2005. The interest rate remains at 12% per annum. The Convertible Notes have been modified to preclude conversion if the issuance of common stock upon conversion would cause Crestview to own more that 9.99% of the then outstanding equity in the Company when computed in accordance with Section 13d of the Securities and Exchange Act of 1934. Crestview also purchased the warrants from the debt holder, which had been concurrently issued with the two convertible notes. SEE FOOTNOTE #4. As of March 31, 2003, the four notes totaled approximately $3,465,200, exclusive of accrued interest.

4.       EQUITY TRANSACTIONS

ISSUANCE OF STOCK FOR SERVICES

         In March 2004, a total of 167,832 shares of common stock were granted to the Chairman of the Board in lieu of cash compensation for services. The stock was valued at $226,573 or $1.35 per share, which was the closing price of the Company's common stock on the date the stock was issued.

ISSUANCE OF STOCK FOR CASH

         In February 2004, the Company sold an aggregate of 5,000,000 shares of its common stock in a private placement, at a price per share of $0.55. The net proceeds to the Company were $2,750,000. Crestview Capital Master, LLC, an entity controlled by Crestview Capital Funds, purchased 2,600,000 of the 5,000,000 shares. This was Crestview's first investment with the Company. Three unrelated accredited individual investors purchased the remaining 2,400,000 shares.

                               NATIONAL COAL CORP.
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

ISSUANCE OF STOCK UPON THE CONVERSION OF NOTES PAYABLE

         On January 30, 2004, four unrelated parties, holding an aggregate principal amount of $198,000 of notes payable, accepted an offer from the Company to convert all of their then outstanding principal and accrued interest into common shares of the Company at a conversion price of $0.55 per share. Consequently, the Company issued 368,399 shares collectively of its common stock, with 360,000 shares representing the conversion of principal due, and 8,399 shares representing accrued interest.

CONVERTIBLE DEBT AND WARRANTS TO PURCHASE COMMON STOCK

         In February 2004, Crestview purchased the Convertible Notes directly from the holder. Concurrent with the repurchase of this debt, Crestview agreed to extend the maturity date on these notes, as well the two other notes purchased, to March 25, 2005. The interest rate remains at 12% per annum. The Convertible Notes have been modified to preclude conversion if the issuance would cause Crestview to own more that 9.99% of the then outstanding equity in the Company when computed in accordance with Section 13d of the Securities and Exchange Act of 1934. Crestview also purchased warrants from the debt holder, which had been concurrently issued with the two convertible notes. Those warrants allow for Crestview to purchase 1,597,250 shares of common stock at a price per share equal to $0.55 until March 25, 2005.

         As of March 31, 2004, none of the warrants had been exercised.

ISSUANCE OF STOCK UPON THE CONVERSION OF ACCRUED INTEREST

         On March 31, 2004, Crestview exercised its right to convert all accrued unpaid interest on the Convertible Notes. Consequently, the Company issued 321,387 shares of its common stock as compensation for $160,693 of accrued interest due at March 31, 2004.

2004 STOCK OPTION PLAN

         In February 2004, the Company sought and received the approval of its three largest shareholders, whose holdings collectively exceeded 80% of the then outstanding shares of the Company's common stock, to establish a stock option plan, to provide for the issuance of stock options to employees, consultants and vendors. The stock option plan (the "2004 Plan") allows for the issuance of options to purchase up to an aggregate of 6 million shares of Company's common stock to be distributed pursuant to the rules and regulations of the Plan. Any shares of common stock subject to an options award, which for any reason expires or terminates unexercised, are again available for issuance under the 2004 Plan.

         On March 25, 2004, the Board of Directors of the Company approved the issuance of options to purchase a total of 4,950,000 shares of common stock to senior executives, board members and key employees at an exercise price per share of $0.55. The options vest ratably over a four-year period beginning January 1, 2005. In accordance with APB No. 25, the Company recognized a quarterly pro-rata $216,562 non-cash compensation expense related to the issuance of these options since the exercise price of the options at $0.55 per share was below the closing price of $1.25 of the Company's common stock on March 25, 2004.

5.       RELATED PARTY TRANSACTIONS

         On July 1, 2003, the Company sold mineral royalty rights for coal mined on the Patterson Mountain portion of its' New River Tract for $75,156 to Jenco Capital Corporation, an entity controlled by the CEO/President ("Jenco"). As consideration for the $75,156 received, the Company is obligated to pay Jenco

                               NATIONAL COAL CORP.
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

$2.00 per mined ton on the property. During the three months ended March 31, 2004, the Company paid Jenco $31,111 in accordance with this transaction.

         On August 1, 2003, the Company sold its interest in mineral royalty rights received by the Company from U.S. Coal, Inc. for coal mined on the Smokey Mountain portion of the New River Tract. The royalty was sold for $250,000 to Jenco. As consideration for the $250,000 received, Jenco began receiving the royalty payments from U.S. Coal. The Company recorded the transaction as deferred revenue and recognizes revenue each month based on U.S. Coal's production. As of March 31, 2004, royalties totaling $220,878 have been recognized, leaving $29,122, which is included in deferred revenue.

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

         On June 30, 2003, the Board of Directors assigned a ten-year, $0.25 per ton royalty interest on all the coal sold from the Company's New River Tract, to both the Chairman of the Board and the CEO/President. In the event any mineral properties are sold prior to the end of the ten-year period, the obligation is to be settled by paying 12 1/2% of the sales price to each individual. Pursuant to the sale of mineral property rights to Jenco (see two paragraphs above), the Company paid both the Chairman of the Board and the CEO/President 12 1/2% of the sales price, a total of $81,289. In February 2004, the Chairman of the Board and the CEO/President each agreed to permanently cancel all future royalty payments pursuant to this royalty agreement.

         In October 2003, the Company loaned the Chief Financial Officer $15,000 at an annual interest rate of 3 1/2% and a maturity of 1 year. This loan was made during the period of time that the CFO was performing his duties on an interim basis and was not considered an officer of the Company. In February 2004, this loan, plus accrued interest, was paid in full.

         During the three months ended March 31, 2004, the Company paid the law firm of Kite, Bowen & Associates, PA a total of $10,000 for professional services rendered. Mr. Kite is the managing partner of Kite, Bowen & Associates, PA, and is a director of the Company. SEE FOOTNOTE #6.

6.       EVENTS SUBSEQUENT TO MARCH 31, 2004

SECURED PROMISSORY NOTES

         In April 2004 and May 2004 the Company closed on the sale of secured, one-year promissory notes in the aggregate principal amount of $6.75 million (the "Secured Notes") and three-year warrants to purchase up to an aggregate of 2,250,000 shares of its common stock at an exercise price of $1.00 per share. The Company sold these securities to institutional investors and individual accredited investors, with the largest investor being Crestview Capital Master, LLC, for an aggregate purchase price to the Company of $6.75 million. The Company paid an agent $270,000 and issued 135,000 warrants with an exercise price of $1.00 per share as consideration for brokerage services pursuant to this transaction.

                               NATIONAL COAL CORP.
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

CONVERSION OF CONVERTIBLE NOTES

         In April 2004, Crestview exercised its right and converted $500,000 of Convertible Notes into 1,000,000 common shares of the Company. Subsequent to this conversion, the remaining principal balance of the Convertible Notes is $2,694,900.

PURCHASE OF ASSETS FROM U.S. COAL, INC.

         In February 2004, the Company deposited in escrow $500,000 in connection with the subsequent April 2004 acquisition of certain mining assets including active and idle mining permits of U.S. Coal, Inc., for a purchase price of $4.2 million plus the assumption of certain operating leases for equipment used in the normal course of business. Proceeds from the Secured Notes were used to fund the acquisition of these assets.

ISSUANCE OF WARRANTS

         In April 2004, the Company issued 100,000 2-year warrants, with an exercise price of $1.20 to an attorney as consideration for past legal services. Also in April 2004, the Company issued 50,000 2-year warrants, with an exercise price of $1.00 to a financial consulting firm as consideration for not paying monthly consulting services on a timely basis pursuant to a consulting agreement between such firm and the Company.

RELATED PARTY MATTERS

         In May 2004, the Company hired Charles Kite as General Counsel. Upon agreeing to join the Company, Mr. Kite immediately resigned his director's position. Mr. Kite is the step-father of Jeanne Nix, Secretary and Treasurer of the Company and wife of Jon Nix, President/CEO of the Company.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         The information contained in this Form 10-QSB is intended to update the information contained in our Annual Report on Form 10-KSB for the year ended December 31, 2003 and presumes that readers have access to, and will have read, the "Management's Discussion and Analysis or Plan of Operation" and other information contained in such Form 10-KSB. The following discussion and analysis also should be read together with our condensed consolidated financial statements and the notes to the condensed consolidated financial statements included elsewhere in this Form 10-QSB.

         THIS DISCUSSION SUMMARIZES THE SIGNIFICANT FACTORS AFFECTING THE CONSOLIDATED OPERATING RESULTS, FINANCIAL CONDITION AND LIQUIDITY AND CASH FLOWS OF NATIONAL COAL CORP. FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND THE PERIOD FROM INCEPTION (JANUARY 30, 2003) TO MARCH 31, 2003. EXCEPT FOR HISTORICAL INFORMATION, THE MATTERS DISCUSSED IN THIS MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION ARE FORWARD LOOKING STATEMENTS THAT INVOLVE RISKS AND
UNCERTAINTIES AND ARE BASED UPON JUDGMENTS CONCERNING VARIOUS FACTORS THAT ARE BEYOND OUR CONTROL. ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE PROJECTED IN THE FORWARD-LOOKING STATEMENTS AS A RESULT OF, AMONG OTHER THINGS, THE FACTORS DESCRIBED BELOW UNDER THE CAPTION "CAUTIONARY STATEMENTS AND RISK FACTORS."

OVERVIEW

         National Coal Corp. engages principally in the business of mining coal in Eastern Tennessee. Our historical operations prior to April 30, 2003 discussed in this section reflect only the operations of National Coal Corporation, a Tennessee corporation. Prior to April 30, 2003, National Coal Corp., formerly known as Southern Group International, Inc., was a "blank check" company, which is a company that has no specific business plan or purpose or has indicated that its business plan is to engage in a merger or acquisition with an unidentified company or companies. On April 30, 2003, National Coal Corp. consummated a reorganization in which all of the outstanding shares of National Coal Corporation, a Tennessee corporation, were exchanged for 34,200,000 shares of the National Coal Corp. National Coal Corporation was formed in January 2003, and from inception through June 30, 2003, National Coal Corporation was in the development stage with no operating revenue. During the third quarter of 2003, we commenced coal mining operations and, accordingly, are no longer in the development stage. As a result of the reorganization of the group and the commencement of operating activities, our results for the two months from inception (January 30, 2003) to March 31, 2003 are not comparable to those for the three months ended March 31, 2004.

         We own the coal mineral rights to the New River Tract assemblage, which consists of approximately sixty-five thousand (65,000) acres in Anderson, Campbell and Scott Counties, approximately twenty-five miles northwest of Knoxville, Tennessee. These mineral rights revert back to the surface owner on June 5, 2093. At March 31, 2004, we were extracting coal from a surface mine in Devonia, Tennessee (Patterson Mountain), and U.S. Coal, Inc., an independent mine operator that pays us royalties on its coal production, was extracting coal from a deep mine New River Tract assemblage commonly referred to as "mine #9." In April 2004, we acquired certain coal mining assets from U.S. Coal, Inc., including equipment, a coal washing plant, a load out facility, and coal mineral rights to mine #9 and other deep mines, and commenced mining coal from mine #9 in April 2004.

         We engage in coal production by locating, assembling, leasing, assessing, permitting and developing coal properties in Eastern Tennessee. After obtaining permits from the U.S. Department of the Interior, we mine properties for the extraction of coal minerals. We then sell the coal on a per ton basis at previously negotiated rates, primarily to state run utility companies. We obtain reclamation bonds for each of our producing properties. These bonds typically take the form of cash deposits with the U.S. Department of the Interior, Office of Surface Mining, or OSM. At March 31, 2004, $257,500 was on deposit with OSM for reclamation bonds.

         We sell our coal at a negotiated price pursuant to short-term contracts. The price charged is typically for a specified tonnage amount. We also price sales on a one-day or one-shipment tonnage amount. The price per ton for these types of sales typically fluctuates in direct correlation to the price per ton of coal quoted on the New York Mercantile Exchange, referred to as the "spot price." We intend to reduce the price volatility for our coal by entering long-term supply contracts (contracts in excess of one year) for a portion of our coal production, which will provide us a fixed price for our coal over the term of the contract. We will continue to use the spot market to sell surplus coal produced above our long-term contract commitments.

         We also sell coal that we purchase from third party coal producers on a case by case basis. We only enter into these transactions when the price per ton paid to these third party producers is below the price per ton at which we are able to sell the coal, usually from short term contracts. Additionally, when capacity is available, we charge third party coal producers a negotiated price per ton for their use of our load out facility located in Turley, TN. This load out facility allows easy, direct access to load previously mined coal onto rail cars for shipment to their customers. This load out facility was acquired in April 2004 from U.S. Coal, Inc. As such, we will only begin recognizing revenue from this source in the second calendar quarter. We do not expect the sale of coal purchased from third party producers or the rental to third parties of our load out facility to represent a material portion of our business in 2004.

         The coal industry has been highly competitive with very low margins in the past several years. Recently, the surge in prices for natural gas has made coal more competitive with that alternative energy source, which has enabled coal fired power plants, using the latest clean air compliant scrubber technology, to be price competitive with natural gas fired plants. We believe this has and will continue to cause increased demand for coal for at least the next twelve to twenty-four months, resulting in higher prices and improved margins for our product. However, the price of coal is very volatile, and there can be no assurances that the price of coal will not drop below current levels. To reduce our exposure to fluctuations in the price of coal, we intend to sign long term contracts with respect to a majority of our coal production to fix the price we receive for our coal over a period of one or more years.

         We estimate our cost of commencing mining operations at a new mine is between $500,000 to $750,000, per mine, including the cost of reclamation bonds. We do not generate sufficient cash from operations to fund new mine development, and our expansion into new mines therefore depends on our ability to raise the required funds through debt or equity offering. If we are not able to raise additional financing or if such financing is not available on acceptable terms, we may be unable to expand our mining operations beyond current production levels.

SIGNIFICANT ACCOUNTING POLICIES AND ESTIMATES

         The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to computing depreciation, depletion, amortization, reclamation, asset impairment, valuation of non-cash transactions and recovery of receivables. Estimates are then based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Our use of estimates, however, is limited, as we have adequate time to process and record actual results from operations.

         We believe our most critical accounting policies include revenue recognition, the corresponding accounts receivable and the methods of estimating depletion and accretion expense of actual mining operations in relation to estimated total mineable tonnage on our New River Tract property. We believe the following accounting policies affect our more significant judgments and estimates used in preparation of our consolidated financial statements.

         REVENUE RECOGNITION

         Under SEC Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," we recognize revenue when all of the following criteria are met: (1) persuasive evidence of an arrangement exists, (2) delivery has occurred or services have been rendered, (3) the seller's price to the buyer is fixed or determinable, and (4) collectibility is reasonably assured.

               MINED COAL. In the case of coal we mine and sell, we negotiate a specific sales contract with each customer, which includes a fixed price per ton, a delivery schedule, and terms for payment. We recognize revenue from sales made pursuant to these contracts at the time of delivery.

               COAL ROYALTIES. We recognize coal royalty revenues on the basis of tons of coal mined by our lessees. We currently have one source of royalty revenue pursuant to our agreement with Jenco Capital Corporation. We recognize a fixed price per ton of coal mined by U.S. Coal, Inc., when the coal is mined. We expect to recognize the final remaining royalties pursuant to our agreement with Jenco in the second calendar quarter of 2004 and don't anticipate any future royalty transactions for the foreseeable future.

         ACCOUNTS RECEIVABLE

         Accounts receivable balances are evaluated on a continual basis and allowances are provided for potentially uncollectable accounts based on management's estimate of the collectability of customer accounts. If the financial condition of a customer were to deteriorate, resulting in an impairment of its ability to make payments, an additional allowance may be required. Allowance adjustments are charged to operations in the period in which the facts that give rise to the adjustments become known.

         ASSET RETIREMENT OBLIGATION

         The Surface Mining Control and Reclamation Act of 1977 and similar state statutes require that mine properties be restored in accordance with specified standards and an approved reclamation plan. Significant reclamation activities include reclaiming refuse and slurry ponds, reclaiming the pit and support acreage at surface mines, and sealing portals at deep mines. Reclamation activities that are performed outside of the normal mining process are accounted for as asset retirement obligations in accordance with the provisions of Statement of Financial Standards No. 143, "Accounting For Asset Retirement Obligations" ("SFAS 143"). We record our reclamation obligations on a mine-by-mine basis based upon current permit requirements and estimated reclamation obligations for such mines as determined by the Office of Surface Mining when we post a predetermined amount of reclamation bonds prior to commencing mining operations. The Office of Surface Mining's estimates of disturbed acreage are determined based on approved mining plans and related engineering data. Cost estimates are based upon estimates prepared by the OSM based on historical costs. In accordance with SFAS 143, we determine the fair value of our asset retirement obligations using a discounted cash flow methodology based on a discount rate related to the rates of US treasury bonds with maturities similar to the expected life of a mine, adjusted for our credit standing.

         On at least an annual basis, we review our entire reclamation liability and make necessary adjustments for permit changes granted by state authorities, additional costs resulting from accelerated mine closures, and revisions to cost estimates and productivity assumptions, to reflect current experience. At March 31, 2004, we recorded asset retirement obligation liabilities of $69,664. While the precise amount of these future costs cannot be determined with certainty, as of March 31, 2004, we estimate that the aggregate undiscounted cost of final mine closure is approximately $257,500.

         RESERVES

         We do not disclose coal "reserves" in our financial statements. "Reserves", to be so classified, must be based upon reasonably accurate scientific data and professional analysis, be recoverable (economically and physically), have a permitted and operating mine facility at the coal location, and be subject to current sales. We have not satisfied all of these requirements with respect to our coal mineral rights. To record coal reserves, in addition to the other requirements, we would have to engage a geologist to render a professional report indicating the recoverable tonnage on the portions of our property which are being actively mined.

RESULTS OF OPERATIONS

         REVENUES. Revenues were $1,064,902 for the three-month period ended March 31, 2004, consisting of coal sales of $990,622 and royalty receipts of $74,281. For the two months ended March 31, 2003, we did not have any revenues as we did not have any revenue-generating operations during the period. For the three months ended March 31, 2004, three customers accounted for all of our sales, and our largest customer representing approximately 90% of our total sales which were made pursuant to a short term contract to deliver 100,000 tons of coal during a one year period. The royalty receipts for the three months ended March 31, 2004 were the result of the recognition of deferred revenue relating to our sale in August 2003 for $250,000 of royalty rights relating to coal mined on the Smokey Mountain portion of our New River Tract property.

         COST OF MINING OPERATIONS AND SELLING EXPENSES. For the three-month period ended March 31, 2004, cost of mining operations and selling expenses was $937,384. These expenses consist primarily of salary, benefits and other compensation costs paid directly to miners of approximately $278,700, and direct costs paid to third party vendors whose goods and services were directly used in the process of producing coal inventory. Third party vendor costs include coal purchases of $132,500, equipment leases and maintenance expenses of $170,800, blasting expenses of $93,700, fuel costs of $103,700, parts and supplies of $84,600, and hauling costs $36,100.
 For the two months ended March 31, 2003, we did not have any sales, and thus did not have any direct cost of mining operations and selling expenses.

         EXPLORATION AND DEVELOPMENT EXPENSES. For the three-month period ended March 31, 2004, we incurred exploration and development costs of approximately $60,200 for fees paid to professional geological and exploration experts. For the two months ended March 31, 2003, we did not have any exploration and development expenses.

         GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses primarily include salary, benefits and related expenses; executive, financial, and accounting consulting expenses; legal and outside audit professional fees; insurance expenses; and travel and travel related expenses. General and administrative expenses increased $54,400, or 7.0%, from $776,700 for the two months ended March 31, 2003 to $831,100 for the three months ended March 31, 2004. This increase is primarily attributable to an increase in salary, benefits and related expenses of $565,900, partially offset by a decrease in consulting fees of $552,400. This occurred as we transitioned from our initial start-up phase in the two month period ended March 31, 2003, during which we used consultants, to on-going operations conducted by employees in 2004. Additionally, legal and other professional fees increased $46,700 from $11,000 for the two months ended March 31, 2003 to $57,700 for the three months ended March 31, 2004.

         INTEREST, DEPRECIATION, AMORTIZATION AND OTHER INCOME AND EXPENSE. Other significant expenses primarily include interest expense related to the issuance of notes payable, depreciation of fixed assets, and amortization expense. Interest, depreciation, amortization and other income and expense items increased $284,700 from $17,700 for the two months ended March 31, 2003 to $302,400 for the three months ended March 31, 2004. This increase is primarily attributable to an increase in interest expense of $120,800 from $12,000 for the two months ended March 31, 2003 to $132,800 for the three months ended March 31, 2004, attributable to increase indebtedness; an increase in depreciation expense of $101,600 from $0 for the two months ended March 31, 2003 to $101,600 for the three months ended March 31, 2004, attributable to the acquisition of fixed assets; and an increase in amortization expense of $39,900 from $5,700 for the two months ended March 31, 2003 to $45,600 for the three months ended March 31, 2004, attributable to amortization expense related to financing fees paid in conjunction with our issuance of convertible notes in March 2003.

RELATED PARTY TRANSACTIONS

         On July 1, 2003, we sold mineral royalty rights for coal mined on the Patterson Mountain portion of our New River Tract property for $75,156 to Jenco Capital Corporation ("Jenco"), an entity partially owned by our Chief Executive Officer and President. We are obligated to pay Jenco $2.00 per mined ton on the property. During the three months ended March 31, 2004, we paid Jenco $31,111 in accordance with our agreement.

         On August 1, 2003, we sold our interest in mineral royalty rights that we received from U.S. Coal, Inc. for coal mined on the Smokey Mountain portion of our New River Tract property. We sold these royalty rights for $250,000 to Jenco. We recorded the proceeds from the sale as deferred revenue and recognize revenue each month based on U.S. Coal's production. As of March 31, 2004, royalties totaling $220,878 have been recognized, leaving $29,122 of deferred revenue.

         We engaged in these transactions with Jenco, a related party, because of our need for a prompt capital infusion to ramp up coal production, which capital we do not believe was available from an independent party without considerable time delay, if at all. We believe these transactions were in our best interests as they afforded us immediate capital to fund operations on commercially reasonable terms.

         On June 30, 2003, we assigned a ten-year, $0.25 per ton royalty interest on all the coal sold from our New River Tract property, to both the Chairman of the Board and our Chief Executive Officer and President. The agreement provided that in the event any mineral properties were sold prior to the end of the ten-year period, the obligation would be settled by paying 12 1/2% of the sales price to each individual. Pursuant to the sale of mineral property rights to Jenco in July and August 2003, we paid both the Chairman of the Board and our Chief Executive Officer and President 12 1/2% of the sales price, for an aggregate payment of $81,289. In February 2004, the Chairman of the Board and our Chief Executive Officer and President each agreed to permanently cancel all future royalty payments pursuant to this royalty agreement.

         In October 2003, we loaned our Chief Financial Officer $15,000 with an annual interest rate of 3 1/2% and a maturity of 1 year. This loan was made to this individual before he became our CFO and before he was an officer of the company. In February 2004, this loan, plus accrued interest, was paid in full.

         During the three months ended March 31, 2004, we paid the law firm of Kite, Bowen & Associates, PA, $10,000 for professional services rendered. Mr. Kite was the managing partner of Kite, Bowen & Associates, PA, and served on our Board of Directors. In May 2004, Mr. Kite joined us on a full time basis as General Counsel.

LIQUIDITY AND CAPITAL RESOURCES

         As of March 31, 2004, we had cash and cash equivalents of $631,200. As of March 31, 2004, we had negative working capital of approximately $3,464,400 and a stockholders' deficiency of approximately $436,700. We expect a significant use of cash during the first half of fiscal 2004 as we continue to expand our coal mining operations. We anticipate, however, that our current cash reserves plus cash we expect to generate from operations will be sufficient to fund our operational expenditures for the next twelve months. If we acquire additional assets and/or mining operations, however, we will require additional equity or debt financing, the amount and timing of which will depend in large part on our spending program. If additional funds are raised through the issuance of equity securities, the current stockholders may experience dilution. Furthermore, there can be no assurance that additional financing will be available when needed or that if available, such financing will include terms favorable to our stockholders. If such financing is not available when required or is not available on acceptable terms, we may be unable to take advantage of business opportunities or respond to competitive pressures, any of which could have a material adverse effect on our business, financial condition and results of operations.

         In April and May 2004, we raised gross proceeds of $6.75 million pursuant to a series of private placements of senior secured promissory notes that mature on April 15, 2005. We used $3.7 million of these proceeds in connection with our acquisition of assets from U.S. Coal, Inc. which, when combined with $500,000 previously deposited in escrow in connection with the purchase, total the purchase price for the U.S. Coal assets of $4.2 million. Additionally, in April 2004, the holder of approximately $3.2 million of convertible notes included in current liabilities at March 31, 2004 converted $500,000 of these notes into 1,000,000 shares of common stock. After giving effect to these transactions, we have approximately $10.1 million of indebtedness underlying promissory notes with maturities of less than one year. We intend to repay these notes from proceeds from the sale of equity securities. There can be no assurance, however, that we will be successful in raising the proceeds necessary to repay this indebtedness, or that we will be able to do so without our existing stockholders experiencing significant dilution.

         CASH FLOWS

         We currently satisfy our working capital requirements primarily through cash flows generated from operations and sales of equity and debt securities. For the three months ended March 31, 2004, we had a net increase in cash of $630,288. Cash flows from operating, financing and investing activities for the three months ended March 31, 2004 and 2003 are summarized in the following table:

                                                        THREE MONTHS ENDED
                                                  -----------------------------
         ACTIVITY:                              MARCH 31, 2003    MARCH 31, 2004
                                                  -----------       -----------

Operating activities .......................      $  (429,369)      $  (604,590)
Investing activities .......................       (1,300,000)       (1,147,785)
Financing activities .......................        2,950,167         2,382,663
                                                  -----------       -----------
  Net increase (decrease) in cash ..........      $ 1,220,798       $   630,288

         The net cash used in operating activities of $604,590 during the three months ended March 31, 2004 was primarily the net result of the net loss of $1,066,208, an increase in inventory of $115,293 as we increased coal production during the period, and decreases in accounts payable and accrued liabilities of $68,748 and deferred revenue of $149,928. These amounts were offset by non-cash expenses of $763,410, of which $443,135 was non-cash compensation expense from the issuance of stock options at below fair market value ($216,562) and common stock issued as payment for accrued salary ($226,573). Additionally, $165,313 was non-cash interest expense related to the issuance of common stock in lieu of cash payments. We expect that we will generate positive cash from operations commencing in the second quarter of 2004 and continuing at least through the remainder of fiscal 2004.

         The net cash used in operating activities of $429,369 during the two months ended March 31, 2003 was primarily the net result of the net loss of $794,458, offset by non-cash expenses of $337,500, of which

$153,500 was non-cash consulting expense and $184,000 was non-cash compensation expense both from the issuance of common stock in lieu of cash payments.

         The $1,147,785 of cash used in investing activities during the three months ended March 31, 2004 was due to $647,785 for the purchase of equipment and vehicles and $500,000 used as a deposit for the acquisition of assets from U.S. Coal. For the two months ended March 31, 2003, $1,300,000 of cash used in investing activities resulted from the acquisition of a mining property and the corresponding permit.

         The net cash provided by financing activities of $2,382,663 during the three months ended March 31, 2004 was the result of $2,750,000 raised from sales of common stock, and $50,053 borrowed for the purchase of an automobile, offset by $160,000 paid on related party debt, and $257,390 paid on capital leases. The net cash provided by financing activities of $2,950,167 during the two months ended March 31, 2003 was the result of $2,782,667 raised from the issuance of convertible notes, less the cost to acquire the debt, $26,864 raised from sales of common stock, and $150,000 borrowed from a related party.

         COMMON STOCK TRANSACTIONS

         In March 2004, a total of 167,832 shares of common stock were granted to the Chairman of the Board in lieu of cash compensation for services. The stock was valued at $226,573 or $1.35 per share, which was the closing price of our common stock on the date the stock was issued.

         In February 2004, we sold an aggregate of 5,000,000 shares of our common stock in a private placement, at a price per share of $0.55. We received net proceeds of $2,750,000. Crestview Capital Master, LLC, an entity controlled by Crestview Capital Funds, purchased 2,600,000 of the 5,000,000 shares, and other accredited investors purchased the remaining 2,400,000 shares.

         On January 30, 2004, four unrelated parties, holding an aggregate principal amount of $198,000 of notes payable, converted all of their then outstanding principal and accrued interest into common shares of the Company at a conversion price of $0.55 per share. We issued 368,399 shares of common stock, 360,000 shares of which were issued in repayment of principal and 8,399 shares of which were issued in repayment of accrued interest.

         In February 2004, Crestview Capital Master, LLC purchased $3,194,902 original principal amount of our convertible promissory notes (the "Convertible Notes") from the then holder of the notes. Contemporaneously with its purchase of this debt, Crestview agreed to extend to March 25, 2005, the maturity date of the notes, as well as the maturity date of two of our other promissory notes which they acquired. The interest rate remains at 12% per annum. The Convertible Notes have been modified to preclude conversion if the issuance would cause Crestview to own more that 9.99% of our then outstanding equity securities when computed in accordance with Section 13(d) of the Securities and Exchange Act of 1934. Crestview also purchased from the debt holder warrants to purchase our common stock, which had been concurrently issued with the Convertible Notes. The warrants allow Crestview to purchase 1,597,250 shares of common stock at a price per share of $0.55 until March 25, 2005. On March 31, 2004, Crestview converted $160,693 of accrued and unpaid interest on the Convertible Notes into 321,387 shares of our common stock.

         2004 STOCK OPTION PLAN

         In February 2004, we adopted, and our stockholders approved, a stock option plan to provide for the issuance of stock options to employees, consultants and vendors. The stock option plan allows for the issuance of options to purchase up to an aggregate of 6 million shares of our common stock. Any shares of common stock subject to an option award, which for any reason expires or terminates unexercised, are again available for issuance under the plan.

         On March 25, 2004, the Board of Directors approved the issuance of options to purchase 4,950,000 shares of our common stock to senior executives, board members and key employees at an exercise price per share of $0.55, which was the price at which we sold shares of our common stock in our February 2004 private placement. In accordance with APB No. 25, we recognized $216,562 of non-cash compensation expense related to the issuance of these options since the exercise price of $0.55 was below the closing price of $1.25 for our common stock on the OTC Bulletin Board on March 25, 2004. Correspondingly, we recognized $216,562 of additional paid-in capital pursuant to this transaction.

         CONTRACTUAL OBLIGATIONS

         The following summarizes our contractual obligations at March 31, 2004 and the effects such obligations are expected to have on liquidity and cash flow in future periods:

                                                           PAYMENTS DUE BY PERIOD
                                     ---------------------------------------------------------------
                                                  LESS THAN 1     1-3           3-5          AFTER
                                        TOTAL        YEAR        YEARS         YEARS       5 YEARS
----------------------------------   ----------   ----------   ----------   ----------   -----------
Notes payable ....................   $3,865,217   $3,865,217   $     --     $     --     $      --
Capital lease obligations ........      201,400      201,400         --           --            --
Operating leases .................       95,600       95,600         --           --            --
Property leases ..................       10,800       10,800         --           --            --
Employment obligations ...........      372,000      341,000       31,000         --            --
                                     ----------   ----------   ----------   ----------   -----------
     Total contractual obligations   $4,924,217   $4,893,217   $   31,000   $     --     $      --
                                     ==========   ==========   ==========   ==========   ===========

         Our notes payable at March 31, 2004 consisted of the following:

PROMISSORY NOTES                                                   AMOUNT DUE AT
                                                                  MARCH 31, 2004
--------------------------------------------------                   -----------

Convertible  notes  payable  dated March 24, 2003,
12% interest,  payable with accrued  interest upon
the  earlier of March 25,  2005 and the closing of
certain    financing,    merger   or   disposition
activities........................................                   $ 3,194,902

Note payable to a trust owned by an officer  dated
February  20,  2003,  8%  interest,  payable  with
accrued  interest upon the earlier of February 20,
2008 and the closing of certain financing,  merger
or disposition activities.........................                       150,000

Note  payable to an entity  partially  owned by an
officer   dated  August  27,  2003,  8%  interest,
payable with accrued  interest upon the earlier of
February  27,  2004  and the  closing  of  certain
financing, merger or disposition activities.......                       250,000

Note  payable  dated   September  25,  2003,   12%
interest,  payable with accrued  interest upon the
earlier of  September  25, 2004 and the closing of
certain    financing,    merger   or   disposition
activities........................................                        75,000

Note  payable  dated   September  30,  2003,   12%
interest,  payable with accrued  interest upon the
earlier of  September  30, 2004 and the closing of
certain    financing,    merger   or   disposition
activities........................................                       195,315
                                                                     -----------

      Total.......................................                   $ 3,865,217
                                                                     ===========

         During the second quarter of 2003, we entered into four one-year capital lease agreements to acquire mining equipment with a combined estimated fair value of $775,916, which approximates the present value of the lease payments. This equipment is being depreciated on a straight line basis based on a 36-month useful life.

         We rent mining equipment pursuant to operating lease agreements, and made lease payments totaling $92,882 during the three months ended March 31, 2004.

         In March 2003, we leased office space in Peachtree City, Georgia, on a month-to-month basis, at $600 per month. In April 2003, we leased office space in Knoxville, Tennessee, for nine months at $1,800 per month, which we extended for an addition nine months in January 2004. Rental expense for these lease commitments totaled $7,200 during the three months ended March 31, 2004.

OFF-BALANCE SHEET ARRANGEMENTS

         At March 31, 2004 and 2003, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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

OUR INABILITY TO GENERATE ADDITIONAL REVENUE OR RAISE CAPITAL COULD ADVERSELY IMPACT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

         We currently have a number of obligations that we are unable to meet without generating additional revenues or raising additional capital. If we cannot generate additional revenues or raise additional capital in the near future, we may become insolvent. As of March 31, 2004, our cash balance was $631,171 and our outstanding short term capital lease obligations, accounts payable and accrued expenses totaled more than $964,710. Our working capital needs consist of debt reduction and interest service, mine development, property acquisition and exploration costs, bonding costs, equipment expenditures and compensation payments for mining. Historically, we have funded our capital requirements with debt and equity financing. Our ability to obtain additional equity or debt financing depends on a number of factors including the financial performance and the overall conditions in the coal industry. We have not fully investigated the availability, source, or terms that might govern the acquisition of additional capital and will not do so until we determine a need for additional financing. If we are not able to raise additional financing or if such financing is not available on acceptable terms, we may liquidate assets, seek or be forced into bankruptcy, and/or continue operations, but suffer material harm to our operations and financial condition. These measures could have a material, adverse affect on our ability to continue as a going concern.

SIGNIFICANT COMPETITION FROM ENTITIES WITH GREATER RESOURCES COULD RESULT IN OUR FAILURE.

         We operate in a highly competitive industry with national and international energy resources companies. Some of our competitors have longer operating histories and substantially greater financial and other resources than we do. Our competitors' use of their substantially greater resources could overwhelm our efforts to operate successfully and could cause our failure.

THERE IS NO ASSURANCE THAT OUR LIMITED REVENUES WILL BE SUFFICIENT TO OPERATE AS A GOING CONCERN, OR THAT WE WILL GENERATE GREATER REVENUES IN THE FUTURE.

         We were formed to create a regional coal producer in Tennessee. We had no revenues from inception until the third quarter 2003 when we began mining operations. We are not profitable and our business status is considered to be in an early development stage. We must be regarded as a risky venture with all of the unforeseen costs, expenses, problems, risks and difficulties to which such ventures are subject.

         We have achieved limited revenues to date consisting of approximately $2,000,000 in coal sales, through the end of March 2004. There is no assurance that we can achieve greater sales or maintain profitable sales. We expect that many coal producers could produce and sell coal at cheaper prices per ton than our production cost rates, which could adversely affect our revenues and profits, if any. There is no assurance that we will ever operate profitably. There is no assurance that we will generate continued revenues or any profits, or that the market price of our common stock will be increased thereby.

A LIMITED PUBLIC MARKET EXISTS FOR OUR SECURITIES, WHICH MAY RESTRICT OUR SHAREHOLDERS' ABILITY TO TRADE IN OUR STOCK.

         There is a limited public market for our common stock on the Over-the-Counter Bulletin Board, and no assurance can be given that a market will continue or that a shareholder will ever be able to liquidate his investment without considerable delay, if at all. Our stock price may be highly volatile. Factors such as those discussed in this section may have a significant impact upon the market price of our securities. Due to the low price of our securities, many brokerage firms may not be willing to effect transactions in our securities. Even if a purchaser finds a broker willing to effect a transaction in our securities, the combination of brokerage commissions, state transfer taxes, if any, and any other selling costs may exceed the selling price. Further, many lending institutions will not permit the use of such securities as collateral for any loans.

         In addition, all of the outstanding shares of common stock held by present officers, directors, and affiliate stockholders are "restricted securities" within the meaning of Rule 144 under the Securities Act of 1933, as amended. As restricted shares, these shares may be resold only pursuant to an effective registration statement or under the requirements of Rule 144 or other applicable exemptions from registration under the Securities Act and as required under applicable state securities laws. Rule 144 provides in essence that a person who has held restricted securities for one year may, under certain conditions, sell every three months, in brokerage transactions, a number of shares that does not exceed the greater of 1.0% of a company's outstanding common stock or the average weekly trading volume during the four calendar weeks prior to the sale. There is no limit on the amount of restricted securities that may be sold by a non-affiliate after the owner has held the restricted securities for a period of two years. A sale under Rule 144 or under any other exemption from the Securities Act, if available, or pursuant to subsequent registration of shares of common stock of present stockholders, may have a depressive effect upon the price of our common stock in any market that may develop.

THE SALE OF OUR COMMON STOCK ON THE OVER-THE-COUNTER BULLETIN BOARD AND THE POTENTIAL DESIGNATION OF OUR COMMON STOCK AS "PENNY STOCK" COULD IMPACT THE TRADING MARKET FOR OUR COMMON STOCK.

         Our securities, as traded on the Over-the-Counter Bulletin Board, will be subject to Securities and Exchange Commission rules that impose special sales practice requirements upon broker-dealers who sell such securities to persons other than established customers or accredited investors. For purposes of the rule, the phrase "accredited investors" means, in general terms, institutions with assets in excess of $5,000,000, or individuals having a net worth in excess of $1,000,000 or having an annual income that exceeds $200,000 (or that, when combined with a spouse's income, exceeds $300,000). For transactions covered by the rule, the broker-dealer must make a special suitability determination for the purchaser and receive the purchaser's written agreement to the transaction prior to the sale. Consequently, the rule may affect the ability of broker-dealers to sell our securities and also may affect the ability of purchasers to sell their securities in any market that might develop therefor.

         In addition, the Securities and Exchange Commission has adopted a number of rules to regulate "penny stock." Such rules include Rules 3a51-1, 15g-1, 15g-2, 15g-3, 15g-4, 15g-5, 15g-6, 15g-7, and 15g-9 under the Securities and Exchange Act of 1934, as amended. Because our securities may constitute "penny stock" within the meaning of the rules, the rules would apply to us and to our securities. The rules may further affect the ability of owners of our common stock to sell our securities in any market that might develop for them.

         Shareholders should be aware that, according to Securities and Exchange Commission, the market for penny stock has suffered in recent years from patterns of fraud and abuse. Such patterns include (i) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (ii) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (iii) "boiler room" practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (iv) excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and (v) the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, resulting in investor losses. Our management is aware of the abuses that have occurred historically in the penny stock market. Although we do not expect to be in a position to dictate the behavior of the market or of broker-dealers who participate in the market, management will strive within the confines of practical limitations to prevent the described patterns from being established with respect to our securities.

OUR  INABILITY  TO  DIVERSIFY  OUR   OPERATIONS   MAY  SUBJECT  US  TO  ECONOMIC
FLUCTUATIONS WITHIN OUR INDUSTRY.

         Our limited financial resources reduce the likelihood that we will be able to diversify our operations. Our probable inability to diversify our activities into more that one business area will subject us to economic fluctuations within a particular business or industry and therefore increase the risks associated with our operations.

THE LOSS OF, OR CONFLICTS WITH, KEY MANAGEMENT PERSONNEL COULD ADVERSELY AFFECT OUR BUSINESS.

         We are heavily dependent upon their skills, talents, and abilities of our executive officers and board of directors, as well as our consultants, to implement our business plan. Given the intense competition for qualified management personnel in our industry, the loss of the services of any key management personnel may significantly and detrimentally affect our business and prospects. There is no assurance that we will be able to retain these personnel, and it may be time consuming and costly to recruit qualified personnel.

         Certain conflicts of interest may exist between our officers, directors and us. Although management's time is devoted to our business, some of our officers and directors have other business interests to which they devote their attention, and they may be expected to continue to do so. As a result, conflicts of interest may arise that can be resolved only through the exercise of prudent judgment consistent with such officers' and directors' fiduciary duties to us. We may, from time to time, find that the inability of our directors and other officers to devote their full time attention to our business results in a delay in progress toward implementing our business plan, and detrimentally affects our business.

WE DEPEND ON OUTSIDE ADVISORS TO ASSIST OUR OFFICERS AND DIRECTORS IN CERTAIN AREAS.

         To supplement the business experience of our officers and directors, we may be required to employ accountants, technical experts, appraisers, attorneys, or other consultants or other advisors. Our CEO/President, without any input from stockholders, will make the selection of any such advisors. Furthermore, it is anticipated that such persons may be engaged on an "as needed" basis without a continuing fiduciary or other obligation to us. In the event our CEO/President considers it necessary to hire outside advisors, he may elect to hire persons who are affiliates, if they are able to provide the required services.

OUR DIRECTOR AND OFFICER INDEMNIFICATION POLICIES IN CONJUNCTION WITH THE PROVISIONS OF FLORIDA LAW COULD RESULT IN SUBSTANTIAL UN-RECOUPABLE EXPENDITURES AND REDUCED REMEDIES AGAINST DIRECTORS AND OFFICERS.

         Florida Revised Statutes provide for the indemnification of our directors, officers, employees, and agents, under certain circumstances, against attorney's fees and other expenses incurred by them in any litigation to which they become a party arising from their association with or activities on our behalf. We will also bear the expenses of such litigation for any of our directors, officers, employees, or agents, upon such person's promise to repay us therefor, if it is ultimately determined that any such person shall not have been entitled to indemnification. This indemnification policy could result in substantial expenditures by us that we will be unable to recoup.

         Florida Revised Statutes exclude personal liability of our directors to us and our stockholders for monetary damages for breach of fiduciary duty except in certain specified circumstances. Accordingly, we will have a much more limited right of action against our directors than otherwise would be the case. This provision does not affect the liability of any director under federal or applicable state securities laws.

WE DO NOT FORESEE PAYING DIVIDENDS IN THE NEAR FUTURE.

         We have not paid dividends on our common stock and do not anticipate paying such dividends in the foreseeable future.

OUR ISSUANCE OF FURTHER STOCK MAY RESULT IN THE LOSS OF CONTROL BY PRESENT MANAGEMENT AND STOCKHOLDERS.

         We may issue further shares as consideration for cash, assets or services out of our authorized but not issued common stock that could, upon issuance, represent a majority of our voting power and equity. The result of such an issuance would be that those new stockholders and management would control us, and unknown persons could replace our management at that time. Such an occurrence would result in a greatly reduced percentage of ownership of us by our current shareholders.

THERE IS NO ASSURANCE THAT WE WILL FIND PURCHASERS OF OUR PRODUCT AT PROFITABLE PRICES.

         If we are unable to achieve supply contracts, or are unable to find buyers willing to purchase our coal at profitable prices, our revenues and operating profits could suffer.

IF TRANSPORTATION FOR OUR COAL BECOMES UNAVAILABLE OR UNECONOMIC FOR OUR CUSTOMERS, OUR ABILITY TO SELL COAL COULD SUFFER.

         Transportation costs represent a significant portion of the total cost of delivered coal and, as a result, play a critical role in a customer's purchasing decision. Increases in transportation costs could make our coal less competitive as a source of energy or could make some of our operations less competitive than other sources of coal. Some coal supply agreements permit the customer to terminate the contract if the cost of transportation increases by an amount ranging from 10% to 20%, in any given 12-month period.

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

OUR OPERATIONS COULD BE ADVERSELY AFFECTED IF WE FAIL TO MAINTAIN REQUIRED SURETY BONDS.

         Federal and state laws require bonds or cash deposits to secure our obligations to reclaim lands used for mining, to pay federal and state workers' compensation, to secure coal lease obligations and to satisfy other miscellaneous obligations. As of March 31, 2004, we had $257,500 in cash deposited with the Department of the Interior for post-mining reclamation. Reclamation surety bonds are typically renewable on a yearly basis, if they are not posted with cash. Our failure to maintain, or inability to acquire, surely bonds that are required by state and federal law would have a material adverse effect on us. That failure could result from a variety of factors including the following:

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

ITEM 3.  CONTROLS AND PROCEDURES.

         We maintain disclosure controls and procedures, which we have designed to ensure that material information related to National Coal Corp., including our consolidated subsidiaries, is disclosed in our public filings on a regular basis. In response to recent legislation and proposed regulations, we reviewed our internal control structure and our disclosure controls and procedures. We believe our pre-existing disclosure controls and procedures are adequate to enable us to comply with our disclosure obligations.

         Members of the company's management, including our Chief Executive Officer and President, Jon Nix, and Chief Financial Officer, Robert Chmiel, have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2004, the end of the period covered by this report. Based upon that evaluation, Messrs. Nix and Chmiel concluded that our disclosure controls and procedures are effective in causing material information to be recorded, processed, summarized and reported by our management on a timely basis and to ensure that the quality and timeliness of our public disclosures complies with our SEC disclosure obligations.

         There were no significant changes in our internal control over financial reporting or in other factors that could significantly affect the internal control over financial reporting after the date of our most recent evaluation.

                                     PART II

                                OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

         In March 2004, a total of 167,832 shares of common stock were granted to the Chairman of the Board in lieu of cash compensation for services. The stock was valued at $226,573 or $1.35 per share, which was the closing price of our common stock on the date the stock was issued. The Chairman represented to us that he was an "accredited investor" within the meaning of Rule 501 of Regulation D under the Securities Act of 1933, and that he was purchasing the securities for investment and not in connection with a distribution thereof. The issuance and sale of these securities was exempt from the registration and prospectus delivery requirements of the Securities Act pursuant to Section 4(2) of the Securities Act as a transaction not involving any public offering.

         In February 2004, we sold an aggregate of 5,000,000 shares of our common stock in a private placement, at a price per share of $0.55. We received net proceeds of $2,750,000. Crestview Capital Master, LLC, an entity controlled by Crestview Capital Funds, purchased 2,600,000 of the 5,000,000 shares, and other accredited investors purchased the remaining 2,400,000 shares. Each of the investors in the transaction represented to us that the investor was an "accredited investor" within the meaning of Rule 501 of Regulation D under the Securities Act of 1933, and that such investor was purchasing the securities for investment and not in connection with a distribution thereof. The issuance and sale of these securities was exempt from the registration and prospectus delivery requirements of the Securities Act pursuant to Section 4(2) of the Securities Act as a transaction not involving any public offering.

         On January 30, 2004, four unrelated parties, holding an aggregate principal amount of $198,000 of notes payable, converted all of their then outstanding principal and accrued interest into common shares of the Company at a conversion price of $0.55 per share. We issued 368,399 shares of common stock, 360,000 shares of which were issued in repayment of principal and 8,399 shares of which were issued in repayment of accrued interest. The issuance of these securities was exempt from the registration requirements of the Securities Act pursuant to Section 3(a)(9) of the Securities Act as an exchange by the issuer with its existing security holders where no commission or other remuneration is paid for soliciting such exchange.

         On March 31, 2004, Crestview Capital Master, LLC converted $160,693 of accrued and unpaid interest on Convertible Promissory Notes into 321,387 shares of our common stock. The issuance of these securities was exempt from the registration requirements of the Securities Act pursuant to Section 3(a)(9) of the Securities Act as an exchange by the issuer with its existing security holders where no commission or other remuneration is paid for soliciting such exchange.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         In February 2004, our three largest shareholders, whose holdings collectively exceeded 80% of the then outstanding shares of our common stock, approved the establishment a stock option plan to provide for the issuance of stock options to employees, directors and consultants. The stock option plan allows for the issuance of options to purchase up to an aggregate of 6 million shares of Company's common stock to be distributed in accordance with the terms of the plan. Any shares of common stock subject to an options award, which for any reason expires or terminates unexercised, are again available for issuance under the plan.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      EXHIBITS -- THE  FOLLOWING  EXHIBITS ARE FILED AS PART OF THIS
                  REPORT:

                  31.1 Certificate of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934, as amended.

                  31.2 Certificate of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934, as amended.

                  32.1 Certificate of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities and Exchange Act of 1934, as amended.

         (b)      REPORTS ON FORM 8-K

                  Current Report on Form 8-K, reporting Item 5, filed on February 17, 2004.

                  Current Report on Form 8-K/A, reporting Item 5, filed on February 19, 2004.

                  Current Report on Form 8-K, reporting Items 5 and 7, filed on March 2, 2004.

                  Current Report on Form 8-K, reporting Items 2, 5 and 7, filed on April 29, 2004.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       NATIONAL COAL CORP.


Date: May 14, 2004                      /s/ Robert Chmiel
                                       -----------------------------------------
                                       By:    Robert Chmiel
                                       Its:   Chief Financial Officer
                                              (Principal Financial and
                                              Accounting Officer)