Form 10QSB
period 2004-06-30
NATIONAL COAL CORP
filed 2004-08-13
CIK 1089575

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 2004

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

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                               Yes [X]   No [_]

     As of August 5, 2004, the issuer had 44,290,216 shares of common stock, par value $.0001 per share, issued and outstanding.

     Transitional Small Business Disclosure Format (check one):  Yes [_]  No [X]

================================================================================

                               NATIONAL COAL CORP.

                              INDEX TO FORM 10-QSB

                                                                            PAGE
                                                                            ----

PART I    FINANCIAL INFORMATION................................................3

Item 1.   Financial Statements (unaudited).....................................3

          Condensed Consolidated Balance Sheet (unaudited) as
          of June 30, 2004................................. ...................3

          Condensed Consolidated Statements of Operations
          (unaudited) for the three months ended June 30, 2004
          and June 30, 2003, the six months ended June 30, 2004,
          and the period from inception (January 30, 2003) to
          June 30, 2003........................................................4

          Condensed Consolidated Statement of Cash Flows
          (unaudited) for the six months ended June 30, 2004
          and the period from inception (January 30, 2003)
          to June 30, 2003.....................................................5

          Notes to Condensed Consolidated Financial Statements.................6

Item 2.   Management's Discussion and Analysis or Plan of Operation...........10

Item 3.   Controls and Procedures.............................................25



PART II   OTHER INFORMATION...................................................26

Item 2.   Changes in Securities and Small Business Issuer Purchases
          of Equity Securities................................................26

Item 6.   Exhibits and Reports on Form 8-K....................................26

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                               NATIONAL COAL CORP.
                      CONDENSED CONSOLIDATED BALANCE SHEET

                                                                   JUNE 30, 2004
                                                                   ------------
ASSETS                                                              (unaudited)
Current Assets:
   Cash and cash equivalents ...............................       $    555,671
   Accounts receivable .....................................          1,027,262
   Inventory ...............................................            195,537
   Prepaid and other .......................................              2,347
                                                                   ------------
Total current assets .......................................          1,780,817
                                                                   ------------

Property, Plant and Equipment:
   Land ....................................................            774,290
   Mining equipment ........................................          3,798,629
   Computer equipment and software .........................             81,474
   Vehicles and mobile equipment ...........................            594,880
   Buildings ...............................................          1,935,000
   Office equipment and furniture ..........................             38,461
                                                                   ------------
                                                                      7,222,735
   Less: accumulated depreciation ..........................           (644,180)
                                                                   ------------
                                                                      6,578,555
                                                                   ------------
Coal and mineral rights, net of $8,027
   accumulated depletion ...................................          1,357,203
Deposits ...................................................            560,000
Prepaid royalty ............................................             77,500
Bank letter of credit and reclamation bond .................          1,237,500
                                                                   ------------
TOTAL ASSETS ...............................................       $ 11,591,574
                                                                   ============

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities:
   Notes payable ...........................................       $ 10,465,217
   Notes payable to related parties ........................            150,000
   Bank loans ..............................................            270,671
   Accounts payable and accrued expenses,
      other than payroll related expenses ..................            554,693
   Accrued payroll, including payroll taxes ................            101,226
   Accrued interest payable ................................            277,634
   Deferred revenue ........................................            127,964
                                                                   ------------
Total current liabilities ..................................         11,947,404

Accrued reclamation expense ................................             75,530
                                                                   ------------
TOTAL LIABILITIES ..........................................         12,022,934
                                                                   ------------

Stockholders' Deficiency:
   Preferred stock, $.0001 par value; 10
      million shares authorized; none issued
      and outstanding ......................................               --
   Common stock, $.0001 par value; 80 million
      shares authorized; 44,290,216 issued
      and outstanding ......................................              4,417
   Additional paid-in capital ..............................          5,150,789
   Accumulated deficit .....................................         (5,586,565)
                                                                   ------------
TOTAL STOCKHOLDERS' DEFICIENCY .............................           (431,360)
                                                                   ------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY .............       $ 11,591,574
                                                                   ============

            See Notes to Condensed Consolidated Financial Statements.

                               NATIONAL COAL CORP.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                              THREE           THREE           FIVE            SIX
                                              MONTHS          MONTHS          MONTHS          MONTHS
                                              ENDED           ENDED           ENDED           ENDED
                                             JUNE 30,        JUNE 30,        JUNE 30,        JUNE 30,
                                               2003            2004            2003            2004
                                           ------------    ------------    ------------    ------------
REVENUES
   Coal sales ..........................   $       --      $  4,475,359    $       --      $  5,465,981
   Royalty receipts ....................         17,275          29,122          17,275         103,403
   Other revenue .......................           --            24,214            --            24,214
                                           ------------    ------------    ------------    ------------
      Total revenue ....................         17,275       4,528,695          17,275       5,593,598

EXPENSES
   Cost of sales & selling expense .....        112,322       3,371,008         112,322       4,308,391
   General and administrative ..........        289,354       1,414,253       1,066,098       2,245,391
   Exploration costs ...................           --            82,365            --           142,546
   Depreciation, depletion and accretion         42,624         310,543          42,624         419,898
   Amortization ........................        157,635            --           163,360          45,607
                                           ------------    ------------    ------------    ------------

      TOTAL OPERATING EXPENSES .........        601,935       5,178,169       1,384,404       7,161,833
                                           ------------    ------------    ------------    ------------

LOSS FROM OPERATIONS ...................       (584,660)       (649,473)     (1,367,129)     (1,568,236)
                                           ------------    ------------    ------------    ------------

OTHER INCOME (EXPENSE)
   Other income (expense), net .........         75,602          19,579          75,602           4,934
   Financing fees ......................           --          (285,000)           --          (285,000)
   Interest expense ....................       (109,426)       (272,578)       (121,415)       (405,378)
                                           ------------    ------------    ------------    ------------
      TOTAL OTHER INCOME (EXPENSE) .....        (33,824)       (537,999)        (45,813)       (685,445)
                                           ------------    ------------    ------------    ------------

NET (LOSS) .............................   $   (618,484)   $ (1,187,472)   $ (1,412,942)   $ (2,253,680)
                                           ============    ============    ============    ============

BASIC AND DILUTED NET (LOSS)
   PER SHARE ...........................   $      (0.02)   $      (0.03)   $      (0.04)   $      (0.05)
                                           ============    ============    ============    ============

WEIGHTED AVERAGE COMMON SHARES .........     36,027,174      43,386,449      36,034,298      42,043,633
                                           ============    ============    ============    ============


            See Notes to Condensed Consolidated Financial Statements.

                               NATIONAL COAL CORP.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                                   (UNAUDITED)


                                                                FIVE MONTHS     SIX MONTHS
                                                                   ENDED          ENDED
                                                                  JUNE 30,       JUNE 30,
                                                                    2003           2004
                                                                -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net (loss) ................................................   $(1,412,942)   $(2,253,680)
  Adjustments to reconcile net (loss) to
     net cash used in operating activities:
        Depreciation, depletion and accretion ...............        42,624        419,898
        Amortization ........................................       163,360         45,607
        Issuance of common stock in lieu of interest payments          --          165,313
        Issuance of warrants for services ...................          --           36,716
        Non-cash compensation:
          Impairment of assets acquired from related party ..       191,000           --
          Common stock issued in payment of accrued salary ..          --          226,573
          Stock option expense ..............................          --          451,688
          Common stock issued for outside services ..........       153,500           --
        Changes in operating assets and liabilities:
          Receivables .......................................       (13,608)    (1,022,935)
          Inventory .........................................          --          (49,673)
          Prepaid and other .................................       (58,845)        27,850
          Accounts payable and accrued liabilities ..........       153,824        101,508
          Deferred revenue ..................................          --          (51,087)
                                                                -----------    -----------
             Net cash used in operating activities ..........      (781,087)    (1,902,222)
                                                                -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Prepaid royalty ...........................................          --          (77,500)
  Acquisition of coal and mineral rights ....................    (1,277,917)          --
  Bank letter of credit .....................................          --         (980,000)
  Deposits ..................................................          --         (560,000)
  Cash paid for mining permit ...............................       (30,000)          --
  Property, plant & equipment (purchased) sold ..............      (328,312)    (5,647,358)
                                                                -----------    -----------
     Net cash used in investing activities ..................    (1,636,229)    (7,264,858)
                                                                -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of common stock ....................       122,500      2,750,000
  Proceeds from exercise of warrants ........................          --           70,000
  Proceeds from / (payment) of related party debt ...........       150,000       (410,000)
  Proceeds from issuance / (payment) of debt ................     2,623,167      7,500,000
  Proceeds from bank loans ..................................          --          270,671
  Repurchase and cancellation of common stock ...............       (21,072)          --
  Payments on capital leases ................................       (68,000)      (458,803)
                                                                -----------    -----------
     Net cash flows provided by financing activities ........     2,806,595      9,721,868
                                                                -----------    -----------

NET INCREASE (DECREASE) IN CASH .............................   $   389,279    $   554,788

CASH AND EQUIVALENTS, BEGINNING OF PERIOD ...................          --              883
                                                                -----------    -----------

CASH AND EQUIVALENTS, END OF PERIOD .........................   $   389,279    $   555,671
                                                                ===========    ===========

SUPPLEMENTAL DISCLOSURES
  Interest paid in cash .....................................   $     2,694    $    64,011


            See Notes to Condensed Consolidated Financial Statements.

                               NATIONAL COAL CORP.
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.       BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information and with the instructions to Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the United States for complete financial statements. The accompanying unaudited condensed consolidated financial statements reflect all adjustments that, in the opinion of management, are considered necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented. The results of operations for such periods are not necessarily indicative of the results expected for the full fiscal year or for any future period. The accompanying financial statements should be read in conjunction with the audited consolidated financial statements of National Coal Corp. and consolidated subsidiary (the "Company") included in the Company's Form 10-KSB for the fiscal year ended December 31, 2003 and interim unaudited 2004 financial statements previously filed on Form 10-QSB.

         The discussion and analysis of the Company's financial condition and results of operations are based upon its consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to reserves for bad debts and those related to the possible impairment of long-lived assets. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The Company's use of estimates, however, is quite limited, as we have adequate time to process and record actual results from operations.

         During the three months ended March 31, 2003, National Coal Corp. was a "blank check" company, which is a company that has no specific business plan or purpose or has indicated that its business plan is to engage in a merger or acquisition with an unidentified company or companies. On April 30, 2003, National Coal Corp. consummated a reorganization in which all of the outstanding shares of National Coal Corporation, a Tennessee corporation formed in January 2003, were exchanged for 34,200,000 shares of common stock of National Coal Corp. As a result of the reorganization of the group and the commencement of operating activities, the results for the five month period from inception (January 30, 2003) through June 30, 2003 are not comparable to those for the six month period ended June 30, 2004.

         The principal activity of the Company is coal mining. The Company currently owns, in fee simple, the coal mineral rights to the New River Tract assemblage, which consists of approximately sixty-five thousand (65,000) acres, and an additional approximately five thousand (5,000) acres on contiguous properties, all of which lie in Anderson, Campbell and Scott Counties, approximately twenty-five miles northwest of Knoxville, Tennessee. The mineral rights to the New River Tract assemblage revert back to the surface owner on June 5, 2093. At the present time there are two separate areas located on the New River Tract assemblage that are producing coal which include (1) a surface mine situated in Devonia, Tennessee (Patterson Mountain), and (2) a deep mine commonly referred to as "mine #9" near Smoky Mountain, Tennessee. SEE FOOTNOTE #5.

         The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. From inception to date, the Company has incurred significant outstanding current obligations and has

                               NATIONAL COAL CORP.
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


incurred substantial net losses. This factor, among others, raises substantial doubt as to the Company's ability to continue as a going concern.

2.       NOTES PAYABLE

         In March 2003, the Company issued convertible notes in the principal amount of $3,194,902 to an unrelated party (the "Convertible Notes"). These notes and related accrued interest are convertible into common stock at $0.50 per share. In addition, the note holder received two-year warrants to purchase 1,597,250 shares of common stock at $0.55 per share. In September 2003, the Company borrowed $75,000 and $195,315 from the same entity. These two notes do not have a conversion feature. All of the notes payable accrue simple interest at an annual rate of 12%, matured in March 2004, and have terms that require an earlier payoff in the event of a successful equity or debt capital financing. In February 2004, Crestview Capital Master, LLC ("Crestview"), an entity controlled by Crestview Capital Funds, directly purchased these four outstanding notes payable, in the aggregate principal amount of $3,465,200, plus accrued, unpaid interest. Concurrent with the purchase of this debt, Crestview agreed to extend the maturity date on all four notes to March 25, 2005. The interest rate remains at 12% per annum. The Convertible Notes have been modified to preclude conversion if the issuance of common stock upon conversion would cause Crestview to own more that 9.99% of the then outstanding equity in the Company when computed in accordance with Section 13(d) of the Securities and Exchange Act of 1934. Crestview also purchased the warrants from the debt holder, which had been concurrently issued with the two convertible notes. In April 2004, Crestview converted $500,000 of Convertible Notes into 1,000,000 shares of common stock. As of June 30, 2004, an aggregate of $2,965,200 remained outstanding under the four notes, exclusive of accrued interest. SEE FOOTNOTE #3.

         In April and May 2004, the Company sold one-year promissory notes in the aggregate principal amount of $7.5 million (the "Secured Notes") and three-year warrants to purchase up to an aggregate of 2,500,000 shares of its common stock at an exercise price of $1.00 per share. The interest rate for the first three months is 12%, 15% for the second three months and is capped at 18% thereafter, and is payable quarterly. The Company sold these securities to institutional investors and individual accredited investors, with the largest investor being Crestview Capital Master, LLC, for an aggregate purchase price to the Company of $7.5 million. The Company paid a placement agent $285,000 and warrants to purchase 150,000 shares of common stock with an exercise price of $1.00 per share as consideration for services in this transaction. These notes mature on the first anniversary of issuance and are secured by all coal mining assets.

3.       EQUITY TRANSACTIONS

ISSUANCE OF STOCK FOR LAND

         In May 2004, the Company purchased 1,738 acres of land in Eastern Tennessee for a total purchase price of $631,000, which consisted of $280,000 cash and 300,000 shares of common stock. The Company valued the 300,000 shares at a price per share of $1.17, which was the closing price of the Company's common stock on May 14, 2004, the date the purchase was consummated.

ISSUANCE OF WARRANTS FOR SERVICES

         In April 2004, the Company issued 2-year warrants to purchase 100,000 shares of common stock, with an exercise price per share of $1.20, to an attorney as consideration for legal services. Also in April 2004, the Company issued 2-year warrants to purchase up to 50,000 shares of common stock, with an exercise price per share of $1.00, to a financial consulting firm as consideration for consulting services. The

                               NATIONAL COAL CORP.
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


Company valued these warrants using a Black-Scholes pricing model and a risk-free rate of 3.50%, and recognized $36,716 of non-cash expense in the three month period ended June 30, 2004.

ISSUANCE OF STOCK UPON THE EXERCISE OF WARRANTS

         In May 2004, three unrelated parties, each holding warrants with an exercise price per share of $0.60, exercised their respective warrants and acquired an aggregate of 116,667 shares of common stock for $70,000.

ISSUANCE OF STOCK UPON CONVERSION OF CONVERTIBLE DEBT

         In April 2004, Crestview converted $500,000 of the Convertible Notes it acquired from an existing holder in February 2004, into 1,000,000 shares of the Company's common stock.

2004 STOCK OPTION PLAN

         On March 25, 2004, the Board of Directors of the Company approved the issuance of options to purchase a total of 4,950,000 shares of common stock to senior executives, board members and key employees at an exercise price per share of $0.55. The options vest ratably over a four-year period beginning January 1, 2005. In accordance with APB No. 25, during the six months ended June 30, 2004, the Company recognized non-cash compensation expense of $451,688 related to the issuance of these options since the exercise price of the options of $0.55 per share was below the closing price of $1.28 of the Company's common stock on March 25, 2004.

4.       RELATED PARTY TRANSACTIONS

         On July 1, 2003, the Company sold mineral royalty rights for coal mined on the Patterson Mountain portion of its New River Tract property for $75,156 to Jenco Capital Corporation ("Jenco"), an entity controlled by the Company's Chief Executive Officer and President. The Company is obligated to pay Jenco $2.00 per mined ton on the property. During the three months ended June 30, 2004, the Company paid Jenco $43,995 in accordance with this agreement.

         On August 1, 2003, the Company sold its interest in mineral royalty rights received by the Company from U.S. Coal, Inc. for coal mined on the Smoky Mountain portion of the New River Tract. The royalty rights were sold for $250,000 to Jenco, which thereafter received royalty payments from U.S. Coal. The Company recorded the transaction as deferred revenue and recognizes revenue each month based on U.S. Coal's production. For the three months ended June 30, 2004, the Company recognized royalty revenue of $29,122, which constitutes the remaining amount of revenue to be recognized pursuant to this transaction.

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

         In May and June 2004, the Company repaid $250,000 of principal plus all accrued and unpaid interest to Jenco. These payments represented a complete payment to Jenco for all previously recorded related party debt.

                               NATIONAL COAL CORP.
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


5.       ACQUISITION OF U.S. COAL, INC. ASSETS

         In April 2004 the Company acquired certain mining assets, including active and idle mining permits, mining equipment, a rail load-out facility, a prepaid royalty and a coal washing plant, from U.S. Coal, Inc. for a purchase price of $4.2 million plus the assumption of certain operating leases for equipment used in the normal course of business. The Company immediately commenced mining operations at the deep mine referred to herein as mine #9.

6.       EVENTS SUBSEQUENT TO JUNE 30, 2004

         In July 2004, the Company issued 3-year warrants to purchase up to 35,000 shares of common stock, with an exercise price per share of $1.18, to an outside consultant as partial consideration for business advisory services to be rendered to the Company during the third quarter 2004.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         The information contained in this Form 10-QSB is intended to update the information contained in our Annual Report on Form 10-KSB for the year ended December 31, 2003 and presumes that readers have access to, and will have read, the "Management's Discussion and Analysis or Plan of Operation" and other information contained in such Form 10-KSB and 2004 Form 10-QSBs previously filed. The following discussion and analysis also should be read together with our condensed consolidated financial statements and the notes to the condensed consolidated financial statements included elsewhere in this Form 10-QSB.

         THIS DISCUSSION SUMMARIZES THE SIGNIFICANT FACTORS AFFECTING THE CONSOLIDATED OPERATING RESULTS, FINANCIAL CONDITION AND LIQUIDITY AND CASH FLOWS OF NATIONAL COAL CORP. FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2004, THE THREE MONTHS ENDED JUNE 30, 2003, AND THE PERIOD FROM INCEPTION (JANUARY 30,
2003) TO JUNE 30, 2003. EXCEPT FOR HISTORICAL INFORMATION, THE MATTERS DISCUSSED IN THIS MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION ARE FORWARD LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES AND ARE BASED UPON JUDGMENTS CONCERNING VARIOUS FACTORS THAT ARE BEYOND OUR CONTROL. ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE PROJECTED IN THE FORWARD-LOOKING STATEMENTS AS A RESULT OF, AMONG OTHER THINGS, THE FACTORS DESCRIBED BELOW UNDER THE CAPTION "CAUTIONARY STATEMENTS AND RISK FACTORS."

OVERVIEW

         National Coal Corp. engages principally in the business of mining coal in Eastern Tennessee. Our historical operations prior to April 30, 2003 discussed in this section reflect only the operations of National Coal Corporation, a Tennessee corporation. Prior to April 30, 2003, National Coal Corp., formerly known as Southern Group International, Inc., was a "blank check" company, which is a company that has no specific business plan or purpose or has indicated that its business plan is to engage in a merger or acquisition with an unidentified company or companies. On April 30, 2003, National Coal Corp. consummated a reorganization in which all of the outstanding shares of National Coal Corporation, a privately-held Tennessee corporation, were exchanged for 34,200,000 shares of National Coal Corp. National Coal Corporation was formed in January 2003, and from inception through June 30, 2003, National Coal Corporation was in the development stage with no operating revenue. During the third quarter of 2003, we commenced coal mining operations and, accordingly, are no longer in the development stage. As a result of the reorganization of the group and the commencement of operating activities, our results for the five months from inception (January 30, 2003) to June 30, 2003 are not comparable to those for the six months ended June 30, 2004.

         We own the coal mineral rights to the New River Tract assemblage, which consists of approximately sixty-five thousand (65,000) acres, as well another approximately five thousand (5,000) acres on contiguous properties, all of which lie in Anderson, Campbell and Scott Counties, approximately twenty-five miles northwest of Knoxville, Tennessee. The mineral rights to the New River Tract assemblage revert back to the surface owner on June 5, 2093. At June 30, 2004, we were extracting coal from a surface mine in Devonia, Tennessee (Patterson Mountain), and a deep mine, commonly referred to as "mine #9", near Smoky Junction, Tennessee. We commenced mining coal from mine #9 in April 2004, following our acquisition of coal mining assets from U.S. Coal, Inc., which assets included equipment, a coal washing plant, a rail load-out facility, and coal mineral rights and permits to mine #9 and other deep mines.

         We engage in coal production by locating, assembling, leasing, assessing, permitting and developing coal properties in Eastern Tennessee. After obtaining permits from the U.S. Department of the Interior, we mine properties for the extraction of coal minerals. We then sell the coal on a per ton basis at previously negotiated rates, primarily to state run utility companies. We obtain reclamation bonds for each of our producing properties. These bonds typically take the form of cash deposits with the U.S. Department of the Interior, Office of Surface Mining, or OSM. At June 30, 2004, $257,500 was on deposit with OSM for reclamation bonds related to our Patterson Mountain mining operations. In addition, we have $980,000 of cash in a separate bank account, against which an irrevocable bank letter of credit is written in favor of OSM for the reclamation bonds related to our mine #9 operations and other mining permits acquired from U.S. Coal, Inc.

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

         We also sell coal that we purchase from third party coal producers on a case by case basis. We only enter into these transactions when the price per ton paid to these third party producers is below the price per ton at which we are able to sell the coal, usually from short term contracts. Additionally, when capacity is available, we charge third party coal producers a negotiated price per ton for their use of our load-out facility located in Turley, TN. This load out facility allows easy, direct access to load previously mined coal onto rail cars for shipment to their customers. This load out facility was acquired in April 2004 from U.S. Coal, Inc. We do not expect the sale of coal purchased from third party producers or the rental to third parties of our load-out facility to represent a material portion of our business in 2004 or beyond.

         The coal industry has been highly competitive with very low margins in the past several years. Recently, the surge in prices for natural gas has made coal more competitive with that alternative energy source, which has enabled coal fired power plants, using the latest clean air compliant scrubber technology, to be price competitive with natural gas fired plants. We believe this has and will continue to cause increased demand for coal for the foreseeable future, resulting in higher prices and improved margins for our product. However, the price of coal is very volatile, and there can be no assurances that the price of coal will not drop below current levels. To reduce our exposure to fluctuations in the price of coal, we intend to sign long term contracts with respect to a majority of our coal production, to fix the price per ton we receive for our coal over a period of one or more years.

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

SIGNIFICANT ACCOUNTING POLICIES AND ESTIMATES

         The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to computing depreciation, depletion, amortization, reclamation liability, asset impairment, valuation of non-cash transactions and recovery of receivables. Estimates are then based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Our use of estimates, however, is limited, as we have adequate time to process and record actual results from operations.

         We believe our most critical accounting policies include revenue recognition, the corresponding accounts receivable and the methods of estimating depletion and accretion expense of actual mining operations in relation to estimated total mineable tonnage on our properties. We believe the following accounting policies affect our more significant judgments and estimates used in preparation of our consolidated financial statements.

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

               COAL ROYALTIES. We recognize coal royalty revenues on the basis of tons of coal mined by our lessees. We currently have one source of royalty revenue pursuant to our agreement with Jenco Capital Corporation. We recognized the final remaining royalties pursuant to our agreement with Jenco in the second calendar quarter of 2004 and don't anticipate any future royalty transactions for the foreseeable future.

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

         On at least an annual basis, we review our entire reclamation liability and make necessary adjustments for permit changes granted by state authorities, additional costs resulting from accelerated mine closures, and revisions to cost estimates and productivity assumptions, to reflect current experience. At June 30, 2004, we recorded asset retirement obligation liabilities of $75,530. While the precise amount of these future costs cannot be determined with certainty, as of June 30, 2004, we estimate that the aggregate undiscounted cost of final mine closure is approximately $1,237,500.

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

RESULTS OF OPERATIONS

         REVENUES. Revenues were $4,528,695 and $5,593,598 for the three-month and six-month periods, respectively, ended June 30, 2004, consisting primarily of coal sales of $4,475,359 and $5,465,981, and royalty receipts of $29,122 and $103,403, for the three-month and six-month periods, respectively. We experienced a significant increase for the three month period ended June 30, 2004 compared to the three month period ended March 31, 2004. This was mainly attributed to (i) a higher price per ton received on average from our customers, and (ii) the shipment of coal to a new customer. These added sales were made possible in part to the added production we experienced as a result of our acquisition of assets from U.S. Coal. For the three-month and five-month periods ended June 30, 2003, we had no coal sales and $17,275 of royalty receipts, all of which was recorded during the quarter ended June 30, 2003. For the three months ended June 30, 2004, we had a total of five customers, two of which accounted for approximately 88% of our sales. These sales were made pursuant to a short term contract to deliver each customer 100,000 tons of coal during a one-year period. The royalty receipts for the three and six months ended June 30, 2004 were the result of the recognition of deferred revenue relating to our sale in August 2003 for $250,000 of royalty rights relating to coal mined on the Smoky Mountain portion of our New River Tract property. We will not recognize any more royalty revenue pursuant to this transaction.

         COST OF MINING OPERATIONS AND SELLING EXPENSES. For the three and six-month periods ended June 30, 2004, cost of mining operations and selling expenses was $3,371,008 and $4,308,391, respectively. For the three month period ended June 30, 2003, cost of mining operations and selling expenses was $112,322. There were no such expenses for the period prior to the second quarter 2003. For the three and six-month periods ended June 30, 2004, these expenses consisted primarily of salary, benefits and other compensation costs paid directly to miners of approximately $866,330 and $1,145,030, respectively, and direct costs paid to third party vendors whose goods and services were directly used in the process of producing coal inventory. For the three and six-month periods ended June 30, 2004, third party vendor costs include coal purchases of $814,857 and $947,357, equipment leases and maintenance expenses of $269,091 and $439,891, blasting expenses of $92,374 and $186,074, fuel costs of $117,370 and $221,070, parts and supplies of $254,769 and $339,369, and hauling costs of $300,455 and $336,555, respectively. For the three months ended June 30, 2003, our total cost of mining operations and selling expenses ($112,322) consisted primarily of salary, benefits and other compensation costs paid directly to miners who were preparing the mine for production which commenced in July 2003.

         EXPLORATION AND DEVELOPMENT EXPENSES. For the three and six month period ended June 30, 2004, we incurred exploration and development costs of $82,365 and $142,546 respectively for fees paid to professional geological and exploration experts. For the three and five months ended June 30, 2003, we did not have any exploration and development expenses.

         GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses primarily include salary, benefits and related expenses; executive, financial, and accounting consulting expenses; legal and outside audit professional fees; insurance expenses; and travel and travel related expenses. For the six month period ended June 30, 2004, general and administrative expenses were approximately $2,245,400, which was an increase of approximately $1,179,300 or 111%, from $1,066,100 for the five months ended June 30, 2003.
This increase is primarily attributable to an increase in salary, benefits and related expenses of $1,110,100, and an increase of $335,100 of insurance fees, partially offset by a decrease in consulting fees of $463,100. This occurred as we transitioned from our initial start-up phase in the five month period ended June 30, 2003, during which we used consultants, to on-going operations conducted by employees in 2004. Additionally, legal and other professional fees increased $149,800 from $39,800 for the five months ended June 30, 2003 to $189,600 for the six months ended June 30, 2004. For the three month period ended June 30, 2004, general and administrative expenses were approximately $1,414,300, which was an increase of approximately $1,124,900 from $289,400 for the three months ended June 30, 2003. This increase is primarily attributable to an increase in salary, benefits and related expenses of $544,300, an increase of $312,800 of insurance fees and an increase in legal and other professional fees of $114,200.

         INTEREST, DEPRECIATION, AMORTIZATION AND OTHER INCOME AND EXPENSE. Other significant expenses primarily include interest expense related to the issuance of notes payable, financing fees paid for the issuance of debt which matures in less than one year, depreciation of fixed assets, and amortization expense. For the six month period ended June 30, 2004, interest, financing fees, depreciation, amortization and other income and expense items were approximately $1,150,900, which was an increase of approximately $899,100 from $251,800 for the five months ended June 30, 2003. This increase is primarily attributable to an increase in interest expense of $284,000 from $121,400 for the five months ended June 30, 2003 to $405,400 for the six months ended June 30, 2004, attributable to one extra month of interest charge and an increase in indebtedness; increase in financing fees of $285,000 from $0 for the five months ended June 30, 2003 to $285,000 for the six months ended June 30, 2004, attributable to a debt financing in the second quarter of 2004; an increase in depreciation and depletion expense of $377,300 from $42,600 for the five months ended June 30, 2003 to $419,900 for the six months ended June 30, 2004, attributable to the acquisition of fixed assets; offset by a decrease in amortization expense of $117,800 from $163,400 for the five months ended June 30, 2003 to $45,600 for the six months ended June 30, 2004, attributable to amortization expense related to financing fees paid in conjunction with our issuance of convertible notes in March 2003 having been fully amortized by the end of the first quarter 2004.

RELATED PARTY TRANSACTIONS

         On July 1, 2003, we sold mineral royalty rights for coal mined on the Patterson Mountain portion of our New River Tract for $75,156 to Jenco Capital Corporation ("Jenco"), an entity controlled by our Chief Executive Officer and President. We are obligated to pay Jenco $2.00 per mined ton on the property. During the three months ended June 30, 2004, we paid Jenco $43,995 in accordance with this agreement.

         On August 1, 2003, we sold our interest in mineral royalty rights received by us from U.S. Coal, Inc. for coal mined on the Smoky Mountain portion of the New River Tract. The royalty rights were sold for $250,000 to Jenco, which thereafter received royalty payments from U.S. Coal. We recorded the transaction as deferred revenue and recognize revenue each month based on U.S. Coal's production. For the three months ended June 30, 2004, we recognized royalty revenue of $29,122, which constitutes the remaining amount of revenue to be recognized pursuant to this transaction.

         These transactions were completed by us with Jenco, a related party, because (i) we needed a prompt capital infusion to ramp up coal production, (ii) Jenco had available cash for the transaction, (iii) we could not have developed another independent source for the capital without considerable time delay due to lack of a production history, and (iv) we had no knowledge of any outside sources for such capital. We believe that given the time delay to search for capital and the cost of lost opportunity, the terms of these transactions were acceptable because it afforded us immediate liquidity for operating purposes.

         In May and June 2004, we repaid $250,000 of principal plus all accrued and unpaid interest to Jenco. These payments represented a complete payment to Jenco for all previously recorded related party debt.

LIQUIDITY AND CAPITAL RESOURCES

         As of June 30, 2004, we had cash and cash equivalents of approximately $555,700. As of June 30, 2004, we had negative working capital of approximately $9,606,600 and a stockholders' deficiency of approximately $431,400. Included in our negative working capital is $7.5 million of indebtedness outstanding under secured promissory notes due in April and May 2005. We expect a significant use of cash during the second half of fiscal 2004 as we continue to expand our coal mining operations. We anticipate, however, that our current cash reserves plus cash we expect to generate from operations will be sufficient to fund our operational expenditures for the next twelve months. If we acquire additional assets and/or mining operations, however, we will require additional equity or debt financing, the amount and timing of which will depend in large part on our spending program. If additional funds are raised through the issuance of equity securities, the current stockholders may experience dilution. Furthermore, there can be no assurance that additional financing will be available when needed or that if available, such financing will include terms favorable to our stockholders. If such financing is not available when required or is not available on acceptable terms, we may be unable to take advantage of business opportunities or respond to competitive pressures, any of which could have a material adverse effect on our business, financial condition and results of operations.

         In April and May 2004, we raised gross proceeds of $7.5 million pursuant to a series of private placements of senior secured promissory notes that mature in April and May 2005. We used $3.7 million of these proceeds in connection with our acquisition of assets from U.S. Coal, Inc. which, when combined with $500,000 previously deposited in escrow in connection with the purchase, total the purchase price for the U.S. Coal assets of $4.2 million. Additionally, in April 2004, the holder of approximately $3.2 million of convertible notes included in current liabilities at March 31, 2004 converted $500,000 of these notes into 1,000,000 shares of common stock, pursuant to the original debt agreement allowing for a $0.50 per share conversion price. After giving effect to these transactions, we have approximately $10.5 million of indebtedness underlying promissory notes with maturities of less than one year. We intend to repay these notes from proceeds from the sale of equity securities. There can be no assurance, however, that we will be successful in raising the proceeds necessary to repay this indebtedness, or that we will be able to do so without our existing stockholders experiencing significant dilution.

         CASH FLOWS

         We currently satisfy our working capital requirements primarily through cash flows generated from operations and sales of equity and debt securities. For the six months ended June 30, 2004, we had a net increase in cash of approximately $554,800. Cash flows from operating, financing and investing activities for the five months ended June 30, 2003 and the six months ended June 30, 2004 are summarized in the following table:

                                                  FIVE MONTHS        SIX MONTHS
                                                     ENDED             ENDED
ACTIVITY:                                        JUNE 30, 2003     JUNE 30, 2004
--------------------------------------------      -----------       -----------

Operating activities .......................      $  (781,087)      $(1,902,222)
Investing activities .......................       (1,636,229)       (7,264,858)
Financing activities .......................        2,806,595         9,721,868
                                                  -----------       -----------
  Net increase (decrease) in cash ..........      $   389,279       $   554,788


         The net cash used in operating activities of $1,902,222 during the six months ended June 30, 2004 was primarily the result of the net loss of $2,253,680 and increases in receivables of $1,022,935, inventory of $49,673, and deferred revenue of $51,087 as we increased coal production during the period, partially offset by an increase in accounts payable and accrued liabilities of $101,508, prepaid and other of $27,850 and non-cash expenses of $1,345,795. The non-cash expenses during the period included $451,688 of non-cash compensation expense related to the issuance of stock options with an exercise price below the closing price of the Company's common stock on the date of grant, and $428,602 of non-cash expense for the issuance of common stock and warrants in consideration of interest payments and for accrued salary and services.

         The net cash used in operating activities of $781,087 during the five months ended June 30, 2003 was primarily the result of our substantial operating costs exceeding revenues, offset primarily by an increase in accounts payable and accrued liabilities of $153,824 and non-cash expenses of $550,484, of which $163,360 was recognition of amortization expense, $191,000 was non-cash impairment of acquired assets, and $153,500 was non-cash expense for the issuance of common stock for services.

         The $7,264,858 of cash used in investing activities during the six months ended June 30, 2004 was due primarily to $5,647,358 for the purchase of land, mining assets and other equipment and vehicles, primarily from the purchase from U.S. Coal, Inc., $980,000 deposited with a bank as collateral for reclamation bonds used for mine #9 and other mining assets acquired from U.S.
Coal, Inc. in April 2004, $560,000 in deposits for mining equipment and potential land purchase, and $77,500 of prepaid royalty in advance of royalties to be paid on property we lease and expect to mine within a few years. For the five months ended June 30, 2003, $1,636,229 of cash used in investing activities resulted primarily from $1,307,917 for the acquisition of coal and mineral rights, and $328,312 for the acquisition of mining equipment.

         The net cash provided by financing activities of $9,721,867 during the six months ended June 30, 2004 was primarily the result of $7,500,000 raised from sales of debt securities, $2,750,000 raised from the sale of common stock, offset by $410,000 paid on related party debt and $458,803 paid on capital leases. The net cash provided by financing activities of $2,806,595 during the five months ended June 30, 2003 was primarily the result of $2,623,167 raised from sales of debt securities.

         COMMON STOCK TRANSACTIONS

         In April 2004, we issued 2-year warrants to purchase up to 100,000 shares of our common stock with an exercise price per share of $1.20 to an attorney as consideration for legal services. Also in April 2004, we issued 2-year warrants to purchase up to 50,000 shares of our common stock with an exercise price per share of $1.00 to a financial consulting firm as consideration for consulting services. We valued these warrants using a Black-Scholes pricing model and a risk-free rate of 3.50%, and recognized $36,716 of non-cash expense in the three month period ended June 30, 2004.

         In May 2004, we purchased 1,738 acres of land in Eastern Tennessee for a total purchase price of $631,000, which consisted of $280,000 cash and 300,000 shares of common stock. The 300,000 shares were issued at a price per share of $1.17, which was the closing price of our stock on May 14, 2004, the date of closing for this transaction.

         In April 2004, Crestview Capital Master, LLC, an entity controlled by Crestview Capital Funds, converted $500,000 of convertible indebtedness that it acquired from an existing holder in February 2004, into 1,000,000 shares of our common stock.

         In May 2004, three unrelated parties, each holding warrants with an exercise price per share of $0.60, exercised their respective warrants and acquired and aggregate of 116,667 shares of common stock for an aggregate payment to us of $70,000.

         2004 STOCK OPTION PLAN

         On March 25, 2004, our Board of Directors approved the issuance of options to purchase a total of 4,950,000 shares of common stock to senior executives, board members and key employees at an exercise price per share of $0.55. The options vest ratably over a four-year period beginning January 1, 2005. In accordance with APB No. 25, during the three and six months ended June 30, 2004, we recognized non-cash compensation expense of $235,125 and $451,688 respectively related to the issuance of these options since the exercise price of the options of $0.55 per share was below the closing price of $1.28 of our common stock on March 25, 2004.

         CONTRACTUAL OBLIGATIONS

         The following summarizes our contractual obligations at June 30, 2004 and the effects such obligations are expected to have on liquidity and cash flow in future periods:

                                                           PAYMENTS DUE BY PERIOD
                                   -------------------------------------------------------------------
                                                 LESS THAN 1       1-3           3-5         AFTER
                                       TOTAL         YEAR         YEARS         YEARS       5 YEARS
--------------------------------   -----------   -----------   -----------   ----------   ------------
Notes payable ..................   $10,615,217   $10,615,217   $      --     $     --     $       --
Operating leases ...............        83,300        83,300          --           --             --
Property leases ................         5,400         5,400          --           --             --
Employment obligations .........     3,840,000     1,493,000     2,347,000         --             --
                                   -----------   -----------   -----------   ----------   ------------
   Total contractual obligations   $14,543,917   $12,196,917   $ 2,347,000   $     --     $       --
                                   ===========   ===========   ===========   ==========   ============

         Our notes payable at June 30, 2004 consisted of the following:

PROMISSORY NOTES                                                   AMOUNT DUE AT
                                                                   JUNE 30, 2004
------------------------------------------------------------       -------------

Convertible   notes  payable  dated  March  24,  2003,   12%
interest,  payable with accrued interest upon the earlier of
March 25, 2005 and the closing of certain financing,  merger
or disposition activities ..................................         $ 2,694,902

Note payable to a trust owned by an officer  dated  February
20, 2003,  8% interest,  payable with accrued  interest upon the earlier of February  20, 2008 and the closing of certain
financing, merger or disposition activities ................             150,000

Note payable dated September 25, 2003, 12% interest, payable with accrued interest upon the earlier of September 25, 2004 and the closing of certain financing,  merger or disposition
activities .................................................              75,000

Note payable dated September 30, 2003, 12% interest, payable with accrued interest upon the earlier of September 30, 2004 and the closing of certain financing,  merger or disposition
activities .................................................             195,315

Notes payable to  institutional  and  accredited  individual investors  dated April 15, 2004 (with  respect to $6,250,000 of indebtedness),  May 10, 2004 (with respect to $500,000 of indebtedness), and May 20, 2004 (with respect to $750,000 of indebtedness).  The interest rate for the first three months is 12%, 15% for the second three months and is capped at 18%
thereafter,  and is payable quarterly. These notes mature on the first  anniversary of their respective  issuance and are
secured by all of our coal mining assets ...................           7,500,000
                                                                     -----------

     Total .................................................         $10,615,217
                                                                     ===========

         We rent mining equipment pursuant to operating lease agreements, and made lease payments totaling $270,088 during the three months ended June 30, 2004.

         In March 2003, we leased office space in Peachtree City, Georgia, on a month-to-month basis, at $600 per month. In April 2003, we leased office space in Knoxville, Tennessee, for nine months at $1,800 per month, which we extended for an addition nine months beginning in January 2004. Rental expense for these lease commitments totaled $7,200 during the three months ended June 30, 2004.

OFF-BALANCE SHEET ARRANGEMENTS

         At June 30, 2004 and 2003, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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

OUR INABILITY TO GENERATE ADDITIONAL REVENUE OR RAISE CAPITAL COULD ADVERSELY IMPACT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

         We currently have a number of obligations that we are unable to meet without generating additional revenues or raising additional capital. If we cannot generate additional revenues or raise additional capital in the near future, we may become insolvent. As of June 30, 2004, our cash balance was $555,671 and our outstanding short term accounts payable and accrued expenses totaled more than $933,553. Additionally, we had approximately $10.5 million of indebtedness underlying promissory notes with maturities of less than one year. Our working capital needs consist of debt reduction and interest service, mine development, property acquisition and exploration costs, bonding costs, equipment expenditures and compensation payments for mining. Historically, we have funded our capital requirements with debt and equity financing. Our ability to obtain additional equity or debt financing depends on a number of factors including the financial performance and the overall conditions in the coal industry. We have not fully investigated the availability, source, or terms that might govern the acquisition of additional capital and will not do so until we determine a need for additional financing. If we are not able to raise additional financing or if such financing is not available on acceptable terms, we may liquidate assets, seek or be forced into bankruptcy, and/or continue operations, but suffer material harm to our operations and financial condition. These measures could have a material, adverse affect on our ability to continue as a going concern.

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

         Our coal sales for the first six months of 2004 were approximately $5,466,000. There is no assurance that we can achieve greater sales or maintain profitable sales. We expect that many coal producers could produce and sell coal at cheaper prices per ton than our production cost rates, which could adversely affect our revenues and profits, if any. There is no assurance that we will ever operate profitably. There is no assurance that we will generate continued revenues or any profits, or that the market price of our common stock will be increased thereby.

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

THE LOSS OF, OR CONFLICTS WITH, KEY MANAGEMENT PERSONNEL COULD ADVERSELY AFFECT OUR BUSINESS.

         We are heavily dependent upon the skills, talents, and abilities of our executive officers and board of directors, as well as our consultants, to implement our business plan. Given the intense competition for qualified management personnel in our industry, the loss of the services of any key management personnel may significantly and detrimentally affect our business and prospects. There is no assurance that we will be able to retain these personnel, and it may be time consuming and costly to recruit qualified personnel.

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

         Florida Revised Statutes provide for the indemnification of our directors, officers, employees, and agents, under certain circumstances, against attorney's fees and other expenses incurred by them in any litigation to which they become a party arising from their association with or activities on our behalf. We will also bear the expenses of such litigation for any of our directors, officers, employees, or agents, upon such person's promise to repay us such amounts, if it is ultimately determined that such person was not entitled to indemnification. This indemnification policy could result in substantial expenditures by us that we will be unable to recoup.

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

OUR FUTURE SUCCESS DEPENDS UPON OUR ABILITY TO CONTINUE ACQUIRING AND DEVELOPING COAL RESERVES THAT ARE ECONOMICALLY RECOVERABLE.

         Our recoverable reserves will decline as we produce coal. We have not yet applied for the permits required or developed the mines necessary to use all of the coal deposits under our mineral rights. Furthermore, we may not be able to mine all of our coal deposits as profitably as we do at our current operations. Our future success depends upon our conducting successful exploration and development activities and acquiring properties containing economically recoverable coal deposits. Our current strategy includes increasing our coal deposits base through acquisitions of other mineral rights, leases, or producing properties and continuing to use our existing properties. Additionally, the federal government limits the amount of federal land that may be leased by any company to 150,000 acres nationwide. As of June 30, 2004, we leased no acres from the federal government. The limit could restrict our ability to lease significant federal lands.

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

OUR OPERATIONS COULD BE ADVERSELY AFFECTED IF WE FAIL TO MAINTAIN REQUIRED SURETY BONDS.

         Federal and state laws require bonds or cash deposits to secure our obligations to reclaim lands used for mining, to pay federal and state workers' compensation, to secure coal lease obligations and to satisfy other miscellaneous obligations. As of June 30, 2004, we had $257,500 in cash deposited with the Department of the Interior for post-mining reclamation pursuant to one mining permit, and we have $980,000 of cash in a separate bank account, against which a letter of credit is written in favor of the U.S. Department of the Interior, Office of Surface Mining, or OSM, for the reclamation bonds related to our mine #9 operations and other mining assets acquired from U.S. Coal, Inc. Reclamation surety bonds are typically renewable on a yearly basis, if they are not posted with cash. Our failure to maintain, or inability to acquire, surety bonds that are required by state and federal law would have a material adverse effect on us. That failure could result from a variety of factors including the following:

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

ITEM 3.  CONTROLS AND PROCEDURES.

         We maintain disclosure controls and procedures, which we have designed to ensure that material information related to National Coal Corp., including our consolidated subsidiary, is disclosed in our public filings on a regular basis. In response to recent legislation and proposed regulations, we reviewed our internal control structure and our disclosure controls and procedures. We believe our pre-existing disclosure controls and procedures are adequate to enable us to comply with our disclosure obligations.

         Members of the company's management, including our Chief Executive Officer and President, Jon Nix, and Chief Financial Officer, Robert Chmiel, have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2004, the end of the period covered by this report. Based upon that evaluation, Messrs. Nix and Chmiel concluded that our disclosure controls and procedures are effective in causing material information to be recorded, processed, summarized and reported by our management on a timely basis and to ensure that the quality and timeliness of our public disclosures complies with our SEC disclosure obligations.

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

                                     PART II

                                OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

         In April 2004, we issued 2-year warrants to purchase 100,000 shares of common stock, with an exercise price per share of $1.20, to an attorney as consideration for legal services. Also in April 2004, we issued 2-year warrants to purchase up to 50,000 shares of common stock, with an exercise price per share of $1.00, to a financial consulting firm as consideration for consulting services. Each of the investors in these transactions represented to us that the investor was an "accredited investor" within the meaning of Rule 501 of Regulation D under the Securities Act of 1933, and that such investor was receiving the securities for investment and not in connection with a distribution thereof. The issuance and sale of these securities was exempt from the registration and prospectus delivery requirements of the Securities Act pursuant to Section 4(2) of the Securities Act as a transaction not involving any public offering.

         In April 2004, Crestview Capital Master, LLC exercised its right and converted $500,000 of Convertible Notes into 1,000,000 common shares of the Company. The issuance of these securities was exempt from the registration requirements of the Securities Act pursuant to Section 3(a)(9) of the Securities Act as an exchange by the issuer with its existing security holders where no commission or other remuneration is paid for soliciting such exchange.

         In May 2004, we purchased 1,738 acres of land in Eastern Tennessee for a total purchase price of $631,000, which consisted of $280,000 cash and 300,000 shares of common stock. The 300,000 shares were issued at a price per share of $1.17, which was the closing price of our stock on May 14, 2004, the date of closing for this transaction. The investor in the transaction represented to us that the investor was an "accredited investor" within the meaning of Rule 501 of Regulation D under the Securities Act of 1933, and that such investor was receiving the securities for investment and not in connection with a distribution thereof. The issuance and sale of these securities was exempt from the registration and prospectus delivery requirements of the Securities Act pursuant to Section 4(2) of the Securities Act as a transaction not involving any public offering.

         In May 2004, three unrelated parties, each holding warrants with an exercise price per share of $0.60, exercised their rights pursuant to the warrants, and received an aggregate of 116,667 shares of our common stock in consideration for an aggregate amount of $70,000 paid to us. Each of the investors in these transactions represented to us that the investor was an "accredited investor" within the meaning of Rule 501 of Regulation D under the Securities Act of 1933, and that such investor was receiving the securities for investment and not in connection with a distribution thereof. The issuance and sale of these securities was exempt from the registration and prospectus delivery requirements of the Securities Act pursuant to Section 4(2) of the Securities Act as a transaction not involving any public offering.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      EXHIBITS -- THE  FOLLOWING  EXHIBITS ARE FILED AS PART OF THIS
                  REPORT:

                  EXHIBIT
                  NUMBER   DESCRIPTION
                  -------  -----------

                  2.1 Asset Purchase and Sale Agreement, dated April 15, 2004, by and among U.S. Coal, Inc., New River Processing, Inc. and National Coal Corporation. Incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K filed on April 29, 2004.

                  4.1      2004 National Coal Corp. Option Plan.

                  10.1 Form of Note and Warrant Purchase Agreement, dated April 15, 2004, including Form of Secured Promissory Note and Form of Common Stock Purchase Warrant attached as exhibits thereto. Incorporated by reference to Exhibit 99.1 to Current Report on Form 8-K filed on April 29, 2004.

                  10.2 Security and Pledge Agreement, dated April 15, 2004, by and among National Coal Corp., National Coal Corporation and Stewart Flink, as agent for himself and the holders of secured promissory notes. Incorporated by reference to Exhibit 99.2 to Current Report on Form 8-K filed on April 29, 2004.

                  10.3 Subordination Agreement, dated April 15, 2004, made by Crestview Capital Master, LLC in favor of Steward Flink, as agent for himself and the holders of secured promissory notes. Incorporated by reference to Exhibit 99.3 to Current Report on Form 8-K filed on April 29, 2004.

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

                                         NATIONAL COAL CORP.


Date: August 12, 2004                         /s/ Robert Chmiel
                                         ------------------------------
                                         By:  Robert Chmiel
                                         Its: Chief Financial Officer
                                              (Principal Financial and
                                              Accounting Officer)