Form 10QSB
period 2004-09-30
NATIONAL COAL CORP
filed 2004-11-18
CIK 1089575

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the quarterly period ended September 30, 2004

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

                            8915 GEORGE WILLIAMS ROAD
                               KNOXVILLE, TN 37923
                    (Address of Principal Executive Offices)

                                 (865) 690-6900
                (Issuer's Telephone Number, Including Area Code)

         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                            Yes [X]      No [_]

         As of November 4, 2004, the issuer had 52,706,515 shares of common stock, par value $.0001 per share, issued and outstanding.

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

         Condensed Consolidated Balance Sheet (unaudited)
         as of September 30, 2004..............................................3

         Condensed Consolidated Statements of Operations
         (unaudited) for the three months ended September 30,
         2004 and September 30, 2003, the nine months
         ended September 30, 2004, and the period from
         inception (January 30, 2003) to September 30, 2004....................4

         Condensed Consolidated Statement of Cash Flows
         (unaudited) for the nine months ended September 30,
         2004 and the period from inception (January 30, 2003)
         to September 30, 2003.................................................5

         Notes to Condensed Consolidated Financial Statements..................6

Item 2.  Management's Discussion and Analysis or Plan of Operation............11

Item 3.  Controls and Procedures..............................................28

PART II  OTHER INFORMATION....................................................29

Item 6.  Exhibits.............................................................29

                                     PART I
                              FINANCIAL INFORMATION
ITEM 1.     FINANCIAL STATEMENTS
                               NATIONAL COAL CORP.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (unaudited)
                                                                   SEPTEMBER 30,
                                                                       2004
                                                                   ------------
ASSETS
CURRENT ASSETS
   Cash and cash equivalents ................................      $  5,809,056
   Accounts receivable ......................................           643,265
   Inventory ................................................           295,725
   Prepaid and other ........................................             2,347
                                                                   ------------
     TOTAL CURRENT ASSETS ...................................         6,750,392

PROPERTY, PLANT AND EQUIPMENT
   Land .....................................................           774,290
   Mining equipment .........................................         4,116,979
   Computer equipment and software ..........................            81,474
   Vehicles and mobile equipment ............................         1,108,667
   Buildings ................................................         2,646,429
   Office equipment and furniture ...........................            42,517
                                                                   ------------
                                                                      8,680,356
Less:  accumulated depreciation .............................        (1,052,294)
                                                                   ------------
   TOTAL PROPERTY, PLANT AND EQUIPMENT, NET .................         7,628,063

Coal and mineral rights, net of $82,188 accumulated
   depletion ................................................         1,371,712
Deposits ....................................................         2,977,000
Prepaid Royalty .............................................            85,000
Loan acquisition costs, net of $23,556 accumulated
   amortization .............................................           188,444
Bank Letters of Credit and Reclamation Bond .................         1,291,100
                                                                   ------------
   TOTAL ASSETS .............................................      $ 20,291,712
                                                                   ============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
   Notes payable, less $1,763,940 beneficial conversion
      discount ..............................................      $  4,201,276
   Accounts payable .........................................           603,299
   Accrued payroll and payroll taxes payable ................            61,299
   Accrued interest payable .................................           211,390
   Accrued dividends payable ................................            65,877
   Deferred revenue .........................................           139,737
   Bank loans - autos .......................................           652,587
                                                                   ------------
     TOTAL CURRENT LIABILITIES ..............................         5,935,465

   Reclamation Obligation ...................................           678,287

     TOTAL LIABILITIES ......................................      $  6,613,751
                                                                   ------------

STOCKHOLDERS' EQUITY
   Series A convertible preferred stock, $.0001
     par value; 5% coupon; 1,611 shares authorized;
     1,068.67 shares issued and outstanding .................              --
   Common stock, $.0001 per value; 80 million
     dollars authorized; 44,290,216 shares issued
     and outstanding ........................................             4,429
   Additional paid-in capital ...............................        22,476,870
   Accumulated deficit ......................................        (8,803,338)
                                                                   ------------
     TOTAL STOCKHOLDERS' EQUITY .............................      $ 13,677,961
                                                                   ------------
     TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY .............      $ 20,291,712
                                                                   ============

            See Notes to Condensed Consolidated Financial Statements.

                               NATIONAL COAL CORP.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                             THREE MONTHS
                                                 ENDED             EIGHT MONTHS      NINE MONTHS
                                             SEPTEMBER 30,             ENDED            ENDED
                                    ----------------------------   SEPTEMBER 30,    SEPTEMBER 30,
                                        2003            2004            2003            2004
                                    ------------    ------------    ------------    ------------
REVENUES
  Coal Sales ....................   $    205,713    $  4,407,953    $    205,713    $  9,873,935
  Royalty receipts ..............         68,651            --            85,925         103,403
  Other revenue .................           --             2,334            --            26,547
                                    ------------    ------------    ------------    ------------
   Total revenue ................        274,363       4,410,287         291,638      10,003,885

EXPENSES
  Cost of sales and selling
   expense ......................        521,666       4,506,966         633,988       8,815,357
  General and administrative ....        385,136       1,453,266       1,451,233       3,698,657
  Exploration costs .............         17,779          84,530          17,779         227,077
  Depreciation, depletion .......              8               4               3               2
   and accretion ................          99,67        1,018,26          142,30        1,438,16
  Amortization ..................        154,785         244,048         318,145         289,656
                                    ------------    ------------    ------------    ------------

   TOTAL OPERATING EXPENSES .....      1,179,043       7,307,075       2,563,447      14,468,908
                                    ------------    ------------    ------------    ------------

LOSS FROM OPERATIONS ............       (904,680)     (2,896,787)     (2,271,809)     (4,465,023)

OTHER INCOME (EXPENSE)
  Other income (expense), net ...        (33,810)            773          41,792           5,707
  Financing fees ................           --           (18,571)           --          (303,571)
  Interest expense ..............       (113,398)       (302,188)       (234,813)       (707,566)
                                    ------------    ------------    ------------    ------------
   TOTAL OTHER INCOME (EXPENSE) .       (147,208)       (319,986)       (193,021)     (1,005,430)

NET (LOSS) ......................     (1,051,888)     (3,216,773)     (2,464,830)     (5,470,453)
                                    ============    ============    ============    ============

PREFERRED STOCK DIVIDEND ........           --        10,828,553            --        10,828,553
                                    ------------    ------------    ------------    ------------

NET (LOSS) ATTRIBUTABLE TO COMMON
SHAREHOLDERS ....................     (1,051,888)    (14,045,326)     (2,464,830)    (16,299,006)
                                    ============    ============    ============    ============

BASIC AND DILUTED
NET (LOSS) PER COMMON SHARE .....   $      (0.03)   $      (0.32)   $      (0.07)   $      (0.38)
                                    ============    ============    ============    ============

WEIGHTED AVERAGE
COMMON SHARES ...................     36,932,235      44,290,216      36,374,276      42,797,449
                                    ============    ============    ============    ============

            See Notes to Condensed Consolidated Financial Statements.

                               NATIONAL COAL CORP.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                                   (unaudited)

                                                                          EIGHT MONTHS     NINE MONTHS
                                                                              ENDED           ENDED
                                                                          SEPTEMBER 30,   SEPTEMBER 30,
                                                                          ------------    ------------
                                                                              2003            2004
                                                                          ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net (loss) ..........................................................   $ (2,464,830)   $ (5,470,453)
  Adjustments to reconcile net (loss) to net cash provided
   by operating activities
     Depreciation, depletion and accretion ............................        142,303       1,438,162
     Amortization .....................................................        318,145         289,656
     Issuance of common stock in lieu of interest payments ............           --           165,313
     Issuance of warrants for services ................................           --            48,760
     Non-cash compensation:
       Impairment of assets acquired from related party ...............        191,000            --
       Common stock issued in payment of accrued salary ...............           --           226,573
       Stock option expense ...........................................           --           677,531
       Common stock issued for outside services .......................        153,500            --
     Changes in operating assets and liabilities:
       Receivables ....................................................        (96,028)       (638,938)
       Inventory ......................................................        (98,018)       (149,861)
       Prepaid and other ..............................................        (47,293)         27,850
       Accounts payable and accrued liabilities .......................        307,181          43,943
       Deferred revenue ...............................................        195,601         (39,313)
                                                                          ------------    ------------
         Net cash flows (used in) operating activities ................     (1,398,440)     (3,380,777)
                                                                          ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Prepaid royalty .....................................................           --           (85,000)
  Proclamation bonds ..................................................       (257,500)     (1,033,600)
  Acquisition of coal and mineral rights ..............................     (1,307,917)           --
  Deposits ............................................................           --        (2,977,000)
  Property, plant and equipment (purchased) sold ......................       (425,462)     (7,126,883)
                                                                          ------------    ------------
     Net cash flows (used in) investing activities ....................     (1,990,879)    (11,222,483)
                                                                          ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Net Proceeds from issuance of common and preferred stock ............        287,500      13,194,650
  Proceeds from exercise of warrants ..................................           --            70,000
  Proceeds from / (payment) of related party debt .....................        430,000        (560,000)
  Proceeds from issuance / (payment) of debt, net .....................      3,318,717       7,725,000
  Proceeds from bank loans ............................................           --           652,587
  Repurchase and cancellation of common stock .........................        (21,072)           --
  Payments on capital leases ..........................................       (191,403)       (458,803)
  Loan acquisition costs ..............................................       (412,235)       (212,000)
                                                                          ------------    ------------
     Net cash flows provided by (used in) financing activities ........      3,411,506      20,411,433
                                                                          ------------    ------------

NET INCREASE IN CASH ..................................................   $     22,187    $  5,808,173

CASH AND EQUIVALENTS BEGINNING OF PERIOD...............................           --               883
                                                                          ------------    ------------
CASH AND EQUIVALENTS END OF PERIOD ....................................   $     22,187    $  5,809,056
                                                                          ============    ============

SUPPLEMENTAL DISCLOSURES
  Interest paid in cash ...............................................        217,569         432,442
   Non-cash investing and financing transactions:
       Conversion of notes payable to preferred stock .................           --         4,725,000
       Beneficial conversion discount of convertible notes payable.....           --         1,984,433
       Conversion of notes payable and accrued interest to common stock           --           697,864
       Stock issued in partial payment of land ........................           --           351,000
       Constructive dividend attributable to preferred shareholders ...           --        10,762,676
       Net liabilities of Southern Group International, Inc. at the
          date of reverse merger ......................................         14,012            --
       Equipment acquired with capital lease obligations ..............        775,916            --
   Assumption of promissory notes from Strata Coal, LLC:
       Charged to operations ..........................................        191,000            --
       Partial payment of mining equipment ............................         23,000            --

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

         During the three months ended March 31, 2003, National Coal Corp. was a "blank check" company, which is a company that has no specific business plan or purpose or has indicated that its business plan is to engage in a merger or acquisition with an unidentified company or companies. On April 30, 2003, National Coal Corp. consummated a reorganization in which all of the outstanding shares of National Coal Corporation, a Tennessee corporation formed in January 2003, were exchanged for 34,200,000 shares of common stock of National Coal Corp. As a result of the reorganization of the group and the commencement of operating activities, the results for the eight month period from inception (January 30, 2003) through September 30, 2003 are not comparable to those for the nine month period ended September 30, 2004.

         The Company engages principally in the business of mining coal in Eastern Tennessee. The Company owns the coal mineral rights to the New River Tract assemblage, which consists of approximately sixty-five thousand (65,000) acres, and leases another approximately ten thousand (10,000) acres on contiguous properties, all of which lie in Anderson, Campbell and Scott Counties, approximately twenty-five miles northwest of Knoxville, Tennessee. The mineral rights to the New River Tract assemblage revert back to the surface owner on June 5, 2093. At September 30, 2004, the Company was extracting coal from a surface mine in Devonia, Tennessee (Patterson Mountain), and two deep mines, commonly referred to as "mine #9" and "mine #1", near Smoky Junction, Tennessee. The Company commenced mining coal from mine #9 in April 2004 and mine #1 in August 2004.

                               NATIONAL COAL CORP.
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


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

2.       NOTES PAYABLE

         In March 2003, the Company issued convertible notes in the principal amount of $3,194,902 to an unrelated party (the "Convertible Notes"). These notes and related accrued interest are convertible into common stock at $0.50 per share. In addition, the note holder received two-year warrants to purchase 1,597,250 shares of common stock at $0.55 per share. In September 2003, the Company borrowed $75,000 and $195,315 from the same entity. These two notes do not have a conversion feature. All of the notes payable accrue simple interest at an annual rate of 12%, matured in March 2004, and have terms that require an earlier payoff in the event of a successful equity or debt capital financing. In February 2004, Crestview Capital Master, LLC ("Crestview"), an entity controlled by Crestview Capital Funds, directly purchased these four outstanding notes payable, in the aggregate principal amount of $3,465,200, plus accrued, unpaid interest. Concurrent with the purchase of this debt, Crestview agreed to extend the maturity date on all four notes to March 25, 2005. The interest rate remains at 12% per annum. The Convertible Notes have been modified to preclude conversion if the issuance of common stock upon conversion would cause Crestview to own more that 9.99% of the then outstanding equity in the Company when computed in accordance with Section 13(d) of the Securities and Exchange Act of 1934. Crestview also purchased the warrants from the debt holder, which had been concurrently issued with the two convertible notes. In April 2004, Crestview converted $500,000 of Convertible Notes into 1,000,000 shares of common stock. As of September 30, 2004, an aggregate of $2,965,217 remained outstanding under the four notes, exclusive of accrued interest.

         In April and May 2004, the Company sold one-year promissory notes in the aggregate principal amount of $7.5 million (the "Secured Notes") and three-year warrants to purchase up to an aggregate of 2,500,000 shares of its common stock at an exercise price of $1.00 per share. The interest rate for the first three months is 12%, 15% for the second three months and is capped at 18% thereafter, and is payable quarterly. The Company sold these securities to institutional investors and individual accredited investors, with the largest investor being Crestview Capital Master, LLC, for an aggregate purchase price to the Company of $7.5 million. The Company paid a placement agent and expensed in the second quarter 2004 $285,000 and warrants to purchase 150,000 shares of common stock with an exercise price of $1.00 per share as consideration for services in this transaction. These notes mature on the first anniversary of issuance and are secured by all coal mining assets. This indebtedness was repaid in full in August and September, 2004.

         In September 2004, the Company repaid to a related party $150,000 of principal indebtedness and $3,300 of accrued interest.

         On August 31, 2004, the Company sold convertible promissory notes in the aggregate principal amount of $3,000,000 to Crestview and SDS Capital Group SPC, Ltd. Prior to maturity, the convertible promissory notes may be converted into units consisting of our Series A convertible preferred stock and common stock purchase warrants, at a price of $15,000 per unit. Each unit consists of one share of Series A convertible preferred stock and two-year warrants to purchase up to 2,000 shares of common stock at an exercise price of $2.10 per share. The convertible promissory notes bear interest at a rate of 8% per annum and have a term of nine months. The holders of the convertible promissory notes also received the right to purchase additional units of Series A convertible preferred

                               NATIONAL COAL CORP.
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


stock and common stock purchase warrants. Each of these holders can purchase, at a price of $15,000 per unit, up to a number of units with an aggregate purchase price equal to 33.33% of the amount invested in the initial financing. The holders of convertible promissory notes may exercise this purchase right only if they convert their promissory note in full.

         On August 31, 2004, the closing price of the Company's common stock on the NASDAQ Over-the-Counter Bulletin Board was $2.35. Since this closing price exceeded the $1.50 conversion price of the convertible promissory notes, and exceeded the $2.10 exercise price for the warrants to be issued upon conversion of the notes, the Company recognized $220,493 of amortization expense for the quarter ended September 30, 2004 pursuant to the calculation of the beneficial conversion value for both the issuance of the debt and the attached warrants below market prices. The $1,700,000 beneficial conversion value for the debt was calculated based on the number of common shares issuable upon conversion of the Series A preferred stock issuable upon conversion of the principal amount of the debt, multiplied by the difference between the conversion price and the market price for the common stock, or $0.85, and will be amortized on a straight line basis over the nine-month term of the notes. The $284,433 beneficial conversion value of the warrants was calculated using a Black-Scholes pricing model and a risk-free rate of 3.5%, stock price volatility of 48%, and will be amortized on a straight line basis over the nine-month term of the notes.

3.       EQUITY TRANSACTIONS

AUGUST FINANCING TRANSACTIONS

         On August 31, 2004, the Company sold $16,030,000 of Series A 5% convertible preferred stock and common stock purchase warrants in private placement financings in separate transactions. The Company issued a total of 1,068.67 shares of Series A Convertible Preferred Stock, at $15,000 per share, for cash consideration of approximately $11.3 million and cancellation of $4.725 million of our senior secured promissory notes. Dividends on the preferred stock initially accrue at a rate of five percent (5%) per annum and shall be cumulative from the date of issuance. Until paid, the right to receive dividends on the preferred stock shall accumulate, and shall be payable in cash on June 30 and December 31 of each year, commencing on December 31, 2004. Each share of Series A convertible preferred stock is convertible into 10,000 shares of common stock. For each share of Series A convertible preferred stock, the investors also were issued two-year warrants to purchase 2,000 shares of common stock at an exercise price of $2.10 per share.

         On August 31, 2004, the closing price of the Company's common stock on the NASDAQ Over-the-Counter Bulletin Board was $2.35. Since this closing price exceeded the $1.50 conversion price of the Series A preferred stock, and exceeded the $2.10 exercise price for the warrants, the Company recognized a one-time constructive dividend of $10,762,676 pursuant to the calculation of the beneficial conversion value for both the issuance of the preferred stock and the attached warrants with conversion prices below the market price of the common stock. The beneficial conversion value of the warrants was calculated using a Black-Scholes pricing model and a risk-free rate of 3.5% and stock price volatility of 48%.

         Investors who paid cash consideration in the Series A convertible preferred stock financing also received the right to purchase additional units consisting of our Series A convertible preferred stock and common stock purchase warrants. Each of these investors can purchase, at a price of $15,000 per unit, up to a number of units with an aggregate purchase price equal to 33.33% of the amount invested in the initial financing. Each unit consists of one share of Series A convertible preferred stock and two-year warrants to purchase up to 2,000 shares of common stock at an exercise price of $2.10 per share. The

                               NATIONAL COAL CORP.
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


purchase rights must be exercised no later than ninety days following the effective date of a registration statement filed to register such shares of underlying common stock.

ISSUANCE OF WARRANTS FOR SERVICES

         In July 2004, the Company issued 3-year warrants to purchase up to 35,000 shares of common stock, with an exercise price per share of $1.18, to an outside consultant as partial consideration for business advisory services rendered to the Company during the third quarter 2004. The Company valued these warrants using a Black-Scholes pricing model and a risk-free rate of 3.50%, and recognized $12,044 of non-cash expense in the three month period ended September 30, 2004.

4.       RELATED PARTY TRANSACTIONS

         In September 2004, the Company repaid $150,000 of principal and $3,300 of accrued and unpaid interest to the former Chairman and current board member. This debt was outstanding since February 2003.

5.       EVENTS SUBSEQUENT TO SEPTEMBER 30, 2004

         On October 26, 2004, the Company's Tennessee subsidiary, National Coal Corporation, entered into a Coal Supply Agreement with East Kentucky Power Cooperative, Incorporated ("EKP"). The Agreement provides that National Coal Corporation will sell, and EKP will purchase, a specified amount of coal at fixed prices over the four year term of the Agreement.

         On October 26, 2004, the Company's Tennessee subsidiary, National Coal Corporation, completed the purchase of certain assets of Robert Clear Coal Corporation. Pursuant to the terms of an Asset Purchase Agreement with Robert Clear dated October 26, 2004, which superseded an Asset Purchase Agreement with Robert Clear dated September 1, 2004, National Coal acquired mining equipment and the mining rights and permits on 7,000 acres of land located in the Elk Valley area of Eastern Tennessee, for approximately $5.5 million plus the assumption of certain current liabilities of Robert Clear. National Coal has also replaced approximately $3.9 million of the seller's reclamation and other bonds for the property. This transaction will be recorded in the fourth quarter 2004.

         In October 2004, the Company entered into a non-binding letter of intent with Appalachian Fuels, LLC to purchase coal mining rights, leases and permits on 40,000 acres located on the Straight Creek and Pine Mountain mines in the South Eastern portion of Kentucky. If the transaction is consummated, the Company anticipates replacing $6.5 million of the seller's reclamation and other bonds and acquiring all leases, permits and mining equipment for approximately $12.5 million, plus the assumption of some current liabilities.

         Subsequent to September 30, 2004, the Company issued 3,026,495 shares of common stock upon the exercise of warrants, of which 1,297,578 were issued in cashless transactions, and 1,728,917 were issued for total cash proceeds to the Company of $990,821.

         In October 2004, Crestview converted the remaining $2,694,902 of Convertible Notes into 5,389,804 shares of common stock.

         In October 2004, the Company's board of directors and shareholders holding the requisite number of voting securities, approved the following actions, which are expected to take effect in the fourth quarter of 2004 or the first quarter of 2005:

         o a 1-for-4 reverse stock split of the Company's issued and outstanding common stock;

         o an amendment to the Company 2004 Option Plan to increase the number of shares available for issuance under the plan from 6,000,000 to 11,000,000 (before giving effect to the reverse split); and

                               NATIONAL COAL CORP.
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


         o an amendment to the Company's articles of incorporation to provide that any action required or permitted to be taken at any annual or special meeting of shareholders may be taken only upon the vote of the shareholders at an annual or special meeting, and may not be taken by written consent of the shareholders; the Board of Directors of National Coal shall consist of not less than one (1) nor more than fifteen (15) members, the exact number of directors to be fixed from time to time by resolution of the Board of Directors.

         In November 2004, the Company filed with the Securities and Exchange Commission, a registration statement on Form SB-2 to register the resale by the selling stockholders identified therein, an aggregate of 71,961,883 shares of the Company's common stock which was then outstanding or which could be acquired by the selling stockholders from the Company upon the conversion or exercise of options, warrants, Series A convertible preferred stock and convertible promissory notes.

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

         THIS DISCUSSION SUMMARIZES THE SIGNIFICANT FACTORS AFFECTING THE CONSOLIDATED OPERATING RESULTS, FINANCIAL CONDITION AND LIQUIDITY AND CASH FLOWS OF NATIONAL COAL CORP. FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2004, THE THREE MONTHS ENDED SEPTEMBER 30, 2003, AND THE PERIOD FROM INCEPTION (JANUARY 30, 2003) TO SEPTEMBER 30, 2003. EXCEPT FOR HISTORICAL INFORMATION, THE MATTERS DISCUSSED IN THIS MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION ARE FORWARD LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES
AND ARE BASED UPON JUDGMENTS CONCERNING VARIOUS FACTORS THAT ARE BEYOND OUR CONTROL. ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE PROJECTED IN THE FORWARD-LOOKING STATEMENTS AS A RESULT OF, AMONG OTHER THINGS, THE FACTORS DESCRIBED BELOW UNDER THE CAPTION "CAUTIONARY STATEMENTS AND RISK FACTORS."

OVERVIEW

         National Coal Corp. engages principally in the business of mining coal in Eastern Tennessee. We own the coal mineral rights to the New River Tract assemblage, which consists of approximately sixty-five thousand (65,000) acres, and lease another approximately ten thousand (10,000) acres on contiguous properties, all of which lie in Anderson, Campbell and Scott Counties, approximately twenty-five miles northwest of Knoxville, Tennessee. The mineral rights to the New River Tract assemblage revert back to the surface owner on June 5, 2093. At September 30, 2004, we were extracting coal from a surface mine in Devonia, Tennessee (Patterson Mountain), and two deep mines, commonly referred to as "mine #9" and "mine #1", near Smoky Junction, Tennessee. We commenced mining coal from mine #9 in April 2004 and mine #1 in August 2004.

         We engage in coal production by locating, assembling, leasing, assessing, permitting and developing coal properties in Eastern Tennessee. After obtaining permits from the U.S. Department of the Interior, we mine properties for the extraction of coal minerals. We then sell the coal on a per ton basis at previously negotiated rates, primarily to state run utility companies. We obtain reclamation bonds for each of our producing properties. These bonds typically take the form of cash deposits with the U.S. Department of the Interior, Office of Surface Mining, or OSM. At September 30, 2004, $257,500 was on deposit with OSM for reclamation bonds related to our Patterson Mountain mining operations. In addition, we have approximately $1.033 million of cash invested in a certificate of deposit, against which an irrevocable bank letter of credit is written in favor of OSM for the reclamation bonds related to our mine #9 and mine #1 operations and other mining permits acquired from U.S. Coal, Inc.

         We typically sell our coal at a negotiated price pursuant to contracts. The price charged is typically for a specified tonnage amount. We also price sales on a one-day or one-shipment tonnage amount. The price per ton for these types of sales typically fluctuates in direct correlation to the price per ton of coal quoted on the New York Mercantile Exchange, referred to as the "spot price." We intend to reduce the price volatility for our coal by entering long-term supply contracts (contracts in excess of one year) for a majority of our coal production, which generally will provide us a fixed price for our coal over the term of the contract. We will continue to use the spot market to sell surplus coal produced above our long-term contract commitments.

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

         We estimate our cost of commencing mining operations at a new mine is approximately $500,000 to $750,000, including the cost of reclamation bonds. We do not generate sufficient cash from operations to fund new mine development, and our expansion into new mines therefore depends on our ability to raise the required funds through debt or equity offering. If we are not able to raise additional financing or if such financing is not available on acceptable terms, we may be unable to expand our mining operations beyond current production levels.

         Our historical operations prior to April 30, 2003 discussed in this section reflect only the operations of National Coal Corporation, a Tennessee corporation. Prior to April 30, 2003, National Coal Corp., formerly known as Southern Group International, Inc., was a "blank check" company, which is a company that has no specific business plan or purpose or has indicated that its business plan is to engage in a merger or acquisition with an unidentified company or companies. On April 30, 2003, National Coal Corp. consummated a reorganization in which all of the outstanding shares of National Coal Corporation, a privately-held Tennessee corporation, were exchanged for 34,200,000 shares of National Coal Corp. National Coal Corporation was formed in January 2003, and from inception through September 30, 2003, National Coal Corporation was in the development stage with no operating revenue. During the third quarter of 2003, we commenced coal mining operations and, accordingly, are no longer in the development stage. As a result of the reorganization of the group and the commencement of operating activities, our results for the eight months from inception (January 30, 2003) to September 30, 2003 are not comparable to those for the nine months ended September 30, 2004.

CRITICAL ACCOUNTING POLICIES, JUDGMENTS AND ESTIMATES

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

         REVENUE RECOGNITION. Under SEC Staff Accounting Bulletin No. 104, "Revenue Recognition in Financial Statements," we recognize revenue when all of the following criteria are met: (1) persuasive evidence of an arrangement exists, (2) delivery has occurred or services have been rendered, (3) the seller's price to the buyer is fixed or determinable, and (4) collectibility is reasonably assured.

                  MINED COAL. In the case of coal we mine and sell, we negotiate a specific sales contract with each customer, which includes a fixed price per ton, a delivery schedule, and terms for payment. We recognize revenue from sales made pursuant to these contracts at the time of delivery.

                  COAL ROYALTIES. We recognize coal royalty revenues on the basis of tons of coal mined by our lessees. We had one source of royalty revenue pursuant to our agreement with Jenco Capital Corporation. We recognized the final remaining royalties pursuant to our agreement with Jenco in the second calendar quarter of 2004 and don't anticipate any future royalty transactions for the foreseeable future.

         ACCOUNTS RECEIVABLE. Accounts receivable balances are evaluated on a continual basis and allowances are provided for potentially uncollectible accounts based on management's estimate of the collectibility of customer accounts. If the financial condition of a customer were to deteriorate, resulting in an impairment of its ability to make payments, an additional allowance may be required. Allowance adjustments are charged to operations in the period in which the facts that give rise to the adjustments become known.

         ASSET RETIREMENT OBLIGATION. The Surface Mining Control and Reclamation Act of 1977 and similar state statutes require that mine properties be restored in accordance with specified standards and an approved reclamation plan. Significant reclamation activities include reclaiming refuse and slurry ponds, reclaiming the pit and support acreage at surface mines, and sealing portals at deep mines. Reclamation activities that are performed outside of the normal mining process are accounted for as asset retirement obligations in accordance with the provisions of Statement of Financial Accounting Standards, or SFAS, No. 143, "Accounting For Asset Retirement Obligations". We record our reclamation obligations on a mine-by-mine basis based upon current permit requirements and estimated reclamation obligations for such mines as determined by the Office of Surface Mining when we post a predetermined amount of reclamation bonds prior to commencing mining operations. The Office of Surface Mining's estimates of disturbed acreage are determined based on approved mining plans and related engineering data. Cost estimates are based upon estimates approved by OSM based on historical costs. In accordance with SFAS 143, we determine the fair value of our asset retirement obligations using a discounted cash flow methodology based on a discount rate related to the rates of US treasury bonds with maturities similar to the expected life of a mine, adjusted for our credit standing.

         On at least an annual basis, we review our entire reclamation liability and make necessary adjustments for permit changes granted by state authorities, additional costs resulting from accelerated mine closures, and revisions to cost estimates and productivity assumptions, to reflect current experience. At September 30, 2004, we had recorded asset retirement obligation liabilities of approximately $678,000. While the precise amount of these future costs cannot be determined with certainty, as of September 30, 2004, we estimate that the aggregate undiscounted cost of final mine closure is approximately $700,000.

         RESERVES. We do not disclose coal "reserves" in our financial statements. "Reserves," to be so classified, must (i) be based upon reasonably accurate scientific data and professional analysis, (ii) be recoverable (economically and physically), (iii) have a permitted and operating mine facility at the coal location, and (iv) be subject to current sales. We have not satisfied all of these requirements with respect to our coal mineral rights. To record coal reserves, in addition to the other requirements, we would have to engage a geologist to render a professional report indicating the recoverable tonnage on the portions of our property which are permitted and being actively mined.

RECENT ACCOUNTING PRONOUNCEMENTS

         In April 2003, the Financial Accounting Standards Board, or FASB, issued SFAS No. 149, "Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts. SFAS No. 149 clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative, clarifies when a derivative contains a financing component, amends the definition of an underlying to conform it to language used in FASB Interpretation, or FIN, No. 45, and amends certain other existing pronouncements. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. All provisions of the Statement, except those related to forward purchases or sales of "when-issued" securities, should be applied prospectively. We do not currently have any instruments that meet the definition of a derivative, and therefore, the adoption of this Statement has had no effect on our consolidated financial position or results of operations.

         In June 2003, the FASB approved SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have a material impact on our financial position or results of operations.

         In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51." FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity, if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. In December 2003, the FASB issued FIN 46-R (revised December 2003), "Consolidation of Variable Interest Entities" to address certain FIN 46 implementation issues. The effective dates and impact of FIN 46 and FIN 46-R are as follows:

         o Special-purpose entities, or SPEs, created prior to February 1, 2003. We must apply either the provisions of FIN 46 or early adopt the provisions of FIN 46-R at the end of the first interim or annual reporting period ending after December 15, 2003.

         o Non-SPEs created prior to February 1, 2003. We are required to adopt FIN 46-R at the end of the first interim or annual reporting period ending after March 15, 2004.

         o All entities, regardless of whether an SPE, created subsequent to January 31, 2003. The provisions of FIN 46 were applicable for variable interests in entities obtained after January 31, 2003.

         The adoption of the provisions applicable to SPEs and all other variable interests obtained after January 31, 2003 did not have a material impact our consolidated financial position, consolidated results of operations, or liquidity. We believe that the adoption of FIN 46-R will not have a material impact on our financial position or results of operations.

RESULTS OF OPERATIONS

         The following table presents consolidated statement of operations data for each of the periods indicated as a percentage of revenues.

                                                          EIGHT          NINE
                                                          MONTHS        MONTHS
                                                          ENDED         ENDED
                                                         SEP. 30,      SEP. 30,
                                                           2003          2004
                                                         -------       -------

Revenues .........................................           100 %         100 %
Operating expenses:
   Cost of sales and selling expenses ............         217.4          88.1
   General and administrative ....................         497.6          37.0
   Exploration costs .............................           6.1           2.3
   Depreciation, depletion and accretion .........          48.8          14.4
   Amortization ..................................         109.1           2.9
                                                         -------       -------
     Total operating expenses ....................         878.9         144.7
                                                         -------       -------
Loss from operations .............................        (778.9)        (44.7)
                                                         -------       -------
Other income (expense):
   Gain on sale of marketable securities .........          --            --
   Other income (expense), net ...................          14.3          --
   Financing fees ................................          --            (3.0)
   Interest expense ..............................         (80.5)         (7.7)
                                                         -------       -------
Net loss .........................................        (845.2)%       (55.4)%
                                                         =======       =======

     COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 2004 AND EIGHT MONTHS ENDED SEPTEMBER 30, 2003

         REVENUES

                                  EIGHT MONTHS       NINE MONTHS
                                      ENDED              ENDED
                                  SEPTEMBER 30,      SEPTEMBER 30,      PERCENT
                                       2003              2004           CHANGE
                                  ------------       ------------       -------

Coal sales .................      $   205,713        $ 9,873,935            *
Royalties receipts .........           85,925            103,403          20.3%
Other revenue ..............             --               26,547            --
                                  -----------        -----------            --
   Total revenues ..........      $   291,638        $10,003,885            *
----------
* Not meaningful

         We experienced relatively flat coal sales for the three month period ended September 30, 2004 compared to the three month period ended June 30, 2004. For the three months ended September 30, 2004, we had a total of seven customers, two of which accounted for approximately 62% of our sales. These sales were made pursuant to short term contracts to deliver each customer 100,000 tons of coal during a one-year period. The royalty receipts for the nine months ended September 30, 2004 were the result of the recognition of deferred revenue relating to our sale in August 2003 for $250,000 of royalty rights relating to coal mined on the Smoky Mountain portion of our New River Tract property. We will not recognize any more royalty revenue pursuant to this transaction.

         OPERATING EXPENSES

              COST OF SALES AND SELLING EXPENSES

                                      EIGHT MONTHS       NINE MONTHS
                                          ENDED             ENDED
                                      SEPTEMBER 30,     SEPTEMBER 30,    PERCENT
                                           2003             2004         CHANGE
                                      ------------      ------------     -------

Cost of sales and
   selling expenses..........         $     633,988     $  8,815,357        *
----------
* Not meaningful

         There were no cost of sales and selling expenses prior to the second quarter 2003. For the nine-month period ended September 30, 2004, these expenses consisted primarily of salary, benefits and other compensation costs paid directly to miners of approximately $2,241,000, and direct costs paid to third party vendors whose goods and services were directly used in the process of producing coal inventory, which included coal purchases of $1,638,000, equipment leases and maintenance expenses of $962,600, blasting expenses of $260,900, fuel costs of $470,100, parts and supplies of $709,700, and hauling costs of $712,100. For the eight months ended September 30, 2003, our total cost of sales and selling expenses consisted primarily of salary, benefits and other compensation costs paid directly to miners who were preparing a mine for production which commenced in July 2003.

              GENERAL AND ADMINISTRATIVE EXPENSES

                                      EIGHT MONTHS       NINE MONTHS
                                          ENDED             ENDED
                                      SEPTEMBER 30,     SEPTEMBER 30,    PERCENT
                                           2003             2004         CHANGE
                                      ------------      ------------     -------

General and administrative
   expenses....................      $   1,451,233     $   3,698,657      154.9%

         General and administrative expenses primarily include salary, benefits and related expenses; executive, financial, and accounting consulting expenses; legal and outside audit professional fees; insurance expenses; and travel and travel related expenses. The increase in general and administrative expenses in the 2004 period is primarily attributable to an increase in salary, benefits and related expenses of $1,542,200, partially offset by a decrease in consulting fees of $476,600. This occurred as we transitioned from our initial start-up phase in the eight month period ended September 30, 2003, during which we used consultants, to on-going operations conducted by employees in 2004. Additionally, legal and other professional fees increased $247,900 from $28,600 for the eight months ended September 30, 2003 to $276,500 for the nine months ended September 30, 2004.

         EXPLORATION COSTS

                                      EIGHT MONTHS       NINE MONTHS
                                          ENDED             ENDED
                                      SEPTEMBER 30,     SEPTEMBER 30,    PERCENT
                                           2003             2004         CHANGE
                                      ------------      ------------     -------

Exploration costs..............      $      17,779     $     227,077        *
----------
* Not meaningful

         For the nine month period ended September 30, 2004, we incurred exploration and development costs of $227,077 for fees paid to professional geological and exploration experts. For the eight months ended September 30, 2003, we had nominal exploration and development expenses of $17,779.

         DEPRECIATION, DEPLETION AND ACCRETION EXPENSE

                                      EIGHT MONTHS       NINE MONTHS
                                          ENDED             ENDED
                                      SEPTEMBER 30,     SEPTEMBER 30,    PERCENT
                                           2003             2004         CHANGE
                                      ------------      ------------     -------

Depreciation, depletion and
    accretion expense..........      $     142,203     $   1,438,162       911%

         The increase in depreciation, depletion and accretion expense is primarily attributable to the acquisition of fixed assets, as well as the recognition of estimated depletion expenses and accretion expenses related to our coal mining activities and reclamation liabilities.

         AMORTIZATION EXPENSE

                                      EIGHT MONTHS       NINE MONTHS
                                          ENDED             ENDED
                                      SEPTEMBER 30,     SEPTEMBER 30,    PERCENT
                                           2003             2004         CHANGE
                                      ------------      ------------     -------

        Amortization expense...      $     318,145     $     289,656      (9.0)%

         The decrease in amortization expense is mainly attributable to amortization expense related to financing fees paid in conjunction with our issuance of convertible notes in March 2003 having been fully amortized by the end of the first quarter 2004 offset by an increase of $220,493 due to the amortization of the beneficial conversion feature of the principal and warrants for the debt issued in August 2004.

         OTHER INCOME (EXPENSE)

                                      EIGHT MONTHS       NINE MONTHS
                                          ENDED             ENDED
                                      SEPTEMBER 30,     SEPTEMBER 30,    PERCENT
                                           2003             2004         CHANGE
                                      ------------      ------------     -------

Other income (expense), net....      $      41,792     $       5,707     (86.3)%
Financing fees.................               --            (303,571)       --
Interest expense...............           (234,813)         (707,566)      201%
                                     -------------     -------------
   Total other income (expense)           (193,021)    $  (1,005,430)      421%

         The decrease in other income (expense), net, is due to the gain on sale of securities in the second quarter of 2003, which did not occur in the 2004 period. The incurrence of financing fees in the 2004 period is attributable to a debt financing in the second quarter of 2004 and the capital raising transaction completed in the third quarter 2004. The increase in interest expense is attributable to one extra month of interest charge and an increase in indebtedness during the 2004 period.

RELATED PARTY TRANSACTIONS

         In September 2004, we repaid $150,000 of principal and $3,300 of accrued and unpaid interest to the former Chairman and current board member. This debt was outstanding since February 2003.

LIQUIDITY AND CAPITAL RESOURCES

         As of September 30, 2004, we had cash and cash equivalents of approximately $5,809,000. As of September 30, 2004, we had negative working capital of approximately $949,000, not accounting for $1,763,940 of debt discount pursuant to the beneficial conversion feature of the convertible notes issued in August 2004, and stockholders' equity of approximately $13,678,100. We expect a significant use of cash during the balance of fiscal 2004 and fiscal 2005 as we continue to expand our coal mining operations. We anticipate that our current cash reserves plus cash we expect to generate from operations will be sufficient to fund our operational expenditures for the next twelve months. If we acquire additional assets and/or mining operations, however, we will require additional equity or debt financing, the amount and timing of which will depend in large part on our spending program. For instance, our pending acquisition of coal mining rights, leases and permits from Appalachian Fuels, LLC is expected to require approximately $19 million. If additional funds are raised through the issuance of equity securities, the current stockholders may experience dilution. Furthermore, there can be no assurance that additional financing will be available when needed or that if available, such financing will include terms favorable to our stockholders. If such financing is not available when required or is not available on acceptable terms, we may be unable to take advantage of business opportunities or respond to competitive pressures, any of which could have a material adverse effect on our business, financial condition and results of operations.

         CASH FLOWS

         We currently satisfy our working capital requirements primarily through cash flows generated from operations and sales of equity and debt securities. For the nine months ended September 30, 2004, we had a net increase in cash of approximately $5,808,000. Cash flows from operating, financing and investing activities for the eight months ended September 30, 2003 and the nine months ended September 30, 2004 are summarized in the following table:

                                                EIGHT MONTHS        NINE MONTHS
                                                    ENDED              ENDED
                                                SEPTEMBER 30,      SEPTEMBER 30,
ACTIVITY:                                           2003               2004
------------------------------------------      ------------       ------------

Operating activities .....................      $ (1,398,440)      $ (3,380,777)
Investing activities .....................        (1,990,879)       (11,222,483)
Financing activities .....................         3,411,506         20,411,433
                                                ------------       ------------
  Net increase (decrease) in cash ........      $     22,817       $  5,808,173

         The net cash used in operating activities of $3,380,777 during the nine months ended September 30, 2004 was primarily the result of the net loss of $5,470,453 and increases in receivables of $638,938, inventory of $149,861, and deferred revenue of $39,313 as we increased coal production during the period, partially offset by an increase in accounts payable and accrued liabilities of $43,943, prepaid and other of $27,850 and non-cash expenses of $2,845,995. The non-cash expenses during the period included $677,531 of non-cash compensation expense related to the issuance of stock options with an exercise price below the closing price of the Company's common stock on the date of grant, and $226,573 of non-cash expense for the issuance of common stock and warrants in consideration of interest payments and for accrued salary and services.

         The net cash used in operating activities of $1,398,440 during the eight months ended September 30, 2003 was primarily the result of our substantial operating costs exceeding revenues, offset primarily by an increase in accounts payable and accrued liabilities of $307,181 and non-cash expenses of $804,948, of which $318,145 was recognition of amortization expense, and $191,000 was non-cash impairment of acquired assets, and $153,500 was non-cash expense for the issuance of common stock for services.

         The $11,222,483 of cash used in investing activities during the nine months ended September 30, 2004 was due primarily to $7,126,883 for the purchase of land, mining assets and other equipment and vehicles, primarily from the purchase from U.S. Coal, Inc., $1,033,600 deposited with a bank as collateral for reclamation bonds used for mine #9 and other mining assets acquired from U.S. Coal, Inc. in April 2004, $2,977,000 in deposits for mining equipment and potential land purchase, and $85,000 of prepaid royalty in advance of royalties to be paid on property we lease and expect to mine within a few years. For the eight months ended September 30, 2003, $1,990,879 of cash used in investing activities resulted primarily from $1,307,917 for the acquisition of coal and mineral rights, and $425,462 for the acquisition of mining equipment, and $257,500 paid to OSM for reclamation bonds used for surface mine #2 , in September 2003.

         The net cash provided by financing activities of $20,441,433 during the nine months ended September 30, 2004 was primarily the result of $7,725,000 raised from sales of debt securities, and $13,194,650 net amount raised from the sale of common stock and Series A convertible preferred stock, offset primarily by $560,000 paid on related party debt and $458,803 paid on capital leases. The net cash provided by financing activities of $3,441,506 during the eight months ended September 30, 2003 was primarily the result of $4,036,217 raised from sales of debt and equity securities.

        SALE OF PREFERRED STOCK AND WARRANTS

         On August 31, 2004, we sold $16,030,000 of Series A 5% convertible preferred stock and common stock purchase warrants in private placement financings in separate transactions. We issued a total of 1,068.67 shares of
Series A Convertible Preferred Stock, at $15,000 per share, for cash consideration of approximately $11.3 million and cancellation of $4.725 million of our senior secured promissory notes. Dividends on the preferred stock initially accrue at a rate of five percent (5%) per annum and shall be cumulative from the date of issuance. Until paid, the right to receive dividends on the preferred stock shall accumulate, and shall be payable in cash on June 30 and December 31 of each year, commencing on December 31, 2004. Each share of Series A convertible preferred stock is convertible into 10,000 shares of common stock. For each share of Series A convertible preferred stock, the investors also were issued two-year warrants to purchase 2,000 shares of common stock at an exercise price of $2.10 per share. For the three month period ended September 30, 2004, we recognized $65,877 of accrued and unpaid dividends.

         On August 31, 2004, the closing price of our common stock on the NASDAQ Over-the-Counter Bulletin Board was $2.35. Since this closing price exceeded the $1.50 conversion price of the Series A preferred stock, and exceeded the $2.10 exercise price for the warrants, we recognized a one-time constructive dividend of $10,762,676 pursuant to the calculation of the beneficial conversion value for both the issuance of the preferred stock and the attached warrants with conversion prices below the market price of the common stock. The beneficial conversion value of the warrants was calculated using a Black-Scholes pricing model and a risk-free rate of 3.5% and stock volatility of 48%.

         SALE OF CONVERTIBLE PROMISSORY NOTES

         On August 31, 2004, we issued $3,000,000 of convertible promissory notes to Crestview Capital Master LLC, an entity controlled by Crestview Capital Funds and SDS Capital Group SPC, Ltd. Prior to maturity, the convertible promissory notes may be converted into units consisting of our Series A convertible preferred stock and common stock purchase warrants, at a price of $15,000 per unit. Each unit consists of one share of Series A convertible preferred stock and two-year warrants to purchase up to 2,000 shares of common stock at an exercise price of $2.10 per share.

         On August 31, 2004, the closing price of our common stock on the NASDAQ Over-the-Counter Bulletin Board was $2.35. Since this closing price exceeded the $1.50 conversion price of the convertible promissory notes, and exceeded the $2.10 exercise price for the warrants to be issued upon conversion of the notes, we recognized $220,493 of amortization expense for the quarter ended September 30, 2004 pursuant to the calculation of the beneficial conversion value for both the issuance of the debt and the attached warrants below market prices. The $1,700,000 beneficial conversion value for the debt was calculated based on the number of common shares issuable upon conversion of the Series A preferred stock issuable upon conversion of the principal amount of the debt, multiplied by the difference between the conversion price and the market price for the common stock, or $0.85, and will be amortized on a straight line basis over the nine-month term of the notes. The $284,433 beneficial conversion value of the warrants was calculated using a Black-Scholes pricing model and a risk-free rate of 3.5%, stock volatility of 48%, and will be amortized on a straight line basis over the nine-month term of the notes.

         CONTRACTUAL OBLIGATIONS

         The following summarizes our contractual obligations at September 30, 2004 and the effects such obligations are expected to have on liquidity and cash flow in future periods:

                                               PAYMENTS DUE BY PERIOD
                         ----------------------------------------------------------------
                                      LESS THAN 1      1-3          3-5          AFTER
                            TOTAL        YEAR         YEARS        YEARS        5 YEARS
----------------------   ----------   ----------   ----------   ----------   ------------
Notes payable ........   $5,965,216   $5,965,216   $     --     $     --     $       --
Operating leases .....      127,000      127,000         --           --             --
Property leases ......         --           --           --           --             --
Employment obligations    1,799,000    1,709,000       90,000         --             --
                         ----------   ----------   ----------   ----------   ------------
  Total contractual
     obligations .....   $7,891,216   $7,801,216   $   90,000   $     --     $       --
                         ==========   ==========   ==========   ==========   ============

         Our notes  payable at September  30, 2004  consisted  of the  following
(before  reduction  for  the  unamortized   beneficial  conversion  discount  of
$1,763,940 on the convertible notes):

                                                                   AMOUNT DUE AT
                                                                   SEPTEMBER 30,
PROMISSORY NOTES                                                        2004
--------------------------------------------------                 -------------

Convertible  notes  payable  dated March 24, 2003,
12% interest,  payable with accrued  interest upon
the  earlier of March 25,  2005 and the closing of
certain    financing,    merger   or   disposition
activities........................................                   $ 2,694,902

Note  payable  dated   September  25,  2003,   12%
interest,  payable with accrued  interest upon the
earlier  of  March  25,  2005 and the  closing  of
certain    financing,    merger   or   disposition
activities........................................                        75,000

Note  payable  dated   September  30,  2003,   12%
interest,  payable with accrued  interest upon the
earlier  of  March  25,  2005 and the  closing  of
certain    financing,    merger   or   disposition
activities........................................                       195,314

Notes payable to Crestview  Capital Master LLC and
SDS Capital Group SPC, Ltd.  dated August 31, 2004
(with respect to 3,000,000 of  indebtedness).  The
interest rate is 8% per annum.  These notes mature
on May 31, 2005...................................                     3,000,000
                                                                     -----------

     Total........................................                   $ 5,965,216
                                                                     ===========

         We rent mining equipment pursuant to operating lease agreements, and made lease payments totaling $227,485 during the three months ended September 30, 2004.

         In September 2004, we purchased an office building in Knoxville, Tennessee, for $690,000, which is the new location of our corporate operations.

         In October 2004, Crestview Capital Master, LLC converted the remaining $2,694,902 of Convertible Notes into 5,389,804 shares of common stock (SEE CHART ABOVE).

OFF-BALANCE SHEET ARRANGEMENTS

         At September 30, 2004 and 2003, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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

                          RISKS RELATED TO OUR BUSINESS

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

         We were formed to create a regional coal producer in Tennessee. We had no revenues from inception until the third quarter 2003 when we began mining operations. We are not profitable and have a limited operating history. We must be regarded as a risky venture with all of the unforeseen costs, expenses, problems, risks and difficulties to which such ventures are subject.

         Our coal sales for the first nine months of 2004 were approximately $9,873,935. There is no assurance that we can achieve greater sales or maintain profitable sales. We expect that many coal producers could produce and sell coal at cheaper prices per ton than our production cost rates, which could adversely affect our revenues and profits, if any. There is no assurance that we will ever operate profitably. There is no assurance that we will generate continued revenues or any profits, or that the market price of our common stock will be increased thereby.

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

THE LOSS OF, OR CONFLICTS WITH, KEY MANAGEMENT PERSONNEL COULD ADVERSELY AFFECT OUR BUSINESS.

         We are heavily dependent upon the skills, talents, and abilities of our executive officers and board of directors, as well as our consultants, to implement our business plan. Given the intense competition for qualified management personnel in our industry, the loss of the services of any key management personnel may significantly and detrimentally affect our business and prospects. There is no assurance that we will be able to retain these personnel, and it may be time consuming and costly to recruit qualified replacement personnel.

         Certain conflicts of interest may exist between our officers, directors and us. Although management's time is devoted to our business, some of our officers and directors have other business interests to which they devote their attention, and they may be expected to continue to do so. As a result, conflicts of interest may arise that can be resolved only through the exercise of prudent judgment consistent with such officers' and directors' fiduciary duties to us. We may, from time to time, find that the inability of our directors and other officers to devote their complete attention to our business results in a delay in progress toward implementing our business plan, and detrimentally affects our business.

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

         Coal producers depend upon rail, barge, trucking, overland conveyor and other systems to deliver coal to its customers. While U.S. coal customers typically arrange and pay for transportation of coal from the mine to the point of use, disruption of these transportation services because of weather-related problems, strikes, lock-outs or other events could temporarily impair our ability to supply coal to our customers and thus could adversely affect our results of operations.

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

OUR FUTURE SUCCESS DEPENDS UPON OUR ABILITY TO CONTINUE ACQUIRING AND DEVELOPING COAL RESERVES THAT ARE ECONOMICALLY RECOVERABLE.

         Our recoverable reserves will decline as we produce coal. We have not yet applied for the permits required or developed the mines necessary to use all of the coal deposits under our mineral rights. Furthermore, we may not be able to mine all of our coal deposits as profitably as we do at our current operations. Our future success depends upon our conducting successful exploration and development activities and acquiring properties containing economically recoverable coal deposits. Our current strategy includes increasing our coal deposits base through acquisitions of other mineral rights, leases, or producing properties and continuing to use our existing properties. Additionally, the federal government limits the amount of federal land that may be leased by any company to 150,000 acres nationwide. As of September 30, 2004, we leased no acres from the federal government. The limit could restrict our ability to lease significant federal lands.

         Our planned development and exploration projects and acquisition activities may not result in the acquisition of significant additional coal deposits and we may not have continuing success developing additional mines. Our mining operations are conducted on mineral rights owned and/or leased by us. Because title to most of our mineral rights are not thoroughly verified until a permit to mine the property is obtained, our right to mine some of our leased coal deposits may be materially adversely affected, if defects in title or boundaries exist. In addition, in order to develop our coal deposits, we must receive various governmental permits. We cannot predict whether we will continue to receive the permits necessary for us to operate profitably in the future.

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

OUR  OPERATIONS  COULD BE  ADVERSELY  AFFECTED IF WE FAIL TO  MAINTAIN  REQUIRED
BONDS.

         Federal and state laws require bonds or cash deposits to secure our obligations to reclaim lands used for mining, to pay federal and state workers' compensation, to secure coal lease obligations and to satisfy other miscellaneous obligations. As of September 30, 2004, we had $257,500 in cash deposited with the Department of the Interior for post-mining reclamation pursuant to one mining permit for our surface mine #2, and we have $1.034 million of cash invested in certificates of deposit, against which letter of credits are written in favor of the U.S. Department of the Interior, Office of Surface Mining, or OSM, for the reclamation bonds related to our mine #9 and other and mines and mining assets acquired from U.S. Coal, Inc. Reclamation bonds are typically renewable on a yearly basis, if they are not posted with cash. Our failure to maintain, or inability to acquire, bonds that are required by state and federal law would have a material adverse effect on us. That failure could result from a variety of factors including the following:

         o lack of availability, higher expense or unfavorable market terms of new bonds;

         o restrictions on the availability of collateral for current and future third-party bond issuers under the terms of our indenture or new credit facility; and

         o the exercise by third-party bond issuers of their right to refuse to renew the bonds.

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

                        RISKS RELATED TO OUR COMMON STOCK

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

THE SALE OF OUR COMMON STOCK ON THE OVER-THE-COUNTER BULLETIN BOARD AND THE POTENTIAL DESIGNATION OF OUR COMMON STOCK AS A "PENNY STOCK" COULD IMPACT THE TRADING MARKET FOR OUR COMMON STOCK.

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

WE DO NOT FORESEE PAYING DIVIDENDS IN THE NEAR FUTURE.

         We have not paid dividends on our common stock and do not anticipate paying such dividends in the foreseeable future. We are restricted from making cash dividend payments on our common stock under the terms of our Series A convertible preferred stock.

OUR ISSUANCE OF FURTHER STOCK MAY RESULT IN THE LOSS OF CONTROL BY PRESENT MANAGEMENT AND SHAREHOLDERS.

         We may issue further shares as consideration for cash, assets or services out of our authorized but not issued common stock that could, upon issuance, represent a majority of our voting power and equity. The result of such an issuance would be that those new shareholders and management would control us, and unknown persons could replace our management at that time. Such an occurrence would result in a greatly reduced percentage of ownership of us by our current shareholders.

WE OPERATE IN AN INDUSTRY THAT IS SUBJECT TO SIGNIFICANT FLUCTUATIONS IN OPERATING RESULTS FROM QUARTER TO QUARTER, THAT MAY RESULT IN UNEXPECTED REDUCTIONS IN REVENUE AND STOCK PRICE VOLATILITY.

         Factors that may influence our quarterly operating results include:

         o        the worldwide demand for coal;

         o        the price of coal;

         o        the supply of coal and other competitive factors;

         o        the costs to mine and transport coal;

         o        the ability to obtain new mining permits;

         o        the costs of reclamation of previously mined properties; and

         o        industry competition.

         Due to these factors, it is possible that in some quarters our operating results may be below our shareholders' expectations and those of public market analysts. If this occurs, the price of our common stock would likely be adversely affected.

OUR STOCK PRICE MAY DECREASE, WHICH COULD ADVERSELY AFFECT OUR BUSINESS AND CAUSE OUR SHAREHOLDERS TO SUFFER SIGNIFICANT LOSSES.

         The following factors could cause the market price of our common stock to decrease, perhaps substantially:

         o the failure of our quarterly operating results to meet expectations of investors or securities analysts;

         o adverse developments in the financial markets, the coal and energy industries and the worldwide or regional economies;

         o        interest rates;

         o        changes in accounting principles;

         o        sales of common stock by existing security holders;

         o        announcements of key developments by our competitors; and

         o        the   reaction   of  markets   and   securities   analysts  to
                  announcements and developments involving our company.

IF WE NEED TO SELL OR ISSUE ADDITIONAL SHARES OF COMMON STOCK OR ASSUME ADDITIONAL DEBT TO FINANCE FUTURE GROWTH, OUR SHAREHOLDERS' OWNERSHIP COULD BE DILUTED OR OUR EARNINGS COULD BE ADVERSELY IMPACTED.

         Our business strategy may include expansion through internal growth, by acquiring complementary businesses, or by establishing strategic relationships with targeted customers. In order to do so or to fund our other activities, we may issue additional equity securities that could dilute our shareholders' stock percentage ownership. We may also assume additional debt and incur impairment losses related to goodwill and other tangible assets if we acquire another company and this could negatively impact our results of operations.

OFFICERS AND  DIRECTORS OWN A  SIGNIFICANT  PORTION OF OUR COMMON  STOCK,  WHICH
COULD  LIMIT  OUR  SHAREHOLDERS'   ABILITY  TO  INFLUENCE  THE  OUTCOME  OF  KEY
TRANSACTIONS.

         As of October 31, 2004, our officers and directors and their affiliates owned approximately 44.7% of our outstanding voting shares. As a result, our officers and directors are able to exert considerable influence over the outcome of any matters submitted to a vote of the holders of our common stock, including the election of our Board of Directors. The voting power of these shareholders could also discourage others from seeking to acquire control of us through the purchase of our common stock, which might depress the price of our common stock.

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

         Members of the company's management, including our Chief Executive Officer and President, Jon Nix, and Chief Financial Officer, Robert Chmiel, have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2004, the end of the period covered by this report. Based upon that evaluation, Messrs. Nix and Chmiel concluded that our disclosure controls and procedures are effective in causing material information to be recorded, processed, summarized and reported by our management on a timely basis and to ensure that the quality and timeliness of our public disclosures complies with our SEC disclosure obligations.

         There were no significant changes in our internal control over financial reporting or in other factors that could significantly affect the internal control over financial reporting after the date of our most recent evaluation.

                                     PART II

                                OTHER INFORMATION

ITEM 6.  EXHIBITS

         THE FOLLOWING EXHIBITS ARE FILED AS PART OF THIS REPORT:

                  EXHIBIT
                  NUMBER   DESCRIPTION
                  -------  -----------

                  10.1 Asset Purchase Agreement by and between National Coal Corporation and Robert Clear Coal Corporation, dated October 26, 2004. (1)

                  10.2 Coal Supply Agreement by and between National Coal Corporation and East Kentucky Power Cooperative, Incorporated, dated October 6, 2004. Portions of this exhibit have been omitted pursuant to a request for confidential treatment and have been filed separately with the United States Securities and Exchange Commission.

                  10.3 Preferred Stock and Warrant Purchase Agreement by and between National Coal Corp. and the persons listed on
                           Schedule I thereto, with respect to Registrant's Series A Cumulative Convertible Preferred Stock and Warrants to Purchase Common Stock, dated August 31, 2004, including Form of Warrant. (1)

                  10.4 Investor Rights Agreement by and between National Coal Corp. and the Purchasers listed on Schedule I thereto, dated August 31, 2004. (1)

                  10.5 Preferred Stock and Warrant Purchase Agreement by and between National Coal Corp. and CD Investment Partners, Ltd., with respect to Registrant's Series A Cumulative Convertible Preferred Stock and Warrants to Purchase Common Stock, dated August 31, 2004. (1)

                  10.6 Warrant, dated August 31, 2004, issued by National Coal Corp. to CD Investment Partners, Ltd. pursuant to the Preferred Stock and Warrant Purchase Agreement by and between National Coal Corp .and CD Investment Partners, Ltd., with respect to Registrant's Series A Cumulative Convertible Preferred Stock and Warrants to Purchase Common Stock, dated August 31, 2004. (1)

                  10.7 Investor Rights Agreement by and between National Coal Corp. and CD Investment Partners, Ltd., dated August 31, 2004. (1)

                  10.8 Note Purchase Agreement by and between National Coal Corp. and the persons listed on Schedule I thereto, with respect to Registrant's 8% Convertible Promissory Notes, dated August 31, 2004, including Form of 8% Convertible Promissory Note and Form of Common Stock Purchase Warrant. (1)

                  10.9 Investor Rights Agreement by and between National Coal Corp. and Crestview Capital Master, LLC and SDS Capital Group SPC, Ltd., dated August 31, 2004. (1)

                  10.10 Employment Agreement by and between National Coal Corporation and Jon E. Nix, dated July 1, 2004. (1)

                  10.11 Employment Agreement by and between National Coal Corporation and Robert Chmiel, dated July 1, 2004.
                           (1)

                  31.1 Certificate of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934, as amended. (1)

                  31.2 Certificate of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934, as amended. (1)

                  31.3 Certificate of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities and Exchange Act of 1934, as amended.
                           (1)

                  ----------
                  (1) Filed as an exhibit to the Company's Registration Statement on Form SB-2, filed November 1, 2004.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         NATIONAL COAL CORP.


Date: November 18, 2004                   /s/ Robert Chmiel
                                         ----------------------------
                                    By:        Robert Chmiel
                                    Its: Chief Financial Officer
                                         (Principal Financial and
                                         Accounting Officer)