Form 10KSB/A
period 2003-12-31
NATIONAL COAL CORP
filed 2004-12-10
CIK 1089575

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10-KSB/A
                                 Amendment No. 2

 [X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
     Act of 1934

                   For the fiscal year ended December 31, 2003

 [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934

                         Commission File Number 0-26509

                 ----------------------------------------------
                            NATIONAL COAL CORPORATION
                 ----------------------------------------------
        (Exact name of small business issuer as specified in its charter)

                       SOUTHERN GROUP INTERNATIONAL, INC.
           ----------------------------------------------------------
                                  (Former name)

            Florida                                            65-0601272
-------------------------------                         ------------------------
(State or other jurisdiction of                         (IRS Employer ID Number)
 incorporation or organization)

                 8913 George Williams Road, Knoxville, TN 37923
                 ----------------------------------------------
                    (Address of principal executive offices)

                                 (865) 690-6900
                            Issuer's Telephone Number


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

                              Yes: [X]   No: [_]

As of March 23, 2004, the issuer had 42,552,162 shares of common stock, par value $.0001 per share issued and outstanding.

                                EXPLANATORY NOTE

         We are filing this Annual Report on Form 10-KSB/A for the year ended December 31, 2003 (the "Amended Annual Report"), to amend our Annual Report on Form 10-KSB for the year ended December 31, 2003 (the "Original Annual Report"), which was originally filed with the Securities and Exchange Commission (the "SEC") on March 29, 2003, and amended by our Form 10-KSB/A filed March 31, 2004. This Amended Annual Report amends Item 8a "Controls and Procedures," Exhibit 31.1, "Certification pursuant to Section 302 of the Sarbanes Oxley Act of 2003 (Jon Nix)," and Exhibit 31.2, "Certification pursuant to Section 302 of the Sarbanes Oxley Act of 2003 (Robert Chmiel)."

         The Company is filing this Amended Annual Report in response to comments received from the SEC regarding the Company's Original Annual Report. The Amended Annual Report revises various disclosures as follows: with respect to Item 8a "Controls and Procedures" to provide disclosure of the conclusions of our principal executive officer and principal financial officer regarding the effectiveness of our disclosure controls and procedures as of the end of the period covered by the Original Annual Report, and to correct the standard regarding changes to our internal control over financial reporting; and with respect to Exhibit 31.1, "Certification pursuant to Section 302 of the Sarbanes Oxley Act of 2003 (Jon Nix)" and Exhibit 31.2 "Certification pursuant to Section 302 of the Sarbanes Oxley Act of 2003 (Robert Chmiel)" to conform the certifications to the requirements of Item 601of Regulation S-B of the Securities and Exchange Act of 1934. This Amended Annual Report also includes the consent of our Independent Public Accountants to the incorporation of their report included herein into our previously filed Registration Statement on Form S-8 (File No. 333-115649). The revisions have no impact on any amounts reported in our statement of operations. Unless otherwise stated, all information contained in this amended Annual Report is as of March 31, 2004.

                                TABLE OF CONTENTS

PART I                                                                      PAGE
------                                                                      ----

     Item 1.   Description of Business                                         1
     Item 2.   Description of Property                                        23
     Item 3.   Legal Proceedings                                              24
     Item 4.   Submission of Matters to a Vote of Security Holders            24


PART II
-------

     Item 5.   Market for Common Equity and Related Stockholder Matters       25
     Item 6.   Management's Discussion and Analysis or Plan of Operation      26
     Item 7.   Financial Statements                                           44
     Item 8. Changes in and Disagreements With Accountants on Accounting 45 and Financial Disclosure
     Item 8a.  Controls and Procedures                                        45


PART III
--------

     Item 9.   Directors, Executive Officers, Promoters and Control Persons;
               Compliance with Section 16(a) of the Exchange Act              46
     Item 10.  Executive Compensation                                         48
     Item 11.  Security Ownership of Certain Beneficial Owners and Management 49
     Item 12.  Certain Relationships and Related Transactions                 50
     Item 13.  Exhibits and Reports on Form 8-K                               52
     Item 14.  Principal Accountant Fees and Services                         52

SIGNATURES                                                                    54

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

U.S. Coal Production by Supply Region (in million tons)

                                    Historical       Projected

                                    2001             2005              2010             2015              2020
                                    ----             ----              ----             ----              ----
Powder River Basin                   408              410               509              563               632
Central/Southern Appalachia          290              272               286              286               280
Northern Appalachia                  143              131               124              120               128
Illinois Basin                        95              103               102              104               107
Other Western US                     103               99               104              117               118
Lignite                               91              101                96               88                86
Other                                  9                9                 9                8                 8
                                   -----            -----             -----            -----             -----
Total                              1,139            1,125             1,230            1,286             1,359

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

                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

Common Stock

         Our Common Stock trades in the Over The Counter market, through the quotation medium commonly referred to as the "Pink Sheets," under the symbol "NLCP.PK." The following table sets forth, for the periods indicated, the high and low sales prices for our Common Stock:

                                                      High             Low
                                                    -------         --------
Year Ended December 31, 2002
     First Quarter .........................        $  0.60         $  0.50
     Second Quarter ........................              *               *
     Third Quarter .........................              *               *
     Fourth Quarter ........................              *               *


         *There is no reliable information available for these quotes due to the inactivity of the stock during this period.

                                                      High             Low
                                                    -------         --------
Year Ended December 31, 2003
     First Quarter .........................        $  0.60         $  0.50
     Second Quarter ........................           0.60            0.50
     Third Quarter .........................           0.51            0.45
     Fourth Quarter ........................           0.51            0.35

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

                            Number of securities to                                         Number of securities
                            be issued upon exercise      Weighted-average exercise         remaining available for
                            of outstanding warrants         price of outstanding        future issuance under equity
                                  and rights                warrants and rights              compensation plans
-----------------------    --------------------------    ---------------------------    ----------------------------

Equity compensation
plans not approved by
shareholders                  1,762,250                         $ 0.5547                           --
-----------------------    --------------------------    ---------------------------    ----------------------------

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

         The reorganization was recorded as a recapitalization effected by a reverse merger wherein NCC/SGI was treated as the acquiree for accounting purposes, even though it was the legal acquirer. Since SGI was a non-operating entity with limited business activity, goodwill was not recorded. An unaudited pro forma summary of consolidated net liabilities on March 31, 2003 is set forth below:

                                               NCC                  NCC/SGI           Consolidated
                                               ---                  -------           ------------

Cash and equivalents                     $1,220,798                $      227         $ 1,221,025
Other current assets                          5,000                        -                5,000
Other assets                              1,736,510                        -            1,736,510
Notes payable and current liabilities    (3,585,766)                  (13,922)         (3,599,688)
                                         -----------               ----------         -----------
Net liabilities                          $ (623,458)               $  (13,695)        $  (637,153)
                                         ===========               ===========        ===========

         The following unaudited pro forma consolidated results of operations is for the twelve months ended March 31, 2003 and 2002 (which includes NCC activity solely for the period since its inception to March 31, 2003) and assumes the business combination had occurred April 1, 2001:

                                                       Year Ended March 31,
                                                      2003              2002
                                                   ---------         ----------

Revenues ..................................        $   -0-           $  -0-
                                                   =========         ==========
Net income (loss) .........................        $(804,705)        $  (26,039)
                                                   =========         ==========
Net income (loss) per share* ..............        $    (.02)        $     (.00)
                                                   =========         ==========

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


Notes Payable

         Notes payable at December 31, 2003 consisted of the following:

1.   Convertible notes payable dated March 24, 2003, 12% interest,  payable with accrued  interest  upon the earlier of 1) March 25, 2004, or 2) the closing of certain financing, merger or disposition activities.  (Extended to March
     25, 2005)                                                                    $3,194,902

2.   Note payable to a trust owned by an officer  dated  February  20, 2003,  8%
     interest, payable with accrued interest upon the earlier of 1) February 20,
     2008,  or 2) the  closing  of  certain  financing,  merger  or  disposition
     activities.                                                                     150,000

3.   Note payable to an entity  partially  owned by an officer  dated August 27,
     2003,  8% interest,  payable with accrued  interest  upon the earlier of 1)
     February 27, 2004, or 2)  the closing of certain  financing,  merger
     or disposition activities.                                                      250,000

4.   Note payable to an entity  partially  owned by an officer dated October 30,
     2003, 8%  interest, and payable, with accrued interest, upon demand.             25,000

5.   Note payable dated November 7, 2003, 10% interest, payable March 7, 2004.        33,000

6.   Note payable dated November 7, 2003, 10% interest, payable March 7, 2004.        55,000

7.   Note payable dated  September 25, 2003, 12% interest,  payable with accrued interest  upon the earlier of 1) September  25, 2004,  or 2) the closing of
     certain financing, merger or  disposition activities.                            75,000

8.   Note payable dated  September 30, 2003, 12% interest,  payable with accrued interest  upon the earlier of 1) September  30, 2004,  or 2) the closing of
     certain financing, merger or disposition activities.                            195,315

9.   Note payable dated November 7, 2003, 10% interest, payable March 7, 2004.        50,000

10.  Note payable dated November 7, 2003, 10% interest, payable March 7, 2004.        60,000

11.  Note payable to an entity  partially  owned by an officer dated December 1,
     2003, 8%  interest, and payable, with accrued interest, upon demand.             30,000

12.  Note payable to the President/CEO dated December 23, 2003, 8% interest, and
     payable, with accrued interest, upon demand.                                     95,000

13.  Note payable to the President/CEO dated December 24, 2003, 8% interest, and
     payable, with accrued interest, upon demand.                                     10,000
                                                                                  ----------
                                          Total                                   $4,223,217
                                                                                  ==========


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

Item 8a. Controls and Procedures

         We maintain disclosure controls and procedures, which we have designed to ensure that material information related to National Coal Corp., including our consolidated subsidiary, is disclosed in our public filings on a regular basis. In response to recent legislation and proposed regulations, we have reviewed our internal control structure and our disclosure controls and procedures. We believe our disclosure controls and procedures are adequate to enable us to comply with our disclosure obligations.

         Members of the company's management, including our Chief Executive Officer and President, Jon Nix, and Chief Financial Officer, Robert Chmiel, have evaluated the effectiveness of our disclosure controls and procedures, as defined by paragraph (e) of Exchange Act Rules 13a-15 or 15d-15, as of December 31, 2003, the end of the period covered by this report. Based upon that evaluation, Messrs. Nix and Chmiel concluded that our disclosure controls and procedures are effective in causing material information to be recorded, processed, summarized and reported by our management on a timely basis and to ensure that the quality and timeliness of our public disclosures complies with our SEC disclosure obligations.

         There were no changes in our internal control over financial reporting or in other factors identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the fourth quarter ended December 31, 2003 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

23.1     Consent of gordon, Hughes & Banks, LLP.

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

                                                    NATIONAL COAL CORPORATION


Date: December 10, 2004                               /s/ Robert Chmiel
                                                    ----------------------------
                                                    By:  Robert Chmiel
                                                    Its: Chief Financial Officer
                                                        (Principal Financial and
                                                         Accounting Officer)


                                                    Directors:

                                                      /s/ Jon Nix
                                                    ----------------------------
                                                    Jon Nix


                                                    ----------------------------
                                                    Farrald Belote

                                                      /s/ Robert Chmiel
                                                    ----------------------------
                                                    Robert Chmiel

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                            Page
                                                                            ----

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

                 See Notes to Consolidated Financial Statements.

                                      F-5




                            NATIONAL COAL CORPORATION
                      CONSOLIDATED STATEMENT OF CHANGES IN
                            STOCKHOLDERS' DEFICIENCY

                                                 Common Stock                        Additional
                              --------------------------------------------------
                                        NCC                       SGI                 Paid- In      Accumulated
                              --------------------------------------------------
                                 Shares       Amount      Shares        Amount         Capital        Deficit         Total
                                 ------       ------      ------        ------         -------        -------         -----


Inception, January 30, 2003               -         $-             -          $-              $-            $-            $-

 Issuance of stock for
 services                        15,350,000    153,500             -           -               -             -       153,500

 Sale of stock for cash           1,750,000     17,500             -           -               -             -        17,500

 Reorganization April 2003:

    Net liabilities of SGI                -          -     1,887,381         189         177,034      (191,235)      (14,012)
    Issuance of SGI shares to
     NCC shareholders           (17,100,000)  (171,000)   34,200,000       3,420         (23,655)      191,235             -

 Sale of stock for cash                   -          -     1,350,000         135         269,865             -       270,000

 Repurchase and cancellation              -          -      (421,450)        (42)        (21,030)            -       (21,072)

 Net (loss)                               -          -             -           -               -    (3,332,885)   (3,332,885)
                              -------------   ---------   ----------     -------        --------   ------------  ------------

Balance, December 31, 2003               -        $ -     37,015,931     $ 3,702        $402,214   ($3,332,885)  ($2,926,969)
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