Form 10QSB/A
period 2004-03-31
NATIONAL COAL CORP
filed 2004-12-10
CIK 1089575

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB/A
                                 AMENDMENT NO. 1

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

We are filing this Quarterly Report on Form 10-QSB/A for the quarter ended March 31, 2004 (the "Amended Quarterly Report"), to amend our Quarterly Report on Form 10-QSB for the quarter ended March 31, 2004 (the "Original Quarterly Report"), which was originally filed with the Securities and Exchange Commission (the "SEC") on May 14, 2004. The Company is filing this Amended Quarterly Report in response to comments received from the SEC. This Amended Quarterly Report revises Item 3 "Controls and Procedures" to correct the standard regarding our disclosure related to changes to our internal controls over financial reporting. Unless otherwise stated, all information contained in this Form 10-QSB/A is as of May 14, 2004.

                               NATIONAL COAL CORP.

                             INDEX TO FORM 10-QSB/A

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

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         The information contained in this Form 10-QSB/A is intended to update the information contained in our Annual Report on Form 10-KSB for the year ended December 31, 2003 and presumes that readers have access to, and will have read, the "Management's Discussion and Analysis or Plan of Operation" and other information contained in such Form 10-KSB. The following discussion and analysis also should be read together with our condensed consolidated financial statements and the notes to the condensed consolidated financial statements included elsewhere in this Form 10-QSB/A.

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

         There were no changes in our internal control over financial reporting or in other factors identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during our first quarter ended March 31, 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

                                       NATIONAL COAL CORP.


Date: December 9, 2004                 /s/ Robert Chmiel
                                       -----------------------------------------
                                       By:    Robert Chmiel
                                       Its:   Chief Financial Officer
                                              (Principal Financial and
                                              Accounting Officer)