Form 10QSB/A
period 2004-09-30
NATIONAL COAL CORP
filed 2004-12-10
CIK 1089575

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

We are filing this Quarterly Report on Form 10-QSB/A for the quarter ended September 30, 2004 (the "Amended Quarterly Report"), to amend our Quarterly Report on Form 10-QSB for the quarter ended September 30, 2004 (the "Original Quarterly Report"), which was originally filed with the Securities and Exchange Commission (the "SEC") on November 18, 2004. The Company is filing this Amended Quarterly Report in response to comments received from the SEC. This Amended Quarterly Report revises Item 3 "Controls and Procedures" to correct the standard regarding our disclosure related to changes to our internal controls over financial reporting. Unless otherwise stated, all information contained in this Form 10-QSB/A is as of November 18, 2004.


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

         There were no changes in our internal control over financial reporting or in other factors identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during our third quarter ended September 30, 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

                                         NATIONAL COAL CORP.


Date: December 9, 2004                   /s/ Robert Chmiel
                                         ----------------------------
                                    By:  Robert Chmiel
                                    Its: Chief Financial Officer
                                         (Principal Financial and
                                         Accounting Officer)