Form 10KSB/A
period 2003-12-31
NATIONAL COAL CORP
filed 2004-12-16
CIK 1089575

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10-KSB/A
                                 Amendment No. 3

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

                                EXPLANATORY NOTE

         We are filing this Annual Report on Form 10-KSB/A for the year ended December 31, 2003 (the "Amended Annual Report"), to amend our Annual Report on Form 10-KSB for the year ended December 31, 2003 (the "Original Annual Report"), which was originally filed with the Securities and Exchange Commission (the "SEC") on March 29, 2003, and amended by our Form 10-KSB/A filed March 31, 2004, and our Form 10-KSB/A filed December 10, 2004. The Company is filing this Amended Annual Report in response to comments received from the SEC. The Amended Annual Report revises Item 8a "Controls and Procedures," to clarify management's conclusions related to its evaluation of our disclosure controls and procedures. Unless otherwise stated, all information contained in this Amended Annual Report is as of March 31, 2004.

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

Item 8a. Controls and Procedures

         Members of the company's management, including our Chief Executive Officer and President, Jon Nix, and Chief Financial Officer, Robert Chmiel, have evaluated the effectiveness of our disclosure controls and procedures, as defined by paragraph (e) of Exchange Act Rules 13a-15 or 15d-15, as of December 31, 2003, the end of the period covered by this report. Based upon that evaluation, Messrs. Nix and Chmiel concluded that our disclosure controls and procedures are effective.

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

                                                    NATIONAL COAL CORPORATION


Date: December 15, 2004                               /s/ Robert Chmiel
                                                    ----------------------------
                                                    By:  Robert Chmiel
                                                    Its: Chief Financial Officer
                                                        (Principal Financial and
                                                         Accounting Officer)


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