Form 10QSB/A
period 2004-03-31
NATIONAL COAL CORP
filed 2004-12-16
CIK 1089575

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB/A
                                 AMENDMENT NO. 2

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

                              Yes [_]      No  [X]

                                EXPLANATORY NOTE

We are filing this Quarterly Report on Form 10-QSB/A for the quarter ended March 31, 2004 (the "Amended Quarterly Report"), to amend our Quarterly Report on Form 10-QSB for the quarter ended March 31, 2004 (the "Original Quarterly Report"), which was originally filed with the Securities and Exchange Commission (the "SEC") on May 14, 2004 and amended by our Form 10-QSB/A filed December 10, 2004. The Company is filing this Amended Quarterly Report in response to comments received from the SEC. This Amended Quarterly Report revises Item 3 "Controls and Procedures" to clarify management's conclusions regarding its evaluation of our disclosure controls and procedures. Unless otherwise stated, all information contained in this Form 10-QSB/A is as of May 14, 2004.

                                     PART I

ITEM 3.  CONTROLS AND PROCEDURES.

         Members of the company's management, including our Chief Executive Officer and President, Jon Nix, and Chief Financial Officer, Robert Chmiel, have evaluated the effectiveness of our disclosure controls and procedures, as defined by paragraph (e) of Exchange Act Rules 13a-15 or 15d-15, as of March 31, 2004, the end of the period covered by this report. Based upon that evaluation, Messrs. Nix and Chmiel concluded that our disclosure controls and procedures are effective.

         There were no changes in our internal control over financial reporting or in other factors identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during our quarter ended March 31, 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       NATIONAL COAL CORP.


Date: December 15, 2004                 /s/ Robert Chmiel
                                       -----------------------------------------
                                       By:    Robert Chmiel
                                       Its:   Chief Financial Officer
                                              (Principal Financial and
                                              Accounting Officer)