Form 10QSB/A
period 2004-06-30
NATIONAL COAL CORP
filed 2004-12-16
CIK 1089575

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

                              Yes [_]      No  [X]

                                EXPLANATORY NOTE

We are filing this Quarterly Report on Form 10-QSB/A for the quarter ended June 30, 2004 (the "Amended Quarterly Report"), to amend our Quarterly Report on Form 10-QSB for the quarter ended June 30, 2004 (the "Original Quarterly Report"), which was originally filed with the Securities and Exchange Commission (the "SEC") on August 13, 2004, and amended by our Form 10-QSB/A filed December 10, 2004. The Company is filing this Amended Quarterly Report in response to comments received from the SEC. This Amended Quarterly Report revises Item 3 "Controls and Procedures" to clarify management's conclusions regarding its evaluation of our disclosure controls and procedures. Unless otherwise stated, all information contained in this Form 10-QSB/A is as of August 13, 2004.

                                     PART I

ITEM 3.  CONTROLS AND PROCEDURES.

         Members of the company's management, including our Chief Executive Officer and President, Jon Nix, and Chief Financial Officer, Robert Chmiel, have evaluated the effectiveness of our disclosure controls and procedures, as defined by paragraph (e) of Exchange Act Rules 13a-15 or 15d-15, as of June 30, 2004, the end of the period covered by this report. Based upon that evaluation, Messrs. Nix and Chmiel concluded that our disclosure controls and procedures are effective.

         There were no changes in our internal control over financial reporting or in other factors identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during our quarter ended June 30, 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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