Form 10KSB
period 2004-12-31
NATIONAL COAL CORP
filed 2005-03-31
CIK 1089575

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-KSB

[X] Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

                   For the fiscal year ended December 31, 2004

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

         Securities registered under Section 12(b) of the Exchange Act:

                                      NONE

         Securities registered under Section 12(g) of the Exchange Act:

                    COMMON STOCK, PAR VALUE $.0001 PER SHARE

         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                             Yes [X]      No [_]

         Check if there is no  disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB of any amendment to this Form 10-KSB. [_]

         Issuer's Revenues for the fiscal year ended December 31, 2004 were $16,998,912.

         The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked price of such common equity, as of March 29, 2005, was $26,758,271.

         As of March 29, 2005, the issuer had 13,676,820 shares of common stock, par value $.0001 per share, issued and outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      NONE

         Transitional  Small Business  Disclosure Format (check one):
                             Yes [_]      No [X]

================================================================================

                               NATIONAL COAL CORP.
                              INDEX TO FORM 10-KSB

PART I                                                                      PAGE

Item 1.       Description of Business......................................... 3

Item 2.       Description of Property.........................................20

Item 3.       Legal Proceedings...............................................20

Item 4.       Submission of Matters to a Vote of Security Holders.............20


PART II

Item 5.       Market for Common Equity and Related Stockholder Matters........21

Item 6.       Management's Discussion and Analysis or Plan of Operation.......23

Item 7.       Financial Statements

              Report of Independent Registered Public Accounting Firm.........44

              Consolidated Balance Sheet......................................45

              Consolidated Statements of Operations...........................46

              Consolidated Statements of Cash Flows...........................47

              Consolidated Statement of Changes in Stockholders' Equity.......48

              Notes to Consolidated Financial Statements......................49

Item 8.       Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.....................................67

Item 8A.      Controls and Procedures.........................................67

Item 8B       Other Information...............................................67


PART III

Item 9.       Directors, Executive Officers, Promoters and Control Persons;
                 Compliance With Section 16(a) of the Exchange Act............68

Item 10.      Executive Compensation..........................................71

Item 11.      Security Ownership of Certain Beneficial Owners and Management
                 and Related Stockholder Matters..............................76

Item 12.      Certain Relationships and Related Transactions..................80

Item 13.      Exhibits........................................................84

Item 14.      Principal Accountant Fees and Services..........................87


         Except as otherwise indicated, information in this Annual Report on Form 10-KSB reflects a 1-for-4 reverse stock split of our common stock which took effect at the close of business on January 12, 2005.

                                     PART I

         This report, including the sections entitled "Cautionary Statements and Risk Factors," "Management's Discussion and Analysis or Plan of Operation" and "Description of Business," contains "forward-looking statements" that include information relating to future events, future financial performance, strategies, expectations, competitive environment, regulation and availability of resources. These forward-looking statements include, without limitation, statements regarding: proposed new services; our expectations concerning litigation, regulatory developments or other matters; statements concerning projections, predictions, expectations, estimates or forecasts for our business, financial and operating results and future economic performance; statements of management's goals and objectives; and other similar expressions concerning matters that are not historical facts. Words such as "may," "will," "should," "could," "would," "predicts," "potential," "continue," "expects," "anticipates," "future," "intends," "plans," "believes" and "estimates," and similar expressions, as well as statements in future tense, identify forward-looking statements.

         Forward-looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by which, that performance or those results will be achieved. Forward-looking statements are based on information available at the time they are made and/or management's good faith belief as of that time with respect to future events, and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. Important factors that could cause these differences include, but are not limited to:

         o        the worldwide demand for coal;

         o        the price of coal;

         o        the supply of coal and other competitive factors;

         o        the costs to mine and transport coal;

         o        the ability to obtain new mining permits;

         o        the costs of reclamation of previously mined properties;

         o        the risks of expanding coal production;

         o        industry competition;

         o        our ability to continue to execute our growth strategies;

         o        general economic conditions; and

         o other factors discussed under the headings "Cautionary Statements and Risk Factors," "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Description of Business."

         Forward-looking statements speak only as of the date they are made. You should not put undue reliance on any forward-looking statements. We assume no obligation to update forward-looking statements to reflect actual results, changes in assumptions or changes in other factors affecting forward-looking information, except to the extent required by applicable securities laws. If we do update one or more forward-looking statements, no inference should be drawn that we will make additional updates with respect to those or other forward-looking statements.

ITEM 1.  DESCRIPTION OF BUSINESS

                               CORPORATE OVERVIEW

         National Coal Corp. engages principally in the business of mining coal in Eastern Tennessee and Southeastern Kentucky. We own the coal mineral rights to approximately sixty-five thousand (65,000) acres and lease another approximate twelve thousand one hundred (12,100) acres in Tennessee, and own the coal mineral rights to approximately eleven thousand seven hundred (11,700) acres and lease another approximate eighteen thousand two hundred (18,200) acres in Kentucky. We commenced mining coal in July 2003 from a surface mine in Tennessee. At December 31, 2004, we were extracting coal from four deep mines and one surface mine.

         We engage in coal production by locating, assembling, leasing, assessing, permitting and developing coal properties in Eastern Tennessee and Southeastern Kentucky. After obtaining permits from the U.S. Department of the Interior, Office of Surface Mining ("OSM") and posting reclamation bonds, we mine our properties for the extraction of coal minerals, and then sell the coal on a per ton basis at previously negotiated rates, primarily to state run utility companies. The reclamation bonds typically take the form of letters of credit or direct cash deposits with OSM. At December 31, 2004, we had $257,500 on deposit with OSM, had approximately $4.27 million of cash invested in certificates of deposit, against which irrevocable bank letters of credit are written in favor of OSM and had posted a $700,000 letter of credit in favor of OSM secured by our executive office building.

         We typically sell our coal for a specified tonnage amount and at a negotiated price pursuant to short-term and long term contracts. We also price coal sales on a one-day or one-shipment tonnage amount. The price per ton for these types of sales typically fluctuates in direct correlation to the price per ton of coal quoted on the New York Mercantile Exchange, referred to as the "spot price." We intend to continue to reduce the price volatility for our coal by entering long-term supply contracts (contracts in excess of one year) for a majority of our coal production, which generally will provide us a fixed price for our coal over the term of the contract. We will continue to use the spot market to sell surplus coal produced above our long-term contract commitments.

         We also sell coal that we purchase from third party coal producers on a case by case basis. We only enter into these transactions when the price per ton paid to these third party producers is below the price per ton at which we are able to sell the coal, usually from short term contracts. Additionally, when capacity is available, we charge third party coal producers a negotiated price per ton for their use of our load-out facility located in Turley, TN. This load-out facility allows easy, direct access to load previously mined coal onto rail cars for shipment to their customers. We do not expect the sale of coal purchased from third party producers or the rental to third parties of our load-out facility to represent a material portion of our future business.

         During calendar 2004, we made significant advancements towards the realization of our long term business strategy by growing our mining operations through both acquisitions and organic growth. We funded this growth primarily by closing multiple debt and equity financing transactions. As a result of our growth, we had more substantial mining operations as compared to calendar 2003, and as such were able to sign a number of long term contracts with both utility and industrial customers. Our 2004 highlights include:

         ACQUISITIONS:  We acquired the following assets:

         o In April 2004, we acquired from U.S. Coal, Inc., mining permits, a wash plant, a rail load-out facility, and mining equipment for an aggregate purchase price of $4.2 million plus the assumption of certain liabilities;

         o In May 2004, we acquired land from Cumberland Timber Company, LLC for an aggregate purchase price of $631,000 payable in cash and stock;

         o In October 2004, we acquired from Robert Clear Coal Corporation, mining assets including mining permits, a crusher and tipple, and mining equipment for an aggregate purchase price of $5.5 million plus the assumption of certain liabilities and the obligation to replace $3.9 million of the seller's reclamation bonds; and

         o In November 2004, we acquired from Appalachian Fuels, LLC, mining permits, a wash plant, a rail load-out facility, and mining equipment for an aggregate purchase price of $12.5 million plus the assumption of certain liabilities and the obligation to replace $6.5 million of the seller's reclamation bonds.

         FINANCING ACTIVITIES: We raised the following proceeds from debt and equity financings:

         o In February 2004, we raised gross proceeds of $2.75 million from the sale of 1,250,000 shares of common stock;

         o In April and May 2004, we raised gross proceeds of $7.5 million from the sale of debentures and common stock purchase warrants;

         o        In July 2004, we borrowed $663,300 from a bank;

         o In August 2004, we issued $16.0 million of Series A convertible preferred stock and common stock purchase warrants for gross proceeds of $11.3 million in cash proceeds and the cancellation of $4.7 million of the debentures issued in April and May 2004;

         o In August 2004, we raised gross proceeds of $3.0 million from the sale of debentures convertible into Series A preferred stock;

         o In November 2004, we obtained a $21.0 million senior secured credit facility, pursuant to which we immediately borrowed gross proceeds of $15.0 million; and

         o In December 2004, we raised gross proceeds of $3.6 million from the sale of additional Series A convertible preferred stock and common stock purchase warrants upon the exercise of additional purchase rights granted in our August 2004 financing.

         LONG-TERM CONTRACTS. During 2004, we signed six supply contracts with terms of at least one year with 3 utility and 3 industrial customers, pursuant to which we have committed to sell 984,000, 660,000, 600,000, and 120,000 tons of coal during calendar years 2005 through 2008, respectively.

         The coal industry has been highly competitive with very low margins in the past several years. Recently, the surge in prices for natural gas has made coal more competitive with that alternative energy source which has enabled coal-fired power plants, using the latest clean air compliant scrubber technology, to be price competitive with natural gas-fired plants. We believe this has and will continue to cause increased demand for coal for the foreseeable future, resulting in higher prices and improved margins for our product. However, the price of coal is volatile, and there can be no assurances that the price of coal will not drop below current levels. To reduce our exposure to fluctuations in the price of coal, we intend to maintain long term contracts with respect to a majority of our coal production.

         We estimate that our cost of commencing mining operations at a new mine is approximately $500,000 to $750,000, including the cost of reclamation bonds. Presently we do not generate sufficient cash from operations to fund new mine development and our expansion into new mines therefore depends on our ability to raise the required funds through debt or equity offerings. If we are not able to raise additional financing or if such financing is not available on acceptable terms, we may be unable to expand our mining operations beyond current production levels.

         Our historical operations prior to April 30, 2003 reflect only the operations of National Coal Corporation, a Tennessee corporation. Prior to April 30, 2003, National Coal Corp., a Florida corporation formerly known as Southern Group International, Inc., was a "blank check" company, which is a company that has no specific business plan or purpose or has indicated that its business plan is to engage in a merger or acquisition with an unidentified company or companies. On April 30, 2003, National Coal Corp. consummated a reorganization in which all of the outstanding shares of National Coal Corporation, a privately-held Tennessee corporation, were exchanged for 8,549,975 shares of National Coal Corp. a Florida corporation. National Coal Corporation was formed in January 2003, and from inception through June 30, 2003, National Coal Corporation was in the exploration stage with no operating revenue. During the third quarter of 2003, we commenced coal mining operations and, accordingly, are no longer in the exploration stage. As a result of the reorganization of the group and the commencement of operating activities, our results for the eleven months from inception (January 30, 2003) to December 31, 2003 are not comparable to those for the twelve months ended December 31, 2004.

COAL INDUSTRY BACKGROUND

         Coal is one of the world's most abundant, efficient and affordable natural resources, and is used primarily as fuel for the generation of electricity. According to the Energy Information Administration, or EIA, a division of the Department of Energy, greater than 51% of all electricity consumed in the United States in 2003 was generated using coal.

         As the table below indicates, coal fueled more electricity production in the United States in recent years than all other fuel sources combined.

ELECTRICITY FUEL SOURCES (BASED ON NET GENERATION):

                    1990         1995          2001         2002         2003
                 ----------   ----------    ---------    ---------    ---------

Coal.............     52.5%        51.0%        50.9%        50.2%        51.3%
Nuclear..........     19.0         20.1         20.6         20.2         19.8
Hydro............      9.6          9.3          5.8          6.8          7.1
Natural Gas......     12.3         14.8         17.1         17.9         16.3
Other............      6.6          4.8          5.6          4.9          5.5
                 ----------   ----------    ---------    ---------    ---------
    Total........    100.0%       100.0%       100.0%       100.0%       100.0%
                 ==========   ==========    =========    =========    =========
----------
Source: Department of Energy's Energy Information Administration Monthly Energy Review, June 2004.

         The United States is the second largest coal producer in the world, exceeded only by China. Other leading coal producers include Australia, India and South Africa. The United States has the largest coal reserves in the world, with an estimated 250 years of supply based on current usage rates. United States coal reserves are more plentiful than United States oil or natural gas reserves, with coal representing more than 85% of the nation's fossil fuel reserves.

         United States coal production has nearly doubled during the past 30 years. Based on statistics reported by EIA, in 2003, total United States coal production was estimated to be 1.07 billion tons. Approximately 67% of United States coal is produced by surface mining methods, while the remaining 33% is produced by underground mining methods.

         The United States coal industry operates under a highly developed regulatory regime that governs all mining and mine safety activities, including land reclamation, which requires mined lands to be restored in accordance with plans submitted by us and approved by OSM.

     COAL MARKETS

         The EIA expects domestic consumption of coal by electric generators to grow at an annual rate of 1.4% per year from 2001 through 2025, predicated on natural gas price assumptions of $2.88 per million British Thermal Unit, or Btu, in 2005 and $3.30 in 2010. Demand from domestic electric generators accounts for more than 92% of domestic coal consumption. The EIA projects annual coal use growth by electric generators of nearly 400 million tons by 2025.

     U.S. COAL CONSUMPTION BY SECTOR

         Coal is the primary resource used in the United States for the generation of electricity. It is also used by steel companies to make products with furnaces, by industrial users for heat and power generation, and a variety of manufacturing and processing facilities such as paper mills, chemical plants and cement manufacturers. The breakdown of coal consumption by major sector for 2003 and 2002 is as follows:

U.S. COAL PRODUCTION BY MAJOR SECTOR (IN MILLION TONS):

                                    2003                      2002
                          -----------------------    ----------------------
                                          % OF                      % OF
                             TONS         TOTAL        TONS         TOTAL
                          ----------   ----------    ---------    ---------

Electric power plants....     1004.3         91.7%       977.5         91.2%
Industrial plants........       86.2          7.9%        84.4          8.4%
Residential/Commercial...        4.2          0.4%         4.4          0.4%
                          ----------   ----------    ---------    ---------
    Total................    1,094.7        100.0%     1,006.4        100.0%
                          ==========   ==========    =========    =========
----------
Source: Department of Energy's Energy Information Administration, Annual Coal Report 2003.

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

         In addition to expected greater utilization of existing plants, a number of new coal-fueled generating plants have been announced in recent years to meet the United State's needs for inexpensive base-load energy generating capacity.

     REGIONAL COAL MARKETS

         Coal is mined from coalfields throughout the United States, with the major production centers located in the Powder River Basin, Central/Southern Appalachia, Northern Appalachia, the Illinois Basin and in other western coalfields. The breakdown of historical and projected coal production by supply region is as follows:

         U.S. COAL PRODUCTION BY SUPPLY REGION (IN MILLION TONS):

                                     HISTORICAL              PROJECTED
                                   -------------   -----------------------------
                                    2001    2003    2005    2010    2015    2020
                                   -----   -----   -----   -----   -----   -----

Powder River Basin .............     408     400     410     509     563     632
Central/Southern Appalachia ....     290     250     272     286     286     280
Northern Appalachia ............     143     125     131     124     120     128
Illinois Basin .................      95      88     103     102     104     107
Other Western US ...............     194     206     200     200     205     204
Other ..........................       9       2       9       9       8       8
                                   -----   -----   -----   -----   -----   -----
    Total ......................   1,139   1,071   1,125   1,230   1,286   1,359
                                   =====   =====   =====   =====   =====   =====
----------
Source: Energy Information Administration, Annual Energy Outlook 2004.

     We operate in the Central/Southern Appalachia region. The Central/Southern Appalachia region contains coalfields in eastern Kentucky, Tennessee, Alabama, southwestern Virginia, and central and southern West Virginia. Production in Central/Southern Appalachia has decreased from approximately 305 million tons in 1996 to approximately 250 million tons in 2003. Production declined in all major sections of Central/Southern Appalachia except for southern West Virginia, which has grown due to the expansion of more economically attractive surface mines. The region has experienced significant consolidation in the past several years due to modest demand growth and strong competition from western coal. Central/Southern Appalachian operators market approximately 67% of their coal to electric generators, principally in the southeastern United States. Central/Southern Appalachia producers also sell extensively in the export market and to industrial customers. The coal of Central/Southern Appalachia has an average heat content of 12,500 Btu per pound and generally has low sulfur content.

     COAL CHARACTERISTICS

         There are four types of coal: lignite, sub-bituminous, bituminous and anthracite. Each has characteristics that make it more or less suitable for different end uses. In general, coal of all geological composition is characterized by end use as either "steam coal" or "metallurgical coal," sometimes known as "met coal." Steam coal is used by electricity generators and by industrial facilities to produce steam, electricity or both. Metallurgical coal is refined into coking coal, which is used in the production of steel. Heat value and sulfur content, the two most important coal characteristics, determine the best end use of particular types of coal. Our coal is generally characterized as steam coal.

         HEAT VALUE

         The heat value of coal is commonly measured in Btu per pound of coal. Coal found in the eastern and mid-western regions of the United States tends to have a heat content ranging from 10,000 to 15,000 Btu per pound. Most coal found in the western United States ranges from 8,000 to 10,000 Btu per pound. The weight of moisture in coal, as sold, is included in references to Btu per pound of coal in this document, unless otherwise indicated.

         SULFUR CONTENT

         Sulfur content can vary from seam to seam and sometimes within each seam. Coal combustion produces sulfur dioxide, the amount of which varies depending on the chemical composition and the concentration of sulfur in the coal. Low sulfur coal has a variety of definitions, and in this document "low sulfur" is referred to coal with sulfur content of 2.0% or less by weight. Compliance coal refers to coal with a sulfur content of less than 1.2 pounds per million Btu. The strict emissions standards of the Clean Air Act have increased demand for low sulfur coal. We expect continued high demand for low sulfur coal as electric generators meet the current Phase II requirements of the Clean Air Act (1.2 pounds or less of sulfur dioxide per million Btu).

         Sub-bituminous coal typically has lower sulfur content than bituminous coal, but some bituminous coal in Colorado, eastern Kentucky, Tennessee, southern West Virginia and Utah also has low sulfur content.

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

         When some types of coal are super-heated in the absence of oxygen, they form a hard, dry, caking form of coal called "coke". Steel production uses coke as a fuel and reducing agent to smelt iron ore in a blast furnace.

     COAL MINING TECHNIQUES

         Coal mining operations commonly use four distinct techniques to extract coal from the ground, and one relatively new technique. The most appropriate technique is determined by coal seam characteristics such as location and recoverable reserve base. Drill hole data are used initially to define the size, depth and quality of the coal reserve area before committing to a specific extraction technique. All coal-mining techniques rely heavily on technology; consequently, technological improvements have resulted in increased productivity. The four most common mining techniques are continuous mining, longwall mining, truck-and-shovel mining, and dragline mining, and the newer technique is highwall mining. We use continuous mining and truck-and-shovel mining techniques and, subject to our ability to acquire adequate financing, we anticipate implementing highwall mining within the next six months.

         CONTINUOUS MINING. Continuous mining is an underground mining method in which main airways and transportation entries are developed and remote-controlled mining equipment, referred to as "continuous miners", extract coal from "rooms," leaving "pillars" to support the roof. Shuttle cars transport coal from the face to a conveyor belt for transport to the surface. This method is often used to mine smaller coal blocks or thin seams, and seam recovery is typically approximately 50%. Productivity for continuous mining averages 25 to 50 tons per miner shift.

         TRUCK-AND-SHOVEL MINING. Truck-and-shovel mining is an open-cast method that uses large electric-powered shovels to remove overburden, which is used to backfill pits after coal removal. Shovels load coal in haul trucks for transportation to the preparation plant or rail load-out. Seam recovery using the truck-and-shovel method is typically 90%. Productivity depends on equipment, geological composition and the ratio of overburden to coal. Productivity varies between 250 to 400 tons per miner shift in the Powder River Basin to thirty to 80 tons per miner shift in Eastern regions of the United States.

         HIGHWALL MINING. Highwall mining is a method of coal mining in which a continuous mining machine is driven by remote control into the seam exposed by previous open cut operations, or "highwall", which was the result of surface mining operations. A continuous haulage system carries the coal from the miner to an open-air installation for stockpiling and transport. This process forms a series of parallel, unsupported drives. It is vital that the coal pillars remaining between adjacent drives are capable of supporting the overburden structure.

         It is generally easier to mine coal seams that are thick and located close to the surface than thin underground seams. Typically, coal-mining operations will begin at the part of the coal seam that is easiest and most economical to mine. In the coal industry, this characteristic is referred to as "low ratio." As the seam is mined, it becomes more difficult and expensive to mine because the seam either becomes thinner or protrudes more deeply into the earth, requiring removal of more material over the seam, known as the "overburden." For example, many seams of coal in the Midwest are five to ten feet thick and located hundreds of feet below the surface. In contrast, seams in the Powder River Basin of Wyoming may be eighty feet thick and located only fifty feet below the surface.

         Once the raw coal is mined, it is often crushed, sized and washed in preparation plants where the product consistency and heat content are improved. This process involves crushing the coal to the required size, removing impurities and, where necessary, blending it with other coal to match customer specifications.

     TECHNOLOGY

         Coal mining technology is continually evolving and improving, among other things, underground mining systems and larger earth-moving equipment for surface mines, as well as highwall mining equipment. For example, longwall mining technology has increased the average recovery of coal from large blocks of underground coal from 50% to 70%. At larger surface mines, haul trucks have capacities of 240 to 400 tons, which is nearly double the maximum capacity of the largest haul trucks used a decade ago. This increase in capacity, along with larger shovels and draglines, has increased overall mine productivity.

     COAL PRICES

         Coal prices vary dramatically by region and are determined by a number of factors. The two principal components of the delivered price of coal are the price of coal at the mine, which is influenced by mine operating costs and coal quality, and the cost of transporting coal from the mine to the point of use. Electric utilities purchase coal on the basis of its delivered cost per million Btu.

         PRICE AT THE MINE. The price of coal at the mine is influenced by geological characteristics such as seam thickness, overburden ratios and depth of underground reserves. Eastern United States coal is more expensive to mine than western coal, because of thinner coal seams and thicker overburden. Underground mining, prevalent in the eastern United States, has higher labor costs than surface mining including costs for labor benefits and healthcare and high capital costs, including modern mining equipment and construction of extensive ventilation systems.

         In addition to the cost of mine operations, the price of coal at the mine is also a function of quality characteristics such as heat value, sulfur, ash and moisture content. Met coal has higher carbon and lower ash content and is usually priced $4 to $10 per ton higher than steam coal produced in the same regions. Higher prices are paid for special coking coal with low volatility characteristics.

         TRANSPORTATION COSTS. Coal used for domestic consumption is generally sold freight on board, or FOB, at the mine, as described above, and the purchaser normally bears the transportation costs. Export coal, however, is usually sold at the loading port, and coal producers are responsible for shipment to the export coal-loading facility and the buyer pays the ocean freight.

         Most electric generators arrange long-term shipping contracts with rail or barge companies to assure stable delivered costs. Transportation can be a large component of the buyer's cost. Although the customer pays the freight, transportation cost is still important to coal mining companies because the customer may choose a supplier largely based on the cost of transportation. According to the National Mining Association, railroads account for nearly two-thirds of total United States coal shipments. Trucks and overland conveyors haul coal over shorter distances, while lake carriers and ocean vessels move coal to export markets. Some domestic coal is shipped over the Great Lakes. Most coal mines are served by a single rail company, but much of the Powder River Basin is served by two competing rail carriers.

     DEREGULATION OF THE ELECTRICITY GENERATION INDUSTRY

         Congress enacted the Energy Policy Act of 1992 to stimulate competition in electricity markets by giving wholesale suppliers access to the transmission lines of United States electricity generators. In April 1996, the Federal Energy Regulatory Commission ("FERC") issued the first of a series of orders establishing rules providing for open access to electricity transmission systems. The federal government is currently exploring a number of options concerning utility deregulation. Some individual states are also proceeding with their own deregulation initiatives.

         The pace of deregulation differs significantly from state to state. As of September 2003, seventeen states and the District of Columbia had either enacted legislation leading to the deregulation of the electricity market or issued a regulatory order to implement retail access that would allow customers to choose their own supplier of generation. Five states have delayed restructuring and twenty seven are not actively pursuing deregulation. In
California, where supply and demand imbalances created electricity supply shortages, the California Public Utilities Commission suspended deregulation.

         A possible consequence of deregulation is downward pressure on fuel prices. However, because of coal's cost advantage and because some coal-fueled generating facilities are underutilized in the current regulated electricity market, we believe that additional coal demand would arise as electricity markets are deregulated if the most efficient coal-fueled power plants are operated at greater capacity.

OUR OPERATIONS

         We currently are mining coal from one surface mine and four deep mines in Eastern Tennessee and Southeastern Kentucky. At March 1, 2005, we were attempting to secure permits for four surface mines and seven deep mines to open additional mines on our properties. The following table provides operational information for calendar 2004 about our active mines at December 31, 2004:

                                                  2004 TONS            DATE
                                              ------------------    ESTABLISHED
MINE DESCRIPTION              LOCATION        PRODUCED   SHIPPED    OR ACQUIRED
----------------------   -------------------  --------  --------   -------------

Surface mine TN #7 ...   Elk Valley, TN         26,300    25,600   October 2004
Deep mine TN #1 ......   Devonia, TN            25,700    24,900   August 2004
Deep mine TN #9 ......   Smokey Junction, TN   131,000   128,200   April 2004
Deep mine TN #11 .....   Smokey Junction, TN    12,200     9,200   November 2004
Deep mine KY #1 ......   Straight Creek, KY     15,100    14,300   November 2004
                                              --------  --------
     Total ...........                         210,300   202,200
                                              ========  ========

         SURFACE MINE TN #7: In late October 2004, we acquired from Robert Clear Coal Corporation permits and mining rights to surface mine #7 pursuant to a lease agreement on approximately 7,000 acres of land located in the Elk Valley area of Eastern Tennessee, and commenced extracting coal soon thereafter. The mining rights included TN permit #3154 which was originally permitted for the removal of approximately 7.1 million tons of coal from a surface mine at this location. We estimate that at December 31, 2004, there was approximately 6.0 million tons of coal remaining to be mined pursuant to the permit. Coal produced from this location is typically trucked directly to one of our customers without any processing (i.e. the coal is not first sent to a wash facility prior to delivery to a customer).

         DEEP MINE TN #1: In August 2004, we began mining operations at deep mine TN #1 pursuant to a lease agreement with Lexington Coal, LLC. Deep mine TN #1 is on part of The New River Tract - 65,000 acres purchased in the second calendar quarter 2003 (SEE "AREA OF INTEREST" BELOW) - and the lease agreement with Lexington Coal was part of the original agreement when we purchased The New River Tract. The mine is located near Devonia, TN. We are mining pursuant to permit #3026 which was originally permitted for the removal of approximately 800,000 tons of coal from this deep mine. We estimate that at December 31, 2004, there was approximately 774,000 tons of coal remaining to be mined pursuant to the permit. Coal produced from this location is typically trucked to our wash plant in Smoky Junction, TN and then trucked to our tipple facility in Turley, TN where the coal is either trucked directly to one of our customers or sent via rail. The Turley tipple, which is adjacent to a portion of the Norfolk Southern rail line, and the Smoky Junction wash plant, were assets acquired from U.S. Coal, Inc.

         DEEP MINE TN #9: In mid April 2004, we acquired from U.S. Coal, Inc., mining rights to deep mine TN #9 which is located near Smoky Junction, TN, and immediately commenced extracting coal. The mining rights included permit #3151 which was permitted for the removal of approximately 400,000 tons of coal from this deep mine. We estimate that at December 31, 2004, there was approximately 269,000 tons of coal remaining to be mined pursuant to the permit. Coal produced from this location is typically processed at our wash plant in Smoky Junction, TN and then trucked to our tipple facility in Turley, TN where the coal is either trucked directly to one of our customers or sent via rail.

         DEEP MINE TN #11: In mid April 2004, we acquired from U.S. Coal, Inc., mining rights to deep mine TN #11 pursuant to a lease agreement U.S. Coal had with the Tennessee Valley Authority ("TVA") and located near Smoky Junction, TN. We commenced extracting coal in mid November 2004. The mining rights included permit #TN-018 which was originally permitted for the removal of approximately
2.6 million tons of coal from this deep mine. We estimate that at December 31, 2004, there was approximately 2.59 million tons of coal remaining to be mined pursuant to the permit. Coal produced from this location is typically trucked to our wash plant in Smoky Junction, TN and then trucked to our tipple facility in Turley, TN where the coal is either trucked directly to one of our customers or sent via rail.

         DEEP MINE KY #1: In late November 2004, we acquired from Appalachian Fuels, LLC, mining rights and permits on approximately 31,000 acres of land located on the Straight Creek and Pine Mountain properties in Southeastern Kentucky, and commenced operating on deep mine KY #1 at the Straight Creek location soon thereafter. The mining rights included KY permit #8480233 which was originally permitted for the removal of approximately 3.9 million tons of coal from two deep mines at the Straight Creek location. We estimate that at December 31, 2004, there was approximately 3.0 million tons of coal remaining to be mined pursuant to the permit. Coal produced from this location is typically sent via rail from the Viall tipple which is adjacent to parts of the CSX rail line directly to one of our customers after first being processed at a nearby wash plant. Both the Viall tipple and nearby wash plant were assets acquired from Appalachian Fuels.

         In September 2004, we ceased mining operations at our surface mine TN # 2 located in Devonia, TN. This was our first mine at which we began mining operations in July 2003.

     AREAS OF INTEREST

         We own the coal mineral rights to approximately sixty-five thousand (65,000) acres and lease another approximate twelve thousand one hundred (12,100) acres in Anderson, Campbell and Scott Counties, Eastern Tennessee, and own the coal mineral rights to approximately eleven thousand seven hundred (11,700) acres and lease another approximate eighteen thousand two hundred (18,200) acres in Bell, Harlan and Leslie Counties in Southeastern Kentucky. The Tennessee property we own is sometimes referred to as the New River Tract mineral rights assemblage, which had previously been mined by Tennessee Mining, Inc., and is located approximately twenty-five miles northwest of Knoxville, Tennessee. Portions of the mineral rights extend into Anderson, Campbell and Scott Counties, Tennessee. The property we lease from the TVA is adjacent to the New River Tract and covers areas on both Cross Mountain and Adkins Mountain, which extends into Anderson, Campbell and Scott Counties, Tennessee. We also lease property from Lexington Coal, LLC which is located in Anderson County, Tennessee. The mineral rights we acquired from Robert Clear Coal Corporation are located in the Elk Valley area of Eastern Tennessee. The mineral rights we acquired from Appalachian Fuels, LLC are located in Bell, Clay and Harlan Counties, Kentucky.

         The following chart lists our active permitted mines, inactive permitted mines, the total tonnage allowed to be mined pursuant to the approved permits issued by OSM, and the estimated permitted tons remaining to be mined at December 31, 2004:

                                                         TOTAL        REMAINING
                                          PERMIT       PERMITTED      PERMITTED
        MINE DESCRIPTION:                 NUMBER          TONS           TONS
        -----------------               ----------     ----------     ----------
ACTIVE MINES:
Surface mine TN #7 ...................        3154      7,151,000      6,000,000
Deep mine TN #1 ......................        3026        800,000        774,000
Deep mine KY #1 & #2 .................     8480233      3,900,000      3,000,000
Deep mine TN #9 ......................        3151        400,000        269,000
Deep mine TN #11 .....................      TN-018      2,600,000      2,588,000
                                                       ----------     ----------
    Sub Total ........................                 14,851,000     12,631,000
                                                       ----------     ----------

PERMITTED BUT INACTIVE MINES:
Surface mine TN #3 ...................        3138        930,000        930,000
Surface mine TN #4 ...................        3140      2,600,000      2,600,000
Deep mine TN #12 .....................        3153        500,000        500,000
Deep mine TN #10 .....................      TN-016      1,250,000      1,250,000
                                                       ----------     ----------
     Sub Total .......................                  4,350,000      4,350,000
                                                       ----------     ----------

     Total ...........................                 19,201,000     16,981,000
                                                       ==========     ==========


     TRANSPORTATION

         Our Tennessee and Kentucky operations are both within a few miles of major interstate highways, which provide access for trucking transport of our coal. Our Turley, TN rail load-out facility is immediately adjacent to a portion of the Norfolk Southern rail system, and our Straight Creek, KY rail load-out facility is immediately adjacent to a portion of the CSX rail system.

     GEOLOGY

         Known coal bearing strata on the New River Tract property include coal beds from the Crab Orchard and Crooked Fork groups, and the Slatestone, Indian Bluff, Graves Gap, Red Oak Mountain, Vowell Mountain and Cross Mountain formations. Only coal seams from the Blue Gem coal, located near the top of the Slatestone formation upwards, occur on the New River Tract. Core drilling has indicated the existence of coal as low as the Wilder coals at the top of the Gizzard Group. The strata that exists above the water drainage level consist mainly of relatively thick shale and siltstone sequences with sandstone layers. Coal seams occur in the shale sequences. There are six coal seams on the New River Tract that we are targeting, and all of these seams are above the water drainage level. There are other coal seams that contain coal, but insufficient information is available to estimate mineability. The northern portion of the New River Tract property has not been explored by core drilling because the terrain generally is more difficult to access and the costs to explore this area are greater than we are willing to expend at this time.

         Known coal bearing strata on the Straight Creek, Kentucky property include coal beds in the Hazard 4A and Copeland seams (on Pine Mountain) and Hazard 8 seam (on Straight Creek Mountain). Unlike the New River Tract, we have not had an internal report prepared by outside professional geologists for our Straight Creek property. We do however intend to engage an outside firm within the next twelve months to prepare such information.

     RAILROAD LOADING AND WASHPLANT FACILITIES

         We currently have two active railroad loading facilities; one in Turley, Tennessee, and one in Straight Creek, Kentucky, and one inactive railroad loading facility in Smoky Junction, Tennessee. We also have railroad facilities located at Devonia, Tennessee, where Tennessee Mining, Inc. was active until the spring of 1998. The Devonia location is currently idle and requires capital improvements to become operational. A washplant facility is located at all four of the above railroad facilities. The washplants in Smoky Junction and Straight Creek are fully functional, and the washplants in Devonia and Turley are in need of capital improvements to become operational. We intend, subject to availability of funds, to improve the rail and washplant facilities where necessary to serve our production needs.

     RESERVES

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

PERMITTING

         Mining companies must obtain numerous permits that impose strict regulations on various environmental and safety matters in connection with coal mining. These provisions include requirements for coal prospecting, mine plan development, topsoil removal, storage and replacement, selective handling of overburden materials, mine pit backfilling and grading, protection of the hydrologic balance, subsidence control for underground mines, surface drainage control, mine drainage and mine discharge control and treatment, and revegetation.

         We must obtain permits from applicable state regulatory authorities before we begin to mine reserves. The mining permit application process is initiated by collecting baseline data to adequately characterize the pre-mine environmental condition of the permit area. This work includes surveys of cultural resources, soils, vegetation, wildlife, assessment of surface and ground water hydrology, climatology and wetlands. In conducting this work, we collect geologic data to define and model the soil and rock structures and coal that will be mined. We develop mine and reclamation plans by utilizing this geologic data and incorporating elements of the environmental data. The mine and reclamation plans incorporate the provisions of the Surface Mining Control and Reclamation Act of 1977 (the "SMCRA"), the state programs and the complementary environmental programs that impact coal mining. Also included in the permit application are documents defining ownership and agreements pertaining to coal, minerals, oil and gas, water rights, rights of way, and surface land and documents required of the Office of Surface Mining's Applicant Violator System.

         Once a permit application is prepared and submitted to the regulatory agency, it goes through a completeness review, technical review and public notice and comment period before it can be approved. Some SMCRA mine permits can take over a year to prepare, depending on the size and complexity of the mine and often take six months to sometimes two years to receive approval. Regulatory authorities have considerable discretion in the timing of the permit issuance and the public has rights to comment on and otherwise engage in the permitting process, including through intervention in the courts.

         We do not believe there are any substantial matters that pose a risk to maintaining our existing mining permits or hinder our ability to acquire future mining permits (except availability of cash for bond deposits). It is our policy to ensure that our operations are in full compliance with the requirements of the SMCRA and the state laws and regulations governing mine reclamation.

OUR STRATEGY

         Our strategy primarily is to grow our business by expanding our coal producing capabilities by acquiring additional active mines and obtaining permits to open new mines on our existing properties. We intend to submit approximately four to six new permit applications each year to open new mines on our properties, which we intend to fund from operations, and acquire additional mines and related properties on a case by case basis, which we intend to fund from the sale of debt and/or equity securities. Additionally, we intend to obtain greater price certainty for our coal by entering into long-term sales contracts, which we define as contracts with an initial term of one year or greater, for approximately 75% of our coal production.

MARKETING AND SALES

         Our marketing and sales efforts are based in the corporate office in Knoxville, TN and are led by our Vice President of Sales, who has over twenty-five years of sales experience in the coal industry. Our sales efforts primarily are focused on increasing our customer base of state-run electric utilities primarily in the Southeastern region of the United States. We are also targeting industrial customers. We do not export any of our coal, and do not anticipate exporting any of our production for the foreseeable future.

         During the year ended December 31, 2004, we sold over 356,000 tons of coal, 134,000 tons of which were sold in the fourth quarter at an average price of nearly $47.50 per ton, resulting in approximately $16.9 million in coal sales. Our top two customers, both state-run utilities, represented approximately 55% of these coal sales.

CUSTOMERS

         During the twelve months ended December 31, 2004, we generated all of our coal sales revenue from fourteen customers, six of which were electric utilities, six of which were industrial companies, and two of which were coal resellers. All of our sales in 2003 and in the first nine months of 2004 were made pursuant to short term contracts with our electric utility and industrial customers. Sales to coal resellers were made on a spot basis. Most of our coal sales in the fourth quarter 2004 were derived from long-term contracts. We intend to expand the number of customers we serve as our coal production increases, and to enter into long term contracts for approximately 75% of our coal production to obtain greater price certainty for our coal. At December 31, 2004, we had six contracts of one year or longer. The following table summarizes, as of December 31, 2004, the tons of coal that we are committed to deliver at prices determined under existing long-term contracts, which prices are subject to change under the terms of our contracts, during the calendar years 2005 through 2008:

CALENDAR YEAR                                TONS       AVG.$/TON   DOLLAR VALUE
--------------------------------------   ------------   ---------   ------------

2005 .................................        984,000   $   55.47   $ 54,581,900
2006 .................................        660,000   $   53.86   $ 35,550,000
2007 .................................        600,000   $   53.40   $ 32,040,000
2008 .................................        120,000   $   51.00   $  6,120,000
                                         ------------   ---------   ------------
    Total ............................      2,364,000   $   54.27   $128,291,900
                                         ============   =========   ============

COMPETITION

         The coal industry is intensely competitive. There are numerous producers in the coal producing regions in which we operate. We compete with several major and a number of smaller coal producers in the Central/Southern Appalachia area. We also compete with producers of other fuels used in electricity generation, including nuclear, natural gas and hydroelectric producers. We compete with other coal producers and producers of other fuels based on a delivered cost per heating value unit basis. In addition to competition from other fuels, coal quality, the marginal cost of producing coal in various regions of the country, and transportation costs are major determinants of the price for which our coal can be sold.

REGULATORY MATTERS

         Federal, state and local authorities regulate the United States coal mining industry with respect to matters such as employee health and safety, permitting and licensing requirements, air quality standards, water pollution, plant and wildlife protection, the reclamation and restoration of mining properties after mining has been completed, the discharge of materials into the environment, surface subsidence from underground mining, and the effects of mining on groundwater quality and availability. The Mine Safety and Health Administration, or MSHA, is the U.S. Department of Labor agency responsible for the health and safety of miners. The Office of Surface Mining, or OSM, is the Department of the Interior agency which governs the issuance of permits and is responsible for overseeing the reclamation, restoration and other environmental processes for our industry.

         In addition, the industry is affected by significant legislation mandating certain benefits for current and retired coal miners. Numerous federal, state and local governmental permits and approvals are required for mining operations. We believe that we have obtained all permits currently required to conduct our present mining operations and are in compliance with all MSHA and OSM regulations pursuant to our operations. We may be required to prepare and present to federal, state or local authorities data pertaining to the effect or impact that a proposed development for, or production of, coal may have on the environment. These requirements could prove costly and time-consuming, and could delay commencing or continuing development or production operations. Future legislation and administrative regulations may emphasize the protection of the environment and, as a consequence, our activities may be more closely regulated. Such legislation and regulations, as well as future interpretations and more rigorous enforcement of existing laws, may require substantial increases in equipment and operating costs and delays, interruptions or a termination of operations, the extent of which cannot be predicted.

         We endeavor to conduct our mining operations in compliance with all applicable federal, state and local laws and regulations. However, because of extensive and comprehensive regulatory requirements, violations during mining operations occur from time to time in the industry. The majority of any such violations result from natural causes, such as heavy rainfall or diverse temperature conditions, that cause the physical changes to the land surface or water levels then resulting in excess sedimentation in streams or land slides. None of the violations to date or the monetary penalties assessed upon us have been material.

     MINE SAFETY AND HEALTH

         Stringent health and safety standards have been in effect since Congress enacted the Coal Mine Health and Safety Act of 1969. The Federal Mine Safety and Health Act of 1977 significantly expanded the enforcement of safety and health standards and imposed safety and health standards on all aspects of mining operations.

         Most of the states, including the states of Tennessee and Kentucky in which we operate, have state programs for mine safety and health regulation and enforcement. Collectively, federal and state safety and health regulation in the coal mining industry is perhaps the most comprehensive and pervasive system for protection of employee health and safety affecting any segment of United States industry. While regulation has a significant effect on our operating costs, our United States competitors are subject to the same degree of regulation.

     ENVIRONMENTAL LAWS

         We are subject to various federal, state and foreign environmental laws. Some of these laws, discussed below, place many requirements on our coal mining operations. Federal and state regulations require regular monitoring of our mines and other facilities to ensure compliance.

         SURFACE MINING CONTROL AND RECLAMATION ACT

         The SMCRA, which is administered by OSM, establishes mining, environmental protection and reclamation standards for all aspects of surface mining as well as many aspects of deep mining. Mine operators must obtain SMCRA permits and permit renewals for mining operations from the OSM. Where state regulatory agencies have adopted federal mining programs under the act, the state becomes the regulatory authority, as in Kentucky where we operate.

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

         Before a SMCRA permit is issued, a mine operator must submit a bond or otherwise secure the performance of reclamation obligations. The Abandoned Mine Land Fund, which is part of SMCRA, requires a fee on all coal produced. The proceeds are used to reclaim mine lands closed prior to 1977 and to pay health care benefit costs of orphan beneficiaries of the Combined Fund. The fee, which partially expired on September 30, 2004, is $0.35 per ton on surface-mined coal and $0.15 per ton on deep-mined coal. Since that date, a fee is assessed each year to cover the expected health care benefit costs of the orphan beneficiaries. We are current on all Abandoned Mine Land Fund payments.

         SMCRA stipulates compliance with many other major environmental programs. These programs include the Clean Air Act, Clean Water Act, Resource Conservation and Recovery Act ("RCRA"), Comprehensive Environmental Response, Compensation, and Liability Acts ("CERCLA") superfund and employee right-to-know provisions. Besides OSM, other Federal and State regulatory agencies are involved in monitoring or permitting specific aspects of mining operations. The United States Environmental Protection Agency ("EPA") is the lead agency for States or Tribes with no authorized programs under the Clean Water Act, RCRA and CERCLA. The United States Army Corps of Engineers ("COE") regulates activities affecting navigable waters and the United States Bureau of Alcohol, Tobacco and Firearms ("ATF") regulates the use of explosive blasting.

         We do not believe there are any substantial matters that pose a risk to maintaining our existing mining permits or hinder our ability to acquire future mining permits. It is our policy to comply with all requirements of the Surface Mining Control and Reclamation Act and the state laws and regulations governing mine reclamation.

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

         CLEAN WATER ACT

         The Clean Water Act of 1972 affects coal mining operations by establishing water quality standards and regulating alteration of surface water bodies. Much of the responsibility for standard setting, monitoring, and enforcement is delegated to state agencies, with federal oversight. There are three major aspects in the standard-setting process. First, the states establish use designations for all surface water bodies. Second, scientifically-based water quality criteria (numeric or narrative) are established to be protective of the designated uses. These criteria include total maximum daily load ("TMDL") discharge standards which are monitored and enforced through the National
Pollution Discharge Elimination System ("NPDES"). Water discharges from each mine operation are regulated within the NPDES process. The third component is the anti-degradation standard, which establishes characteristics of "high quality streams", and prohibits their degradation. Standards for discharging water from mine sites to high quality streams are very stringent. Upgrading stream designations to "high quality" in the areas in which coal mine operations are located can potentially result in increased water treatment costs that can increase both permitting costs and coal production costs.

         RESOURCE CONSERVATION AND RECOVERY ACT

         The Resource Conservation and Recovery Act ("RCRA"), which was enacted in 1976, affects coal mining operations by establishing requirements for the treatment, storage and disposal of hazardous waste. Coal mine waste, such as overburden and coal cleaning waste, are exempted from hazardous waste management.

         Subtitle C of RCRA exempted fossil fuel combustion wastes from hazardous waste regulation until the EPA completed a report to Congress and made a determination on whether the wastes should be regulated as hazardous. In a 1993 regulatory determination, the EPA addressed some high-volume, low- toxicity coal combustion wastes generated at electric utility and independent power producing facilities. In May 2000, the EPA concluded that coal combustion wastes do not warrant regulation as hazardous under RCRA. The EPA is retaining the hazardous waste exemption for these wastes. However, the EPA has determined that national non-hazardous waste regulations under RCRA Subtitle D are needed for coal combustion wastes disposed in surface impoundments and landfills and used as mine-fill. The agency also concluded beneficial uses of these wastes, other than for mine filling, pose no significant risk and no additional national regulations are needed. As long as this exemption remains in effect, it is not anticipated that regulation of coal combustion waste will have any material effect on the amount of coal used by electricity generators.

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

     GLOBAL CLIMATE CHANGE

         The United States, Australia, and more than 160 other nations are signatories to the 1992 Framework Convention on Climate Change, which is intended to limit emissions of greenhouse gases such as carbon dioxide. In December 1997, in Kyoto, Japan, the signatories to the convention established a binding set of emission targets for developed nations. Although the specific emission targets vary from country to country, the United States would be required to reduce emissions to 93% of 1990 levels over a five-year budget period from 2008 through 2012. Although the United States did not ratify the emission targets and no comprehensive regulations focusing on greenhouse gas emissions are in place, these restrictions, whether through ratification of the emission targets or other efforts to stabilize or reduce greenhouse gas emissions, could adversely affect the price and demand for coal. According to the Energy Information Administration's Emissions of Greenhouse Gases in the United States 2001, coal accounts for 32% of greenhouse gas emissions in the United States, and efforts to control greenhouse gas emissions could result in reduced use of coal if electricity generators switch to lower carbon sources of fuel. In March 2001, President Bush reiterated his opposition to the Kyoto Protocol and further stated that he did not believe that the government should impose mandatory carbon dioxide emission reductions on power plants. In February 2002, President Bush announced a new approach to climate change, confirming the Administration's opposition to the Kyoto Protocol and proposing voluntary actions to reduce the greenhouse gas intensity of the United States. Greenhouse gas intensity measures the ratio of greenhouse gas emissions, such as carbon dioxide, to economic output. The President's climate change initiative calls for a reduction in greenhouse gas intensity over the next ten years, which is approximately equivalent to the reduction that has occurred over each of the past two decades.

GLOSSARY OF TERMS

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

         CLEAN AIR ACT AMENDMENTS. A comprehensive set of amendments to the federal law governing the nation's air quality adopted in 1990. The Clean Air Act was originally passed in 1970 to address significant air pollution problems in our cities. The 1990 amendments broadened and strengthened the original law to address specific problems such as acid deposition, urban smog, hazardous air pollutants and stratospheric ozone depletion.

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

         HIGHWALL MINING. Highwall mining is a method of coal mining in which a continuous mining machine is driven by remote control into the seam exposed by previous open cut operations, or "highwall", which was the result of surface mining operations. A continuous haulage system carries the coal from the miner to an open-air installation for stockpiling and transport. This process forms a series of parallel, unsupported drives.

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

         RECLAMATION. A process of restoring land and the environment to an approved state following mining activities. The process commonly includes "re-contouring" or reshaping the land to its approximate original appearance, restoring topsoil and planting native grass and ground covers.

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

         SURFACE MINE. A coal mine in which the coal lies near the surface and can be extracted by removing the covering layer of soil (see "Overburden"). About 60% of total United States coal production comes from surface mines.

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

         UNDERGROUND MINE. Also known as a "deep" mine. Usually located several hundred feet below the earth's surface, an underground mine's coal is removed mechanically and transferred by shuttle car or conveyor to the surface. Most underground mines are located east of the Mississippi River and account for about 40% of annual United States coal production.

EMPLOYEES

         At December 31, 2004, we had 159 full-time employees, of which 136 were engaged in direct mining operations, seven in mining supervision, and sixteen in executive management, sales, legal and general administration. None of our employees are covered by a collective bargaining agreement. We consider our relationship with our employees to be favorable. We currently utilize the services of one independent consultant in research. The miners and supervisors are based in Eastern Tennessee; the Chief Executive Officer/President, and the General Counsel are based in Knoxville, Tennessee; and the Chief Financial Officer is based in Knoxville, but lives outside of Los Angeles, California.

ITEM 2.  DESCRIPTION OF PROPERTY

         Our executive offices are located at 8915 George Williams Road, Knoxville, TN 37923; the telephone number is (865) 690-6900 and the facsimile number is (865) 691-9982. We own our corporate office space. The bases of operations for our mining activities are located in Anderson, Campbell and Scott Counties, Tennessee, and Bell, Harlan and Leslie Counties, Kentucky. We also lease storage space in Eastern Tennessee to house our maps and other geological data. We have pledged our corporate office space as collateral to secure a bank letter of credit issued in favor of OSM for a portion of one of our reclamation bonds. Additionally, we have granted our secured lender a security interest in all our owned and leased mining properties.

ITEM 3.  LEGAL PROCEEDINGS

         We are not involved in any legal proceedings that require disclosure in this report.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

         On or about October 27, 2004, the following actions were approved by written consent of shareholders who collectively held a majority of the voting power of our capital stock, and by shareholders who collectively held more than 75% of the voting power of our Series A Cumulative Convertible Preferred Stock.

         1. A 1-for-4 reverse stock split of our issued and outstanding common stock;

         2. An amendment to the 2004 National Coal Corp. Option Plan to increase the number of authorized shares from 1,500,000 to 2,750,000; and

         3.       Amendments to our Articles of Incorporation to provide that:

                  o any action required or permitted to be taken at any annual or special meeting of shareholders may be taken only upon the vote of the shareholders at an annual or special meeting, and may not be taken by written consent of the shareholders; and

                  o the Board of Directors of National Coal shall consist of not less than one (1) nor more than fifteen (15) members, the exact number of directors to be fixed from time to time by resolution of the Board of Directors.

         As of October 27, 2004, the shareholders submitted their consents with respect to 6,473,638 shares of our outstanding common stock and 808.67 shares of our outstanding Series A preferred stock, representing approximately 61.8% of our total issued and outstanding voting stock. On December 20, 2004, we delivered an Information Statement on Schedule 14C to all of our registered shareholders as of October 27, 2004. The actions approved by our shareholders became effective on January 12, 2005.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

COMMON STOCK

         Our common stock is quoted on the Over-The-Counter Bulletin Board under the symbol "NCOC." Prior to the third quarter of 2003, there was no established trading market for our common stock. The following table sets forth, for the periods indicated, the high and low bid information for the common stock, as determined from sporadic quotations on the Over-the-Counter Bulletin Board, as well as the total number of shares of common stock traded during the periods indicated. The information has been adjusted to reflect a one-for-four reverse stock split of our common stock which took effect at the close of business on January 12, 2005, after the periods presented. The following quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

                                                   HIGH        LOW       VOLUME
                                                ---------    --------    -------
YEAR ENDED DECEMBER 31, 2003
     First Quarter ......................       $    2.40    $   2.40          0
     Second Quarter .....................            2.40        2.40          0
     Third Quarter ......................            2.40        1.80     36,200
     Fourth Quarter .....................            2.04        0.88     25,000

YEAR ENDED DECEMBER 31, 2004
     First Quarter ......................       $    5.60    $   0.88     72,579
     Second Quarter .....................            5.80        3.60    155,483
     Third Quarter ......................           12.60        5.00    119,944
     Fourth Quarter .....................           16.00        8.20    281,000

         On March 18, 2005, the closing sales price of our common stock as reported on the Over-The-Counter Bulletin Board was $6.15 per share. As of January 31, 2005, there were approximately 154 shareholders of record of our common stock.

         We have submitted an application to The Nasdaq Stock Market, Inc. for our common stock to be quoted on the NASDAQ SmallCap Market. We anticipate that NASDAQ will make a decision on our application shortly following our filing of this report.

DIVIDENDS

         We have never paid dividends on our common stock. We intend to retain any future earnings for use in our business. We are restricted from making cash dividend payments on our common stock under the terms of our Series A 5% convertible preferred stock and senior secured credit facility. We are required to make semi-annual cash dividend payments to holders of our Series A 5% convertible preferred stock on June 30 and December 31. On December 31, 2004, we paid approximately $281,000 in dividends to the holders of our Series A convertible preferred stock.

RECENT SALES OF UNREGISTERED SECURITIES

         In October 2004, we issued 399,312 shares of our common stock upon the exercise of warrants originally issued by National Coal Corporation and assumed by National Coal Corp. in April 2003, for proceeds to us of $887,488. Each of the investors in these transactions represented to us that the investor was an "accredited investor" within the meaning of Rule 501 of Regulation D under the Securities Act of 1933, and that such investor was receiving the securities for investment and not in connection with a distribution thereof. The issuance and sales of these securities was exempt from the registration and prospectus delivery requirements of the Securities Act pursuant to Section 4(2) of the Securities Act as transactions not involving any public offering.

         In October 2004 Crestview Capital Master, LLC exercised its right and converted $2,694,902 of convertible notes into 1,347,451 of our common shares. The issuance of these securities was exempt from the registration requirements of the Securities Act pursuant to Section 3(a)(9) of the Securities Act as an exchange by the issuer with its existing security holders where no commission or other remuneration is paid for soliciting such exchange.

         In August and September 2004 we issued 395,396 shares of our common stock upon the exercise of warrants issued in our April-May 2004 financings. All of the warrants were exercised on a cashless basis with the exception of 25,000 shares for which we were paid $100,001. During the April-May financings we raised in separate transactions gross proceeds of $7.5 million pursuant to a series of separate private placement financings of senior secured promissory notes that were due to mature in April and May 2005 and three-year warrants to purchase up to an aggregate of 625,000 shares of our common stock at an exercise price of $4.00 per share. This indebtedness was repaid in full in August and September 2004. Each of the investors in the April-May financing transactions represented to us that the investor was an "accredited investor" within the meaning of Rule 501 of Regulation D under the Securities Act of 1933, and that such investor was receiving the securities for investment and not in connection with a distribution thereof. The issuance and sales of these securities was exempt from the registration and prospectus delivery requirements of the Securities Act pursuant to Section 4(2) of the Securities Act as transactions not involving any public offering.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         The following discussion and analysis should be read together with the Consolidated Financial Statements of National Coal Corp. and the "Notes to
Consolidated Financial Statements" included elsewhere in this report. This discussion summarizes the significant factors affecting the consolidated operating results, financial condition and liquidity and cash flows of National Coal Corp. for the fiscal years ended December 31, 2003 and 2004. Except for historical information, the matters discussed in this Management's Discussion and Analysis or Plan of Operation are forward-looking statements that involve risks and uncertainties and are based upon judgments concerning various factors that are beyond our control.

OVERVIEW

         National Coal Corp. engages principally in the business of mining coal in Eastern Tennessee and Southeastern Kentucky. We own the coal mineral rights to approximately sixty-five thousand (65,000) acres and lease another approximate twelve thousand one hundred (12,100) acres in Tennessee, and own the coal mineral rights to approximately eleven thousand seven hundred (11,700) acres and lease another approximate eighteen thousand two hundred (18,200) acres in Kentucky. We commenced mining coal in July 2003 from a surface mine in Tennessee. At December 31, 2004, we were extracting coal from four deep mines and one surface mine.

         During calendar 2004, we made significant advancements towards the realization of our long term business strategy by growing our mining operations through both acquisitions and organic growth. We funded this growth primarily by closing multiple debt and equity financing transactions. As a result of our growth, we had more substantial mining operations as compared to calendar 2003, and as such were able to sign a number of long term contracts with both utility and industrial customers. Our 2004 highlights include:

         ACQUISITIONS:  We acquired the following assets:

         o In April 2004, we acquired from U.S. Coal, Inc., mining permits, a wash plant, a rail load-out facility, and mining equipment for an aggregate purchase price of $4.2 million plus the assumption of certain liabilities;

         o In May 2004, we acquired land from Cumberland Timber Company, LLC for an aggregate purchase price of $631,000 payable in cash and stock;

         o In October 2004, we acquired from Robert Clear Coal Corporation, mining assets including mining permits, a crusher and tipple, and mining equipment for an aggregate purchase price of $5.5 million plus the assumption of certain liabilities and the obligation to replace $3.9 million of the seller's reclamation bonds; and

         o In November 2004, we acquired from Appalachian Fuels, LLC mining permits, a wash plant, a rail load-out facility, and mining equipment for an aggregate purchase price of $12.5 million plus the assumption of certain liabilities and the obligation to replace $6.5 million of the seller's reclamation bonds.

         FINANCING ACTIVITIES: We raised the following proceeds from debt and equity financings:

         o In February 2004, we raised gross proceeds of $2.75 million from the sale of 1,250,000 shares of common stock;

         o In April and May 2004, we raised gross proceeds of $7.5 million from the sale of debentures and common stock purchase warrants;

         o        In July 2004, we borrowed $663,300 from a bank;

         o In August 2004, we issued $16.0 million of Series A convertible preferred stock and common stock purchase warrants for gross proceeds of $11.3 million in cash proceeds and the cancellation of $4.7 million of the debentures issued in April and May 2004;

         o In August 2004, we raised gross proceeds of $3.0 million from the sale of debentures convertible into Series A preferred stock;

         o In November 2004, we obtained a $21.0 million senior secured credit facility, pursuant to which we immediately borrowed gross proceeds of $15.0 million; and

         o In December 2004, we raised gross proceeds of $3.6 million from the sale of additional Series A convertible preferred stock and common stock purchase warrants upon the exercise of additional purchase rights granted in our August 2004 financing.

         LONG-TERM CONTRACTS. During 2004, we signed six supply contracts with terms of at least one year with 3 utility and 3 industrial customers, pursuant to which we have committed to sell 984,000, 660,000, 600,000 and 120,000 tons of coal during calendar years 2005 through 2008, respectively.

         Our historical operations prior to April 30, 2003 reflect only the operations of National Coal Corporation, a Tennessee corporation. Prior to April 30, 2003, National Coal Corp., a Florida corporation formerly known as Southern Group International, Inc., was a "blank check" company, which is a company that has no specific business plan or purpose or has indicated that its business plan is to engage in a merger or acquisition with an unidentified company or companies. On April 30, 2003, National Coal Corp. consummated a reorganization in which all of the outstanding shares of National Coal Corporation, a privately-held Tennessee corporation, were exchanged for 8,549,975 shares of National Coal Corp., a Florida corporation. National Coal Corporation was formed in January 2003, and from inception through June 30, 2003, National Coal Corporation was in the exploration stage with no operating revenue. During the third quarter of 2003, we commenced coal mining operations and, accordingly, are no longer in the exploration stage. As a result of the reorganization of the group and the commencement of operating activities, our results for the eleven months from inception (January 30, 2003) to December 31, 2003 are not comparable to those for the twelve months ended December 31, 2004.

CRITICAL ACCOUNTING POLICIES, JUDGMENTS AND ESTIMATES

         The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to computing depreciation, depletion, amortization, accretion, reclamation liability, asset impairment, valuation of non-cash transactions, and recovery of receivables. Estimates are then based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Our use of estimates, however, is limited, as we have adequate time to process and record actual results from operations.

         We believe our most critical accounting policies include revenue recognition, the corresponding accounts receivable and the methods of estimating depletion and reclamation expense of actual mining operations in relation to estimated total mineable tonnage on our properties. We believe the following accounting policies affect our more significant judgments and estimates used in preparation of our consolidated financial statements.

         REVENUE RECOGNITION. Under SEC Staff Accounting Bulletin No. 104, "Revenue Recognition," we recognize revenue when all of the following criteria are met: (1) persuasive evidence of an arrangement exists, (2) delivery has occurred or services have been rendered, (3) the seller's price to the buyer is fixed or determinable, and (4) collectibility is reasonably assured.

         MINED COAL. In the case of coal we mine and sell, we negotiate a specific sales contract with each customer, which includes a fixed price per ton, a delivery schedule, and terms for payment. We recognize revenue from sales made pursuant to these contracts at the time of delivery.

         COAL ROYALTIES. We recognize coal royalty revenues on the basis of tons of coal mined by our lessees. During 2004, we had one source of royalty revenue pursuant to our agreement with Jenco Capital Corporation ("Jenco"). We recognized the final remaining royalties pursuant to our agreement with Jenco in the second calendar quarter of 2004 and do not anticipate any future royalty transactions for the foreseeable future.

         ACCOUNTS RECEIVABLE. Accounts receivable balances are evaluated on a continual basis and allowances, if any, are provided for potentially uncollectible accounts based on management's estimate of the collectibility of customer accounts. If the financial condition of a customer were to deteriorate, resulting in an impairment of its ability to make payments, an additional allowance may be required. Allowance adjustments, if any, are charged to operations in the period in which the facts that give rise to the adjustments become known. To date, we have not had any customer whose payment was considered past due, and as such, have not recorded any reserves for doubtful collectibility.

         ASSET RETIREMENT OBLIGATION. The Surface Mining Control and Reclamation Act of 1977 and similar state statutes require that mine properties be restored in accordance with specified standards and an approved reclamation plan. Significant reclamation activities include reclaiming refuse and slurry ponds, reclaiming the pit and support acreage at surface mines, and sealing portals at deep mines. Reclamation activities that are performed outside of the normal mining process are accounted for as asset retirement obligations in accordance with the provisions of Statement of Financial Accounting Standards, or SFAS, No. 143, "Accounting For Asset Retirement Obligations". We record our reclamation obligations on a mine-by-mine basis based upon current permit requirements and estimated reclamation obligations for such mines as determined by the Office of Surface Mining when we post a predetermined amount of reclamation bonds prior to commencing mining operations. The Office of Surface Mining's estimates of disturbed acreage are determined based on approved mining plans and related engineering data. Cost estimates are based upon estimates approved by OSM based on historical costs. In accordance with SFAS No. 143, we determine the fair value of our asset retirement obligations using a discounted cash flow methodology based on a discount rate related to the rates of US treasury bonds with maturities similar to the expected life of a mine, adjusted for our credit standing.

         On at least an annual basis, we review our entire reclamation liability and make necessary adjustments for permit changes granted by state authorities, additional costs resulting from accelerated mine closures, and revisions to cost estimates and productivity assumptions, to reflect current experience. At December 31, 2004, we had recorded asset retirement obligation liabilities of approximately $2.3 million. While the precise amount of these future costs cannot be determined with certainty, as of December 31, 2004, we estimate that the aggregate undiscounted cost of final mine closure is approximately $5.2 million.

         STOCK-BASED COMPENSATION. We account for stock-based compensation using Accounting Principles Board ("APB") Opinion No. 25, "ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES". Under APB No. 25, compensation expense is recognized for stock options with an exercise price that is less than the market price on the grant date of the option. For stock options granted employees or directors with exercise prices at or above the market value of the stock on the grant date, we have adopted the Financial Accounting Standards Board ("FASB") disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "ACCOUNTING FOR STOCK-BASED COMPENSATION" ("SFAS No. 123"). Except for the issuance of 1,237,500 options granted to directors and officers in March 2004, we have not recorded any compensation costs for these types of option grants.

         BENEFICIAL CONVERSION FEATURE OF DEBT AND PREFERRED STOCK. In accordance with Emerging Issues Task Force No. 98-5, "ACCOUNTING FOR CONVERTIBLE SECURITIES WITH BENEFICIAL CONVERSION FEATURES OR CONTINGENTLY ADJUSTABLE
CONVERSION RATIOS," and No. 00-27, "APPLICATION OF ISSUE NO. 98-5 TO CERTAIN CONVERTIBLE INSTRUMENTS," we recognize the value of conversion rights attached to convertible debt and equity instruments. These rights give the instrument holder the immediate ability to convert debt or preferred equity into common stock at a price per share that is less than the trading price of the common stock to the public. The beneficial value is calculated based on the market price of the stock at the commitment date in excess of the conversion rate of the debt and related accruing interest or preferred stock and is recorded as a discount to the related debt or constructive dividend to preferred stockholders and an addition to additional paid-in capital. The debt discount is amortized and recorded as interest expense over the remaining outstanding period of related debt.

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

RECENT ACCOUNTING PRONOUNCEMENTS

         See Note #2 to Notes to Consolidated Financial Statements for a full description of recent accounting pronouncements including the respective expected dates of adoption and effects on results of operations and financial condition.

RESULTS OF OPERATIONS

         The following table presents consolidated statement of operations data for each of the periods indicated as a percentage of revenues.

                                               ELEVEN MONTHS       TWELVE MONTHS
                                                   ENDED               ENDED
                                                DECEMBER 31,        DECEMBER 31,
                                                    2003                2004
                                               -------------       -------------

Revenues...................................         100   %             100   %
                                               -------------       -------------
Operating expenses:
   Cost of sales and selling expenses .....         139.2                94.0
   General and administrative .............         157.2                30.8
   Exploration costs ......................           6.7                 2.0
   Depreciation and depletion .............          21.0                12.8
   Amortization ...........................          30.8                 1.8
                                               -------------       -------------
     Total operating expenses .............         354.9               141.4
                                               -------------       -------------
Loss from operations ......................        (254.9)              (41.4)
                                               -------------       -------------
Other income (expense):
   Other income (expense), net ............           6.3                (0.2)
   Financing fees .........................           --                 (2.7)
   Interest expense .......................         (31.3)              (17.0)
                                               -------------       -------------
Net loss ..................................        (279.9)%             (61.4)%
                                               =============       =============

REVENUES

                                          ELEVEN            TWELVE
                                          MONTHS            MONTHS
                                          ENDED             ENDED
                                       DECEMBER 31,      DECEMBER 31,    PERCENT
                                           2003              2004         CHANGE
                                       -----------       -----------     -------
Coal sales .....................       $ 1,012,520       $16,871,346        *
Royalties receipts .............           178,123           103,403     (72.3%)
Other revenue ..................              --              24,163        --
                                       -----------       -----------
   Total revenues ..............       $ 1,190,643       $16,998,912        *
----------
* Not meaningful

         We commenced mining coal in July 2003, and therefore had limited coal sales during the eleven months ended December 31, 2003. As such, it is not meaningful to compare sales between the eleven months ended December 31, 2003 and the twelve months ended December 31, 2004. During the twelve months ended December 31, 2004, we generated all of our coal sales from fourteen customers, six of which were electric utilities (73.1% of sales, with our top two representing 54.6% of total coal sales), six of which were industrial companies (26.3% of sales), and two of which were coal resellers. All of our sales in 2003 and in the first nine months of 2004 were made pursuant to short term contracts with our electric utility and industrial customers. Sales to coal resellers were made on a spot basis. Most of our coal sales in the fourth quarter 2004 were derived from long-term contracts. We intend to expand the number of customers we serve, as our coal production increases, and to enter into long term contracts for approximately 75% of our coal production to obtain greater price certainty for our coal. At December 31, 2004, we had six contracts of one year or longer, pursuant to which we estimate delivering an aggregate of 984,000 tons of coal in calendar 2005. The royalty receipts for the eleven months ended December 31, 2003 and for the twelve months ended December 31, 2004 were the result of the recognition of deferred revenue relating to our sale in August 2003 for $250,000 of royalty rights relating to coal mined on the Smoky Mountain portion of our New River Tract property. We will not recognize any more royalty revenue pursuant to this transaction. Other revenue for the twelve months ended December 31, 2004 was the result of tippling fees charged to third party operators which leased one of our tipple facilities. We do not anticipate any future royalty revenues and do not anticipate any meaningful revenues to be derived in the foreseeable future from third party use of our tipple facilities.

         OPERATING EXPENSES

         COST OF SALES AND SELLING EXPENSES

                                             ELEVEN          TWELVE
                                             MONTHS          MONTHS
                                             ENDED           ENDED
                                          DECEMBER 31,    DECEMBER 31,   PERCENT
                                              2003            2004        CHANGE
                                          -----------     -----------    -------
Cost of sales and selling expenses ..     $ 1,657,570     $15,978,686       *
----------
* Not meaningful

         There were no cost of sales and selling expenses prior to the second quarter 2003. For the twelve month period ended December 31, 2004, these expenses consisted primarily of salary, benefits, worker's compensation and other compensation costs directly attributable to the employment of miners of approximately $4.33 million, and direct costs paid to third party vendors whose goods and services were directly used in the process of producing coal inventory, which included coal purchases of approximately $2.31 million, $477,000 paid to a contract mining entity, equipment leases and maintenance expenses of $1.13 million, blasting expenses of $448,000, fuel costs of $878,000, parts and supplies of $1.40 million, hauling costs of $1.50 million, and royalties and taxes of approximately $911,000. The gross profit margin for calendar 2004 was approximately 5% which is generally below the operating margins of our competitors. This below average operating margin is mainly attributable to the ramp up phase of our mining operations as we went from operating one mine in 2003 to operating six mines in 2004. We expect our gross profit margins to improve and be more in line with industry averages during 2005.

         For the eleven months ended December 31, 2003, our total cost of sales and selling expenses consisted primarily of salary, benefits and other compensation costs directly attributable to the employment of miners of approximately $441,000, direct costs paid to third party vendors whose goods and services were directly used in the process of producing coal inventory, which included equipment leases and maintenance expenses of approximately $470,000, blasting expenses of $159,000, fuel costs of $191,000, parts and supplies of $227,000, hauling costs of $66,000, and royalties and taxes of approximately $96,000.

         GENERAL AND ADMINISTRATIVE EXPENSES

                                             ELEVEN          TWELVE
                                             MONTHS          MONTHS
                                             ENDED           ENDED
                                          DECEMBER 31,    DECEMBER 31,   PERCENT
                                              2003            2004        CHANGE
                                          -----------     -----------    -------
General and administrative expenses..     $ 1,871,414     $ 5,242,437      180%

         General and administrative expenses primarily include salary, benefits and related expenses; executive, financial, and accounting consulting expenses; legal and outside audit professional fees; insurance expenses; and travel and travel related expenses. The increase in general and administrative expenses in the twelve month period ended December 31, 2004 compared to the eleven month period ended December 31, 2003 is primarily attributable to an increase in salaries, benefits and related expenses of $2.08 million, an increase of $903,000 related to the non-cash recognition of compensation expense related to the issuance of options with strike prices below market, an increase in insurance fees of $866,000 partially offset by a decrease in consulting fees of $456,000. This occurred as we transitioned from our initial start-up phase, which began in the calendar third quarter 2003, during which we used consultants, to on-going operations conducted by employees in 2004.

         EXPLORATION COSTS

                                             ELEVEN          TWELVE
                                             MONTHS          MONTHS
                                             ENDED           ENDED
                                          DECEMBER 31,    DECEMBER 31,   PERCENT
                                              2003            2004        CHANGE
                                          -----------     -----------    -------
Exploration costs....................     $    80,367     $   343,946      328%

         For the twelve month period ended December 31, 2004, we incurred exploration and development costs of $343,946 for fees paid to professional geological and exploration experts related to the development of mines located on our properties. For the eleven months ended December 31, 2003, we had exploration and development expenses of $80,367. We expect our exploration costs to increase in 2005 as we increase the number of permits submitted to OSM for approval, as well as conduct further exploration on existing mines. We do expect however that our exploration costs as a percentage of sales will decrease in 2005 and beyond.

         DEPRECIATION AND DEPLETION EXPENSE

                                             ELEVEN          TWELVE
                                             MONTHS          MONTHS
                                             ENDED           ENDED
                                          DECEMBER 31,    DECEMBER 31,   PERCENT
                                              2003            2004        CHANGE
                                          -----------     -----------    -------
Depreciation and depletion expense...     $   250,527     $ 2,175,133      768%

         The increase in depreciation and depletion expense in the twelve month period ended December 31, 2004 compared to the eleven month period ended December 31, 2003 is primarily attributable to the acquisition of fixed assets which resulted in an increase of approximately $1.28 million in depreciation expenses, an increase of $504,000 in adjustments and revisions from annual re-costing of our asset retirement obligations as well as an increase in the recognition of estimated depletion expenses of

$115,000. Given that the coal mining business is capital intensive, we expect our depreciation expenses to increase in 2005 and beyond as we increase our capital expenditures for mining and other equipment needed to expand our business.

         AMORTIZATION EXPENSE

                                             ELEVEN          TWELVE
                                             MONTHS          MONTHS
                                             ENDED           ENDED
                                          DECEMBER 31,    DECEMBER 31,   PERCENT
                                              2003            2004        CHANGE
                                          -----------     -----------    -------
Amortization expense.................     $   366,628     $   298,236      (19%)

         We record amortization expense for previously capitalized financing fees related to the issuance of debt securities. These expenses are recorded using the interest method over the life of the securities. If the securities are repaid or are converted prior to maturity, the remaining unamortized balance is immediately recognized. We also record amortization expense for mine development costs. For the twelve month period ended December 31, 2004, we recorded $288,531 related to financing fees, including $212,000 of fees paid in conjunction with the August 2004 convertible debentures, and $9,705 attributed to mine development costs. For the eleven month period ended December 31, 2003, the entire $366,628 amortization expense was for financing fees related to the issuance of debt securities in March 2003. At December 31, 2004, we had $782,500 of unamortized financing fees which will be amortized using the interest method over 23 months, and approximately $338,900 of unamortized mine development costs, which is recorded as part of Coal and Mineral Rights and will be amortized on a straight line basis over 45 months.

         OTHER INCOME (EXPENSE)

                                        ELEVEN         TWELVE
                                        MONTHS         MONTHS
                                        ENDED          ENDED
                                     DECEMBER 31,   DECEMBER 31,     PERCENT
                                         2003           2004          CHANGE
                                     -----------    -----------    -----------
Other income (expense), net ......   $    75,437    $   (40,682)       (154%)
Financing fees ...................          --         (458,187)         --
Interest expense .................      (372,458)    (2,890,735)        676%
                                     -----------    -----------    -----------
   Total other income (expense) ..      (297,021)   $(3,389,604)      1,041%

         The increase in other income (expense), net, in the twelve month period ended December 31, 2004 compared to the eleven month period ended December 31, 2003 is primarily attributable to an increase in interest expense of approximately $2,518,000 related to $1,700,000 of interest expense recorded pursuant to the beneficial conversion feature of the $3.0 million convertible debentures issued in August 2004, and added borrowings for asset acquisitions made during calendar 2004, an increase of finance fees of $458,000 related to the April debt offering and fees paid for a second amendment to our senior credit facility, and an increase in property taxes of approximately $33,000.

RELATED PARTY TRANSACTIONS

         See "Certain Relationships and Related Party Transactions" included elsewhere in this report for a full description of transactions to which we were or will be a party, in which the amount involved exceeds $60,000, AND in which any director, executive officer, shareholder of more than 5% of our common stock or any member of their immediate family had or will have a direct or indirect material interest.

LIQUIDITY AND CAPITAL RESOURCES

         As of December 31, 2004, we had cash and cash equivalents of approximately $352,000. As of December 31, 2004, we had negative working capital of approximately $4.0 million. We expect a significant use of cash during fiscal 2005 as we continue to expand our coal mining operations. We anticipate that our current cash reserves plus cash we expect to generate from operations will not be sufficient to fund our operational expenditures for the first six months of 2005, yet we expect to be cash flow positive from operations commencing in the third quarter of 2005. We anticipate the need to acquire additional assets and/or mining operations, and may be required to raise additional funds by issuing additional equity or debt securities, the amount and timing of which will depend in large part on our spending program. In November 2004, we entered into a senior secured credit facility and borrowed $15 million to facilitate our purchase of assets from Appalachian Fuels, LLC. We borrowed an additional $1.4 million in January 2005 pursuant to this senior secured credit facility for the deposit on and purchase of a $5.5 million high wall miner, and borrowed an additional $5.14 million in a separate transaction to complete the purchase of the high wall miner equipment. We may borrow an additional $4.6 million, as our senior secured credit facility allows for a maximum of $21 million to be borrowed.

         If additional funds are raised through the issuance of equity securities, the current stockholders may experience dilution. Furthermore, there can be no assurance that additional financings will be available when needed or that if available, such financings will include terms favorable to our stockholders. If such financings are not available when required or are not available on acceptable terms, we may be unable to take advantage of business opportunities or respond to competitive pressures, any of which could have a material adverse effect on our business, financial condition and results of operations.

     CASH FLOWS

         We currently satisfy our working capital requirements primarily through cash flows generated from operations and sales of equity and debt securities. For the twelve months ended December 31, 2004, we had a net increase in cash of approximately $351,000. Cash flows from operating, financing and investing activities for the eleven months ended December 31, 2003 and the twelve months ended December 31, 2004 are summarized in the following table:

                                                 ELEVEN MONTHS     TWELVE MONTHS
                                                     ENDED             ENDED
                                                  DECEMBER 31,      DECEMBER 31,
ACTIVITY                                              2003              2004
--------------------------------------------     ------------      ------------

Operating activities .......................     $ (1,541,409)     $ (4,342,237)
Investing activities: ......................       (1,990,879)      (33,417,661)
Financing activities .......................        3,533,171        38,110,713
                                                 ------------      ------------
   Net increase (decrease) in cash .........     $        883      $    350,815
                                                 ============      ============

         OPERATING ACTIVITIES

         The net cash used in operating activities of approximately $4.34 million during the twelve months ended December 31, 2004 was primarily the result of the net loss of approximately $10.43 million and increases in receivables of approximately $1.90 million, inventory of approximately $119,000, deferred revenue of approximately $179,000, payments for reclamation obligations of approximately $87,100 and prepaid and other of approximately $233,500 as we increased coal production during the year, partially offset by an increase in accounts payable and accrued liabilities of approximately $3.30 million and non-cash expenses of approximately $5.20 million. The non-cash expenses recorded during the period included $1,700,000 of interest expense related to the beneficial conversion feature of the $3.0 million convertible debentures issued in August 2004, $903,000 of non-cash compensation expense related to the issuance of stock options with an exercise price below the closing price of the Company's common stock on the date of grant, $227,000 of non-cash compensation expense for the issuance of common stock in consideration of salary, $165,000 of non-cash interest expense for the issuance of common stock in lieu of interest payments, and $49,000 of non-cash consulting expense for the Black-Scholes pricing model valuation of warrants issued as consideration for consulting services rendered.

         The net cash used in operating activities of approximately $1.54 million during the eleven months ended December 31, 2003 was primarily the result of the net loss of approximately $3.33 million and increases in receivables of approximately $19,000, inventory of approximately $146,000, deferred revenue of approximately $179,000 and prepaid and other of approximately $15,000 as we increased coal production during the year, partially offset by an increase in accounts payable and accrued liabilities of approximately $829,000 and non-cash expenses of approximately $962,000, of which $191,000 was non-cash compensation to a related party, and $153,500 was non-cash compensation expense for the issuance of common stock for services.

         INVESTING ACTIVITIES

         The approximately $33.42 million of cash used in investing activities during the twelve months ended December 31, 2004 was due primarily to the purchase of approximately $17.71 million of property, plant and equipment, $10.89 million for the purchase of coal and mineral assets, $4.27 million deposited with a bank as collateral for OSM reclamation requirements, $150,000 in deposits for a potential purchase of mining rights, and $392,000 of prepaid royalty in advance of royalties to be paid on property we lease and expect to mine within a few years. To the extent that we make additional asset acquisitions in 2005 similar to our investing activities in 2004, we will need to raise additional cash from outside sources. If additional funds are raised through the issuance of equity securities, the current stockholders may experience dilution. Furthermore, there can be no assurance that additional financings will be available when needed or that if available, such financings will include terms favorable to our stockholders. If such financings are not available when required or are not available on acceptable terms, we may be unable to take advantage of business opportunities or respond to competitive pressures, any of which could have a material adverse effect on our business, financial condition and results of operations.

         For the eleven months ended December 31, 2003, $1.99 million of cash used in investing activities resulted primarily from $1.31 million for the acquisition of coal and mineral rights, $448,000 for the acquisition of mining equipment offset by the receipt of $23,000 from the sale of equipment, and $257,500 paid to OSM for reclamation bonds used for surface mine TN #2.

         FINANCING ACTIVITIES

         The net cash provided by financing activities of approximately $38.11 million during the twelve months ended December 31, 2004 was primarily the result of $24.5 million raised from sales of debt securities net of $1.0 million in fees, and $17.7 million raised from the sale of common stock and Series A convertible preferred stock net of $1.0 million in fees, offset primarily by $3.05 million paid to debt holders, $950,000 paid pursuant to capital leases and a bank loan, $560,000 paid on related party debt and $281,000 paid as a dividend to holders of our Series A preferred stock. The net cash provided by financing activities of approximately $3.53 million during the eleven months ended December 31, 2003 was primarily the result of $3.25 million raised from sales of debt from outside parties net of approximately $412,000 financing fees, $560,000 from related party debt, and $287,500 from the sale of equity securities, partially offset by payments of approximately $543,600 on notes payable and capital leases. As previously stated, to the extent that we make additional asset acquisitions in 2005 similar to our investing activities in 2004, we will need to raise additional cash from the sale of equity or debt securities, which financings may not be available on acceptable terms, if at all, and which may dilute existing stockholders.

         ISSUANCE OF STOCK UPON THE CONVERSION OF NOTES PAYABLE

         During 2003, we raised gross proceeds of $198,000 pursuant to a series of private placements of unsecured promissory notes to four unrelated parties. Each of the notes had an interest rate of 10% per annum and was due in March 2004. In November 2003, these note holders agreed to extend the term of the notes to November 2004 in consideration of the issuance to them of warrants to purchase an aggregate of 41,250 shares of our common stock. In January 2004, these four unrelated parties converted their entire then outstanding principal and accrued interest into shares of our common stock at a conversion price of $2.20 per share. We issued 92,099 shares of common stock, 90,000 shares of which were issued in repayment of principal and 2,099 shares of which were issued in repayment of accrued interest.

         SALE OF COMMON STOCK

         In February 2004, we sold an aggregate of 1,250,000 shares of our common stock in a private placement at a price per share of $2.20. We received net proceeds of $2,750,000. Crestview Capital Master, LLC, an entity controlled by Crestview Capital Funds, purchased 650,000 shares, and other accredited investors purchased the remaining 600,000 shares.

         SALES OF SENIOR SECURED PROMISSORY NOTES AND WARRANTS

         In April and May 2004, we sold one-year promissory notes in the aggregate principal amount of $7.5 million and three-year warrants to purchase up to an aggregate of 625,000 shares of our common stock at an exercise price of $4.00 per share. We sold these securities to institutional investors and individual accredited investors, with the largest investor being Crestview Capital Master, LLC, for an aggregate purchase price to us of $7.5 million. In August 2004, certain holders of this debt agreed to cancel $4.725 million of principle in exchange for Series A preferred stock (see below). Also in August 2004, we repaid $2.775 million from the proceeds raised pursuant to the issuance of our Series A convertible preferred stock and retired the debt.

         SALES OF PREFERRED STOCK AND WARRANTS

         On August 31, 2004, we sold $16,030,000 of Series A 5% convertible preferred stock and common stock purchase warrants in separate private placement transactions. We issued a total of 1,068.67 shares of Series A convertible preferred stock, at $15,000 per share, for cash consideration of approximately $11.3 million and cancellation of $4.725 million of our senior secured promissory notes. Dividends on the preferred stock initially accrue at a rate of five percent (5%) per annum and shall be cumulative from the date of issuance. Until paid, the right to receive dividends on the preferred stock shall accumulate and shall be payable, in cash, on June 30 and December 31 of each year, commencing on December 31, 2004. Each share of Series A convertible preferred stock is convertible into 2,500 shares of our common stock. For each share of Series A convertible preferred stock, the investors also were issued two-year warrants to purchase up to 500 shares of our common stock at an exercise price of $8.40 per share. On December 31, 2004, we paid approximately $281,000 in dividends to the holders of our Series A 5% convertible preferred stock.

         On August 31, 2004, the closing price of our common stock on the NASDAQ Over-the-Counter Bulletin Board was $9.40. Since this closing price exceeded the $6.00 conversion price of the Series A preferred stock, and exceeded the $8.40 exercise price for the warrants, we recognized non-cash constructive dividends of approximately $10.76 million pursuant to the calculation of the beneficial conversion value for both the issuance of the preferred stock and the attached warrants with conversion prices below the market price of the common stock. The beneficial conversion value of the warrants was calculated using the Black-Scholes pricing model. During the fourth calendar quarter of 2004, several Series A convertible preferred stockholders exercised their additional purchase right options, which resulted in the recognition of an additional $7.87 million of non-cash constructive dividends pursuant to the calculation of the beneficial conversion value for both the issuance of the additional preferred stock and the attached warrants with conversion prices below the market price of the common stock. The combined one-time, non-cash constructive dividends to preferred stockholders in 2004 for beneficial conversion features totaled approximately $18.6 million.

         In December 2004, we consummated the sale of an additional 241.33 shares of our Series A convertible preferred stock and warrants to purchase 482,660 shares of our common stock, which securities were sold upon the exercise of additional purchase rights granted in August 2004 to investors who participated in our private placements of the Series A preferred stock and warrants and convertible promissory notes. We received gross proceeds of approximately $3,620,000 in connection with the sale of these securities.

         SALES OF CONVERTIBLE PROMISSORY NOTES

         On August 31, 2004, we issued $3,000,000 of convertible promissory notes to Crestview Capital Master LLC, an entity controlled by Crestview Capital Funds and SDS Capital Group SPC, Ltd. Prior to maturity, the convertible promissory notes may be converted into units consisting of our Series A convertible preferred stock and common stock purchase warrants at a price of $15,000 per unit. Each unit consists of one share of Series A convertible preferred stock and two-year warrants to purchase up to 500 shares of common stock at an exercise price of $8.40 per share. In December 2004, both Crestview and SDS exercised their rights and converted their respective promissory notes into units of our Series A convertible preferred stock and common stock purchase warrants.

         On August 31, 2004, the closing price of our common stock on the NASDAQ Over-the-Counter Bulletin Board was $9.40. Since this closing price exceeded the $6.00 conversion price of the convertible promissory notes, and exceeded the $8.40 exercise price for the warrants to be issued upon conversion of the notes, we calculated a debt discount of approximately $1.70 million pursuant to the calculation of the beneficial conversion value for both the issuance of the debt below market prices, and we recognized approximately $220,000 of interest expense of this debt discount for the quarter ended September 30, 2004. The $1.70 million beneficial conversion value for the debt was calculated based on the number of common shares issuable upon conversion of the Series A preferred stock issuable upon conversion of the principal amount of the debt, multiplied by the difference between the conversion price and the market price for the common stock, or $3.40 and was to be amortized on a straight line basis over the nine-month term of the notes. Since the $3.0 million debt was converted in December 2004, we recognized the remaining $1.58 million of debt discount as interest expense in the fourth calendar quarter of 2004.

         BANK LOAN

         In July 2004, we borrowed approximately $663,300 from Sevier County Bank in Sevierville, TN with a 24-month term and an interest rate of 7.25%. Proceeds from the loan were used to purchase mining and other vehicles. Payments are made monthly, and at December 31, 2004, the principal remaining balance of the loan was approximately $532,900.

         SENIOR SECURED CREDIT FACILITY

         On November 26, 2004, our Tennessee subsidiary, National Coal Corporation, in connection with our acquisition of assets from Appalachian Fuels, LLC entered into a credit agreement with D. B. Zwirn Special Opportunities Fund, L.P., as Lender and administrative agent for the Lenders. The company and our subsidiary, NC Transportation, Inc., guaranteed the obligations of National Coal Corporation under the credit agreement. The credit agreement provides for an initial credit facility of $15 million with a subsequent credit facility not to exceed $6 million. We exercised our right to borrow $15 million on November 29, 2004, the proceeds of which were used to pay the remaining $12,250,000 of acquisition costs related to the acquisition of assets of Appalachian Fuels, LLC, pay transaction costs with respect to the closing of the credit facility and asset purchase, and fund working capital. We borrowed an additional $1.4 million in January 2005 to fund our acquisition of mining equipment. Borrowings under the credit agreement bear interest at the rate of interest per annum publicly announced from time to time by JPMorgan Chase as its prime rate in effect at its principal office in New York City, plus 5.75%. The obligations under the credit agreement are secured by substantially all of our assets and those of our subsidiaries.

         Amounts borrowed under the Credit Agreement are payable in monthly installments of amounts equal to 50% of our Free Cash Flow (as defined in the credit agreement) and become immediately due and payable on their maturity date of November 26, 2006. Under this facility, we are subject to numerous financial covenants, including that:

         o we maintain a specified minimum EBITDA (as defined in credit agreement) for specified periods ending on each calendar quarter during the term of the credit agreement;

         o we do not exceed a specified ratio of debt to EBITDA for specified periods ending on each calendar quarter during the term of the credit agreement;

         o we maintain a specified minimum ratio of EBITDA to interest expense for specified periods ending on each calendar quarter during the term of the credit agreement;

         o we maintain a specified minimum fixed charge coverage ratio for specified periods ending on each calendar quarter during the term of the credit agreement;

         o        we meet minimum monthly sales requirements;

         o our general and administrative costs on an annualized basis as of specified periods ending on each calendar quarter during the term of the credit agreement do not exceed a specified percentage of our coal sales for each such period; and

         o we will not make any capital expenditures except in the ordinary course of business in accordance with past practices.

         At December 31, 2004, we were not in compliance with our financial covenants related to EBITDA or our minimum monthly sales requirements under the credit agreement. On March 29, 2005, we amended our credit agreement, effective as of December 31, 2004, at a cost of $120,000, to revise our financial covenants related to EBITDA and minimum monthly sales requirements to bring us back into compliance. The new financial covenants with D. B. Zwirn are effective for the term of the credit agreement and are based on our projections.

OFF-BALANCE SHEET ARRANGEMENTS

         At December 31, 2004 and December 31, 2003, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, variable interest or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

CONTRACTUAL OBLIGATIONS

         The following summarizes our contractual obligations at December 31, 2004 and the effects such obligations are expected to have on liquidity and cash flow in future periods:

                                     PAYMENTS DUE BY PERIOD
                  --------------------------------------------------------------
                               LESS THAN 1      1-3          3-5        AFTER
                     TOTAL        YEAR         YEARS        YEARS      5 YEARS
----------------- -----------  -----------  -----------  ----------  -----------
Notes payable ... $15,532,908  $   329,511  $15,203,397  $     --    $      --
Operating leases.     260,200      160,200      100,000        --           --
Capital leases ..   4,191,200    2,419,300    1,771,900        --           --
Employment
  obligations....   2,246,750    1,649,000      597,750        --           --
                  -----------  -----------  -----------  ----------  -----------
  Total
    contractual
    obligations.. $22,231,058  $ 4,558,011  $17,673,047  $     --    $      --
                  ===========  ===========  ===========  ==========  ===========

         In November 2004, pursuant to our signed asset purchase agreement with Appalachian Fuels, LLC, we agreed to replace $6.5 million of their reclamation bonds on the Straight Creek, KY mining operations upon the transfer to us all of the mining permits listed in the asset purchase agreement. To date, Appalachian Fuels has not fulfilled this obligation and has indicated that there are three permits which are still to be transferred. They have indicated to us that final transfer may take a number of months. None of the mining permits to be transferred to us are for mines which are in current production and as such lack of transfer does not impact our current or planned operations.

         Our notes payable at December 31, 2004 consisted of the following:

                                                                  AMOUNT DUE AT
                                                                  DECEMBER 31,
PROMISSORY NOTES                                                      2004
---------------------------------------------------------------   ------------
Senior  credit  facility  dated  November 26, 2004;
   interest  rate of Prime + 5.75%,  payable
   monthly,  with principle reductions also
   payable monthly based on 50% of Free Cash Flow (as
   defined in the credit facility) ............................   $15,000,000
Bank loan dated July 29, 2004; interest rate of
   7.25%, payable monthly .....................................       532,908
                                                                  -----------
           TOTAL ..............................................   $15,532,908
---------------------------------------------------------------   -----------

         We rent mining equipment pursuant to operating lease agreements, and made lease payments totaling $516,600 during the twelve months ended December 31, 2004.

         In September 2004, we purchased an office building in Knoxville, Tennessee for $690,000, which is the new location of our corporate operations. The building has been pledged to satisfy certain OSM bonding requirements.

         In April and October 2004, Crestview Capital Master, LLC converted an aggregate of approximately $3.19 million of two convertible notes into 1,597,451 shares of our common stock.

         In December 2004, we repaid  Crestview  Capital  Master,  LLC for notes
payable  they  held  in  the   principal   amounts  of  $75,000  and   $195,314,
respectively.

         In December 2004, Crestview Capital Master, LLC and SDS Capital Group SPC, Ltd. converted $3,000,000 of convertible notes payable into 200 shares of Series A convertible preferred stock and warrants to purchase up to 100,000 shares of common stock.

         In December 2004, we paid dividends to the holders of our Series A convertible preferred stock in the aggregate of $281,117 pursuant to the securities purchase agreement wherein we are required to make semi-annual cash dividend payments on June 30 and December 31.

         Subsequent   to  December   31,   2004,   we  borrowed  an   additional
approximately $5.14 million to purchase mining equipment. The note has a maturity of August 10, 2005, is secured by the mining equipment purchased, and has a rate of interest of eighteen percent (18%) per annum calculated from the 61st day until maturity. We paid an origination fee of approximately $200,000 upon the execution of the loan documents. The lenders were also issued 5-year common stock purchase warrants to purchase up to 140,000 shares of our common stock at an exercise price per share of $8.50. Crestview Capital Master, LLC participated in this transaction.

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

THERE IS NO ASSURANCE THAT OUR LIMITED REVENUES WILL BE SUFFICIENT TO OPERATE PROFITABLY, OR THAT WE WILL GENERATE GREATER REVENUES IN THE FUTURE.

         We were formed to create a regional coal producer in Tennessee. We had no revenues from inception until the third quarter 2003 when we began mining operations. We are not profitable and have a limited operating history. We must be regarded as a risky venture with all of the unforeseen costs, expenses, problems, risks and difficulties to which such ventures are subject.

         Our coal sales for the calendar 2004 were approximately $16.9 million. There is no assurance that we can achieve greater sales or generate profitable sales. We expect that many coal producers could produce and sell coal at cheaper prices per ton than our production cost rates, which could adversely affect our revenues and profits, if any. There is no assurance that we will ever operate profitably. There is no assurance that we will generate continued revenues or any profits, or that the market price of our common stock will be increased thereby.

OUR  INABILITY  TO  DIVERSIFY  OUR   OPERATIONS   MAY  SUBJECT  US  TO  ECONOMIC
FLUCTUATIONS WITHIN OUR INDUSTRY.

         Our limited financial resources reduce the likelihood that we will be able to diversify our operations. Our probable inability to diversify our activities into more than one business area will subject us to economic fluctuations within a particular business or industry and therefore increase the risks associated with our operations.

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

         Federal, state and local authorities regulate the coal mining industry with respect to matters such as employee health and safety, permitting and licensing requirements, air quality standards, water pollution, plant and wildlife protection, reclamation and restoration of mining properties after mining is completed, the discharge of materials into the environment, surface subsidence from underground mining and the effects that mining has on groundwater quality and availability. In addition, significant legislation mandating specified benefits for retired coal miners affects our industry. Numerous governmental permits and approvals are required for mining operations. We are required to prepare and present to federal, state or local authorities data pertaining to the effect or impact that any proposed exploration for or production of coal may have upon the environment. The costs, liabilities and requirements associated with these regulations may be costly and time-consuming and may delay commencement or continuation of exploration or production operations. The possibility exists that new legislation and/or regulations and orders may be adopted that may materially adversely affect our mining operations, our cost structure and/or our customers' ability to use coal. New legislation or administrative regulations (or judicial interpretations of existing laws and regulations), including proposals related to the protection of the environment that would further regulate and tax the coal industry, may also require us or our customers to change operations significantly or incur increased costs. The majority of our coal supply agreements contain provisions that allow a purchaser to terminate its contract if legislation is passed that either restricts the use or type of coal permissible at the purchaser's plant or results in specified increases in the cost of coal or its use. These factors and legislation, if enacted, could have a material adverse effect on our financial condition and results of operations.

         In addition, the United States and over 160 other nations are signatories to the 1992 Framework Convention on Climate Change which is intended to limit emissions of greenhouse gases, such as carbon dioxide. In December 1997, in Kyoto, Japan, the signatories to the convention established a binding set of emission targets for developed nations. Although the specific emission targets vary from country to country, the United States would be required to reduce emissions to 93% of 1990 levels over a five-year budget period from 2008 through 2012. Although the United States has not ratified the emission targets and no comprehensive regulations focusing on U.S. greenhouse gas emissions are in place, these restrictions, whether through ratification of the emission targets or other efforts to stabilize or reduce greenhouse gas emissions, could adversely impact the price of and demand for coal. According to the Energy Information Administration's Emissions of Greenhouse Gases in the United States 2001, coal accounts for 32% of greenhouse gas emissions in the United States, and efforts to control greenhouse gas emissions could result in reduced use of coal if electricity generators switch to sources of fuel with lower carbon dioxide emissions. Further developments in connection with regulations or other limits on carbon dioxide emissions could have a material adverse effect on our financial condition or results of operations.

OUR FUTURE SUCCESS DEPENDS UPON OUR ABILITY TO CONTINUE ACQUIRING AND DEVELOPING COAL RESERVES THAT ARE ECONOMICALLY RECOVERABLE.

         Our recoverable reserves will decline as we produce coal. We have not yet applied for the permits required or developed the mines necessary to use all of the coal deposits under our mineral rights. Furthermore, we may not be able to mine all of our coal deposits as profitably as we do at our current operations. Our future success depends upon our conducting successful exploration and development activities and acquiring properties containing economically recoverable coal deposits. Our current strategy includes increasing our coal deposits base through acquisitions of other mineral rights, leases, or producing properties and continuing to use our existing properties. Additionally, the federal government limits the amount of federal land that may be leased by any company to 150,000 acres nationwide. As of December 31, 2004, we leased no acres from the federal government. The limit could restrict our ability to lease significant federal lands.

         Our planned development and exploration projects and acquisition activities may not result in the acquisition of significant additional coal deposits and we may not have continuing success developing additional mines. Our mining operations are conducted on mineral rights owned and/or leased by us., If defects in title or boundaries are found to exist after we commence mining, our right to mine may be materially adversely affected. In addition, in order to develop our coal deposits, we must receive various governmental permits. We cannot predict whether we will continue to receive the permits necessary for us to operate profitably in the future.

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

OUR  OPERATIONS  COULD BE  ADVERSELY  AFFECTED IF WE FAIL TO  MAINTAIN  REQUIRED
BONDS.

         Federal and state laws require bonds or cash deposits to secure our obligations to reclaim lands used for mining, to pay federal and state workers' compensation, to secure coal lease obligations and to satisfy other miscellaneous obligations. At December 31, 2004, $257,500 was on deposit with OSM for reclamation bonds related to our Patterson Mountain mining operations. In addition, we have approximately $4.27 million of cash invested in certificates of deposit, against which an irrevocable bank letter of credit is written in favor of OSM and have posted a $700,000 letter of credit secured by our executive office building favor of OSM for the reclamation bonds related to our mine #7, mine #9, and mine #1 operations and other mining permits acquired from U.S. Coal, Inc. Reclamation bonds are typically renewable on a yearly basis if they are not posted with cash. Our failure to maintain, or inability to acquire, bonds that are required by state and federal law would have a material adverse effect on us. That failure could result from a variety of factors including the following:

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

WE OPERATE IN AN INDUSTRY THAT IS SUBJECT TO SIGNIFICANT FLUCTUATIONS IN OPERATING RESULTS FROM QUARTER TO QUARTER THAT MAY RESULT IN UNEXPECTED REDUCTIONS IN REVENUE AND STOCK PRICE VOLATILITY.

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

         Our business strategy may include expansion through internal growth by acquiring complementary businesses or by establishing strategic relationships with targeted customers. In order to do so, or to fund our other activities, we may issue additional equity securities that could dilute our shareholders' stock percentage ownership. We may also assume additional debt and incur impairment losses related to goodwill and other tangible assets if we acquire another company which could negatively impact our results of operations.

OFFICERS AND  DIRECTORS OWN A  SIGNIFICANT  PORTION OF OUR COMMON  STOCK,  WHICH
COULD  LIMIT  OUR  SHAREHOLDERS'   ABILITY  TO  INFLUENCE  THE  OUTCOME  OF  KEY
TRANSACTIONS.

         As of February 17, 2005, our officers and directors and their affiliates owned approximately 35.3% of our outstanding voting shares. As a result, our officers and directors are able to exert considerable influence over the outcome of any matters submitted to a vote of the holders of our common stock, including the election of our Board of Directors. The voting power of these shareholders could also discourage others from seeking to acquire control of us through the purchase of our common stock which might depress the price of our common stock.

ITEM 7.  FINANCIAL STATEMENTS

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                            PAGE
                                                                            ----
AUDITED FINANCIAL STATEMENTS:

   Report of Independent Registered Public Accounting Firm..................  44

   Consolidated Balance Sheet at December 31, 2004..........................  45

   Consolidated Statement of Operations for the Eleven Months
      Ended December 31, 2003 and the Twelve Months Ended
      December 31, 2004.....................................................  46

   Consolidated Statement of Cash Flows for the Eleven Months
      Ended December 31, 2003 and the Twelve Months Ended
      December 31, 2004.....................................................  47

   Consolidated Statement of Changes in Stockholders' Equity from
      Inception (January 30, 2003) to December 31, 2004.....................  48

   Notes to the Consolidated Financial Statements...........................  49

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors
National Coal Corp.
Knoxville, Tennessee


We have audited the consolidated balance sheet of NATIONAL COAL CORP. as of December 31, 2004, and the related consolidated statements of operations, cash flows and changes in stockholders' equity for the year then ended and the eleven month period from its inception (January 30, 2003) to December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of NATIONAL COAL CORP. at December 31, 2004, and the consolidated results of its operations and its cash flows for the year then ended and the eleven month period from its inception to December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.


/s/ GORDON, HUGHES & BANKS, LLP
-------------------------------
Greenwood Village, Colorado
February  11,  2005,  except  as to the last
   four  paragraphs  of NOTE #9,  which date
   is March 29, 2005.

                               NATIONAL COAL CORP.
                           CONSOLIDATED BALANCE SHEET

                                                                    DECEMBER 31,
                                                                       2004
                                                                   -------------
ASSETS
CURRENT ASSETS
   Cash and cash equivalents ..................................    $    351,698
   Accounts receivable ........................................       1,903,734
   Inventory ..................................................         264,873
   Prepaid and other ..........................................         263,699
                                                                   ------------
     TOTAL CURRENT ASSETS .....................................       2,784,004
                                                                   ------------

PROPERTY, PLANT AND EQUIPMENT
   Land .......................................................         774,290
   Mining equipment ...........................................      13,703,820
   Computer equipment and software ............................          81,474
   Vehicles and mobile equipment ..............................       3,231,267
   Buildings ..................................................       5,875,995
   Office equipment and furniture .............................          42,517
                                                                   ------------
                                                                     23,709,363
Less:  accumulated depreciation ...............................      (1,716,467)
                                                                   ------------
   TOTAL PROPERTY, PLANT AND EQUIPMENT, NET ...................      21,992,896
                                                                   ------------

Coal and mineral rights, net of $131,214 accumulated
   amortization and depletion .................................      13,916,013
Certificates of deposit and reclamation bond ..................       4,526,600
Loan acquisition costs, net of $30,924 accumulated
   amortization ...............................................         782,500
Prepaid royalty ...............................................         392,500
Deposits ......................................................         156,000
                                                                   ------------
   TOTAL ASSETS ...............................................    $ 44,550,513
                                                                   ------------

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
   Accounts payable and accrued expenses ......................    $  3,859,327
   Short term portion of capital lease obligations ............       2,350,566
   Accrued payroll and payroll taxes payable ..................         272,269
   Current portion of bank loans - vehicles ...................         329,511
                                                                   ------------
     TOTAL CURRENT LIABILITIES ................................       6,811,673

   Senior credit facility .....................................      15,000,000
   Long term portion of capital lease obligations .............       1,840,658
   Long term portion of bank loans - vehicles .................         203,397
   Long term portion of asset retirement obligations ..........       2,093,759
                                                                   ------------
     TOTAL LIABILITIES ........................................      25,949,487
                                                                   ------------

STOCKHOLDERS' EQUITY
   Series A convertible preferred stock,
     par value; 5% coupon; 1,611 shares
     authorized; 1,456.67 shares issued and outstanding .......            --
   Common stock, $.0001 per value; 80 million shares
     authorized; 13,391,344 shares issued and outstanding .....           1,300
   Additional paid-in capital .................................      32,361,741
   Accumulated deficit ........................................     (13,762,015)
                                                                   ------------
     TOTAL STOCKHOLDERS' EQUITY ...............................      18,601,026
                                                                   ------------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ...............    $ 44,550,513
                                                                   ------------

                 See Notes to Consolidated Financial Statements.

                               NATIONAL COAL CORP.

                      CONSOLIDATED STATEMENT OF OPERATIONS

                                                   ELEVEN MONTHS   TWELVE MONTHS
                                                       ENDED           ENDED
                                                    DECEMBER 31,    DECEMBER 31,
                                                       2003            2004
                                                   ------------    ------------

REVENUES
  Coal sales ...................................   $  1,012,520    $ 16,871,346
  Royalty receipts .............................        178,123         103,403
  Other revenue ................................           --            24,163
                                                   ------------    ------------
   TOTAL REVENUE ...............................      1,190,643      16,998,912
                                                   ------------    ------------

EXPENSES
  Cost of sales and selling expenses ...........      1,657,570      15,978,686
  General and administrative ...................      1,871,414       5,242,437
  Exploration costs ............................         80,367         343,946
  Depreciation and depletion ...................        250,527       2,175,133
  Amortization .................................        366,628         298,236
                                                   ------------    ------------

   TOTAL OPERATING EXPENSES ....................      4,226,506      24,038,438
                                                   ------------    ------------

LOSS FROM OPERATIONS ...........................     (3,035,863)     (7,039,526)
                                                   ------------    ------------

OTHER INCOME (EXPENSE)
  Other income (expense), net ..................         75,437         (40,682)
  Financing fees ...............................           --          (458,187)
  Interest expense .............................       (372,459)     (2,890,735)
                                                   ------------    ------------
   TOTAL OTHER INCOME (EXPENSE) ................       (297,022)     (3,389,604)
                                                   ------------    ------------

NET (LOSS) .....................................     (3,332,885)    (10,429,130)

PREFERRED STOCK DIVIDEND .......................           --       (18,893,509)
                                                   ------------    ------------

NET (LOSS) ATTRIBUTABLE TO COMMON SHAREHOLDERS .   $ (3,332,885)   $(29,322,639)
                                                   ============    ============

BASIC AND DILUTED
NET (LOSS) PER COMMON SHARE ....................   $      (0.36)   $      (2.60)
                                                   ============    ============

WEIGHTED AVERAGE
COMMON SHARES ..................................      9,137,630      11,261,800
                                                   ============    ============

                 See Notes to Consolidated Financial Statements.

                               NATIONAL COAL CORP.
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                               ELEVEN MONTHS   TWELVE MONTHS
                                                                   ENDED           ENDED
                                                               DECEMBER 31,    DECEMBER 31,
                                                                   2003           2004
                                                               ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net (loss) ...............................................   $ (3,332,885)   $(10,429,130)
  Adjustments to reconcile net (loss) to net cash
  provided by operating activities
     Depreciation, depletion and accretion .................        250,527       1,963,143
     Amortization ..........................................        366,628         298,236
     Beneficial conversion feature of debt recorded as
       interest expense ....................................           --         1,700,000
     Issuance of common stock in lieu of interest payments .           --           165,314
     Issuance of warrants for services .....................           --            48,760
     Non-cash compensation:
       Non-cash compensation to related party ..............        191,000            --
       Common stock issued in payment of accrued salary ....           --           226,573
       Stock option expense ................................           --           903,375
       Common stock issued for outside services ............        153,500            --
     Changes in operating assets and liabilities:
       Receivables .........................................        (19,327)     (1,899,407)
       Inventory ...........................................       (145,863)       (119,010)
       Prepaid and other ...................................        (15,197)       (233,502)
       Accounts payable and accrued liabilities ............        831,158       3,299,551
       Deferred revenue ....................................        179,050        (179,050)
       Asset retirement  obligations .......................           --           (87,090)
                                                               ------------    ------------
         Net cash flows (used in) operating activities .....     (1,541,409)     (4,342,237)
                                                               ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Property, plant and equipment purchased ..................       (425,462)    (17,708,242)
  Acquisition of coal and mineral rights ...................     (1,307,917)    (10,891,819)
  Certificates of deposit and reclamation bond .............       (257,500)     (4,269,100)
  Prepaid royalty ..........................................           --          (392,500)
  Deposits .................................................           --          (156,000)
                                                               ------------    ------------
     Net cash flows (used in) investing activities .........     (1,990,879)    (33,417,661)
                                                               ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Net proceeds from issuance of common and preferred stock .        287,500      16,616,317
  Proceeds from exercise of warrants .......................           --         1,109,001
  Proceeds from issuance of notes payable ..................      3,662,591      25,500,000
  Loan acquisition costs ...................................       (412,235)     (1,025,424)
  Payments on notes payable ................................       (226,500)     (3,045,314)
  Proceeds from / (payment) of related party debt ..........        560,000        (560,000)
  Proceeds from bank loans .................................           --           742,894
  Payments on bank loans ...................................           --          (209,987)
  Payments on capital leases ...............................       (317,112)       (735,657)
  Dividend payments to preferred stockholders ..............           --          (281,117)
  Repurchase and cancellation of common stock ..............        (21,073)           --
                                                               ------------    ------------
     Net cash flows provided by financing activities .......      3,533,171      38,110,713
                                                               ------------    ------------

NET INCREASE IN CASH .......................................            883         350,815
CASH AND CASH EQUIVALENTS BEGINNING OF PERIOD ..............           --               883
                                                               ------------    ------------
CASH AND CASH EQUIVALENTS END OF PERIOD ....................   $        883    $    351,698
                                                               ============    ============

SUPPLEMENTAL DISCLOSURES
  Interest paid in cash ....................................   $    270,862    $  1,190,735
   Non-cash investing and financing transactions:
       Conversion of notes payable to preferred stock ......           --         7,725,000
       Conversion of notes payable to common stock .........           --         3,392,902
       Equipment acquired with capital lease obligations ...        775,916       4,468,077
       Stock issued in partial payment of land .............           --           351,000
       Constructive dividend attributable to preferred
         shareholders ......................................           --        18,612,392
       Asset retirement obligations resulting from
         acquisitions of mining properties .................         57,312       1,790,179
       Assumption of promissory notes from Strata Coal, LLC:
         Charged to operations .............................        191,000            --
         Partial payment of mining equipment ...............         23,000            --

                 See Notes to Consolidated Financial Statements.


                                       47

                               NATIONAL COAL CORP.
                      CONSOLIDATED STATEMENT OF CHANGES IN
                              STOCKHOLDERS' EQUITY

                                    PREFERRED STOCK               COMMON STOCK          ADDITIONAL
                                ------------------------   ------------------------      PAID-IN       ACCUMULATED
                                  SHARES        AMOUNT       SHARES        AMOUNT        CAPITAL        DEFICIT          TOTAL
                                ----------    ----------   ----------    ----------    -----------    ------------    ------------
INCEPTION, JANUARY 30, 2003          --      $     --            --      $     --      $      --      $       --      $       --
Reorganization April 2003:
   Net liabilities of the
     Company ...............         --            --         471,844            47        177,176        (191,235)        (14,012)
   Issuance of shares to NCC
     (TN) shareholders for
     cash ($17,500) and
     services ($153,500) ...         --            --       8,549,975           855        (21,090)        191,235         171,000
Sale of stock for cash .....         --            --         337,500            34        269,966            --           270,000
Repurchase and cancellation          --            --        (105,363)          (10)       (21,062)           --           (21,072)
Net (loss) .................         --            --            --            --             --        (3,332,885)     (3,332,885)
                                ----------    ----------   ----------    ----------    -----------    ------------    ------------
BALANCE, DECEMBER 31, 2003 .                       --       9,253,956           926        404,990      (3,332,885)     (2,926,969)

Conversion of notes payable
   and $4,422 of accrued
   interest ................         --            --          92,099             9        202,611            --           202,620
Private placement of common
   stock ...................         --            --       1,250,000           125      2,749,875            --         2,750,000
Issuance for accrued officer
   salary ..................         --            --          41,958             4        226,569            --           226,573
Conversion of accrued
   interest ................         --            --          80,347             8        160,685            --           160,693
Conversion of Crestview
   notes payable ...........         --            --       1,597,451           160      3,194,743            --         3,194,903
Issuance to acquire land ...         --            --          75,000             7        350,993            --           351,000
Cash exercise of warrants ..         --            --         478,061            48      1,108,953            --         1,109,001
Cashless exercise of
   warrants ................         --            --         389,139          --             --              --              --
Sale of preferred stock ....        995.00         --            --            --       14,925,000            --        14,925,000
Conversion of bridge loan ..        315.00         --            --            --        4,725,000            --         4,725,000
Preferred stock issuance
   costs ...................         --            --            --            --       (1,058,683)           --        (1,058,683)
Conversion of promissory
   notes ...................        200.00         --            --            --        3,000,000            --         3,000,000
Conversion of preferred
   stock ...................        (53.33)        --         133,333            13            (13)           --              --
Employee option expense ....         --            --            --            --          903,375            --           903,375
Issuance of warrants for
   services ................         --            --            --            --           48,760            --            48,760
Beneficial conversion debt
   discount ................         --            --            --            --        1,700,000            --         1,700,000
Beneficial conversion
   features ................         --            --            --            --       18,612,392            --        18,612,392
Preferred stock constructive
   dividend ................         --            --            --            --       18,612,392)           --       (18,612,392)
Dividends paid on preferred
   stock ...................         --            --            --            --         (281,117)           --          (281,117)
Net (loss) .................         --            --            --            --             --       (10,429,130)    (10,429,130)
                                ----------    ----------   ----------    ----------    -----------    ------------    ------------
BALANCE, DECEMBER 31, 2004 .      1,456.67    $     --     13,391,344    $    1,300    $32,361,741    $(13,762,015)   $ 18,601,026
                                ==========    ==========   ==========    ==========    ===========    ============    ============

                 See Notes to Consolidated Financial Statements.

                               NATIONAL COAL CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.       BUSINESS OVERVIEW

         National Coal Corp. (the "Company") was incorporated in Florida on August 10, 1995. The Company engages principally in the business of mining coal in Eastern Tennessee and Southeastern Kentucky. Its customers are primarily state operated electric utilities and industrial concerns in the immediate and surrounding states.

         Historical operations of the Company prior to April 30, 2003 reflect only the operations of National Coal Corporation, a privately-held Tennessee corporation. On April 30, 2003, the Company consummated a reorganization in which all of the outstanding shares of National Coal Corporation, were exchanged for 8,549,975 shares of common stock. From its inception on January 30, 2003 through June 30, 2003, National Coal Corporation was in the exploration stage with no operating revenue. During the third quarter of 2003, the Company commenced coal mining operations and, accordingly, was no longer in the exploration stage. As a result of the reorganization and the commencement of operating activities, the results for the eleven months from inception (January 30, 2003) to December 31, 2003 are not comparable to those for the twelve months ended December 31, 2004.

         The Company owns the coal mineral rights to approximately sixty-five thousand (65,000) acres and leases another approximate twelve thousand one hundred (12,100) acres in Tennessee, and owns the coal mineral rights to approximately eleven thousand seven hundred (11,700) acres and leases another approximate eighteen thousand two hundred (18,200) acres in Kentucky. The Company commenced mining coal in July 2003 from a surface mine in Tennessee. At December 31, 2004, the Company was extracting coal from four deep mines, commonly referred to as "mine TN #9" and "mine TN #11" near Smoky Junction, Tennessee, "mine KY #1" on the Straight Creek property in Southeastern Kentucky, and "mine TN #1" near Devonia, Tennessee, and a surface mine, commonly referred to as "mine TN #7", in the Elk Valley area of Eastern Tennessee. The Company commenced mining coal from mine TN #9 in April 2004 upon its purchase of mineral rights from U.S. Coal, Inc., mine TN #1 in August 2004 and mine TN #11 in November 2004 pursuant to lease rights purchased from Lexington Coal, LLC and U.S. Coal respectively, mine TN #7 in October 2004 pursuant to lease rights purchased from Robert Clear Coal Corporation, and mine KY #1 in November 2004 upon its purchase of mineral rights from Appalachian Fuels, LLC.

         The Company is seeking additional funding and believes that this will result in improved operating results. There can be no assurance, however, that the Company will be able to secure additional funding, or that if such funding is available, whether the terms or conditions would be acceptable to the Company.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

         The accompanying financial statements include the accounts of the Company and its wholly-owned subsidiaries, National Coal Corporation (Tennessee) and NC Transportation, Inc. All intercompany transactions and balances have been eliminated in consolidation.

USE OF ESTIMATES

         The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that materially

                               NATIONAL COAL CORP.

affect the amounts reported in the financial statements and accompanying notes. Actual results could materially differ from those estimates.

REVENUE RECOGNITION

         Under SEC Staff Accounting Bulletin No. 104, "Revenue Recognition," the Company recognizes revenue when all of the following criteria are met: (1) persuasive evidence of an arrangement exists, (2) delivery has occurred or services have been rendered, (3) the seller's price to the buyer is fixed or determinable, and (4) collectibility is reasonably assured.

         MINED COAL. In the case of coal mined and sold, the Company negotiates a specific sales contract with each customer, which includes a fixed price per ton, a delivery schedule, and terms for payment. The Company recognizes revenue from sales made pursuant to these contracts at the time of delivery.

         COAL ROYALTIES. The Company recognizes coal royalty revenues on the basis of tons of coal mined by a lessee. During 2004, the Company had one source of royalty revenue pursuant to its agreement with Jenco Capital Corporation, a related party (SEE NOTE #7). The Company recognized the final remaining royalties pursuant to its agreement with Jenco in 2004 and does not anticipate any future royalty transactions in the foreseeable future.

         ACCOUNTS  RECEIVABLE.   Unless  cash  is  paid  in  advance,   accounts
receivable are recorded as revenue is earned and are evaluated for collectibility on a continual basis. Allowances, if necessary, are provided for potentially uncollectible accounts based on management's estimate of the collectibility of customer accounts. If the financial condition of a customer were to deteriorate, resulting in an impairment of its ability to make payments, an additional allowance may be required. Allowance adjustments, if any, are charged to operations in the period in which the facts that give rise to the adjustments become known. To date, the Company has not had any customer whose payment was considered past due, and as such, has not recorded any reserves for doubtful collectibility.

COST OF MINING OPERATIONS AND SELLING EXPENSES

         Cost of mining operations and selling expenses consists primarily of direct compensation and benefits costs for miners, as well as direct costs such as equipment leases and maintenance, payments to third parties for coal purchases, parts and supplies, blasting, fuel, parts, hauling costs, royalties and taxes, and commissions paid to third party brokers.

EXPLORATION COSTS

         Costs related to locating coal deposits and determining the economic mineability of such deposits are expensed as incurred.

RESERVES

         The Company does not disclose coal "reserves" in its financial statements. "Reserves," to be so classified, must (i) be based upon reasonably accurate scientific data and professional analysis, (ii) be recoverable (economically and physically), (iii) have a permitted and operating mine facility at the coal location, and (iv) be subject to current sales. The Company has not satisfied all of these requirements with respect to its coal mineral rights. To record coal reserves, in addition to the other requirements, the Company would have to engage a geologist to render a professional report indicating the recoverable tonnage on the portions of our property which are permitted and being actively mined.

                               NATIONAL COAL CORP.

RECLAMATION AND ASSET RETIREMENT OBLIGATIONS

         The Surface Mining Control and Reclamation Act of 1977 and similar state statutes require that mine properties be restored in accordance with specified standards and an approved reclamation plan. Significant reclamation activities include reclaiming refuse and slurry ponds, reclaiming the pit and support acreage at surface mines, and sealing portals at deep mines. Reclamation activities that are performed outside of the normal mining process are accounted for as asset retirement obligations in accordance with the provisions of Statement of Financial Accounting Standards, or SFAS, No. 143, "ACCOUNTING FOR ASSET RETIREMENT OBLIGATIONS". The Company records its reclamation obligations on a mine-by-mine basis based upon current permit requirements and estimated reclamation obligations for such mines as determined by the U.S. Department of the Interior, Office of Surface Mining ("OSM") when a predetermined amount of reclamation bonds are posted prior to commencing mining operations. The OSM's estimates of disturbed acreage are determined based on approved mining plans and related engineering data. Cost estimates are based upon estimates approved by OSM based on historical costs. In accordance with SFAS No. 143, the Company determines the fair value of its asset retirement obligation ("ARO)") using a discounted cash flow methodology based on a discount rate related to U.S. treasury bonds with maturities similar to the expected life of a mine, adjusted for the Company's credit standing.

         On at least an annual basis, the Company reviews its entire reclamation liability and makes necessary adjustments for permit changes granted by state authorities, additional costs resulting from accelerated mine closures, and revisions to cost estimates and productivity assumptions, to reflect current experience. At December 31, 2004, the Company had recorded asset retirement obligation liabilities of approximately $2.3 million. While the precise amount of these future costs cannot be determined with certainty, as of December 31, 2004, the Company estimates that the aggregate undiscounted cost of final mine closure is approximately $5.2 million.

         SFAS No. 143 requires recognition of expenses for eventual reclamation of disturbed acreage remaining after mining production has been completed. A liability is recorded for the present value of reclamation and mine closing costs with a corresponding increase in the asset carrying value of coal and mineral rights at the time a mine is permitted and commences operations. The ARO asset is amortized proportionate to the estimated total tonnage mined and the ARO liability is accreted to its present value based on the projected spending date. (SEE NOTE #8).

STOCK-BASED COMPENSATION

         The Company accounts for stock-based compensation using Accounting Principles Board ("APB") Opinion No. 25, "ACCOUNTING FOR STOCK ISSUED TO
EMPLOYEES". Under APB No. 25, compensation expense is recognized for stock options with an exercise price that is less than the market price on the grant date of the option. For stock options granted employees or directors with exercise prices at or above the market value of the stock on the grant date, the Company has adopted the Financial Accounting Standards Board ("FASB") disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "ACCOUNTING FOR STOCK-BASED COMPENSATION" ("SFAS No. 123"), and accordingly has not recorded any compensation costs for these types of option grants. Except for the issuance of 1,237,500 options granted to directors and officers in March 2004, the Company has not recorded any compensation costs for these types of option grants.

         As of December 31, 2004 and since inception, the Company issued 1,448,750 employee stock options to employees and directors, and incurred approximately $903,000 of non-cash compensation

                               NATIONAL COAL CORP.

expense in accordance with APB No. 25 for 1,237,500 of these options granted during 2004 with exercise prices below market prices (SEE NOTE #6). There were no options issued in 2003.

         If the Company had used the fair value based method of accounting for its stock option plan, as prescribed by SFAS No. 123, additional compensation expenses included in the net (loss) for 2004 would have increased by $(5,646,461) and $(0.50) per common share, resulting in a 2004 pro forma net loss attributable to common shareholders of $(34,969,100) and $(3.11) per share.

         For purposes of calculating fair value under SFAS No. 123, the fair value of each option grant is estimated on the date of grant using the
Black-Scholes option-pricing model with the following weighted average assumptions: no dividend yield, expected volatility rate of between 112% and 133%; risk free interest rate of 3.25%; and average lives of 4 years.

BENEFICIAL CONVERSION FEATURE OF DEBT AND PREFERRED STOCK

         In accordance with Emerging Issues Task Force No. 98-5, "ACCOUNTING FOR CONVERTIBLE SECURITIES WITH BENEFICIAL CONVERSION FEATURES OR CONTINGENTLY ADJUSTABLE CONVERSION RATIOS," and No. 00-27, "APPLICATION OF ISSUE NO. 98-5 TO CERTAIN CONVERTIBLE INSTRUMENTS," the Company recognizes the value of conversion rights of convertible debt and equity instruments. These rights give the instrument holder the immediate ability to convert debt or preferred equity into common stock at a price per share that is less than the trading price of the common stock to the public. The beneficial conversion value is calculated based on the market price of the stock at the commitment date in excess of the conversion rate of the debt and related accruing interest or preferred stock and is recorded as a discount to the related debt or constructive dividend to preferred stockholders and an addition to Additional Paid-in Capital. The debt discount is amortized and recorded as interest expense over the remaining outstanding period of related debt.

         During 2004, the Company recorded beneficial conversion debt discount and preferred stock constructive dividends of $1,700,000 and $18,612,392, respectively.

COMPREHENSIVE INCOME

         There are no adjustments necessary to the net loss as presented in the accompanying statement of operations to derive comprehensive income in accordance with Statement of Financial Standards ("SFAS") No. 130, "REPORTING COMPREHENSIVE INCOME."

SEGMENT REPORTING

         In June 1997, SFAS No. 131, "DISCLOSURE ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION," was issued. Operating segments, as defined in the pronouncement, are components of an enterprise about which separate financial information is available and that are evaluated regularly by management in deciding how to allocate resources and assess performance. During the periods presented, the Company had one operating segment, coal mining.

CASH AND CASH EQUIVALENTS

         Cash and cash equivalents are stated at cost. Cash equivalents consist of all highly liquid investments with maturities of three months or less when acquired.

                               NATIONAL COAL CORP.

MARKETABLE SECURITIES

         The Company has adopted SFAS No. 115, "ACCOUNTING FOR CERTAIN INVESTMENTS IN DEBT AND EQUITY SECURITIES," in accounting for securities. During 2003, the Company completely liquidated its investment portfolio and recognized a net gain on sales of marketable securities totaling $73,825. The Company did not own any marketable securities during 2004.

INVENTORY

         Inventory consists of extracted coal that is both available for delivery to customers, as well as extracted coal which has been removed from the ground but not yet processed through a wash plant. Coal inventory is valued at the lower of average cost or market. Coal inventory costs include labor and benefits, and all expenditures directly related to the removal of coal.

PROPERTY AND EQUIPMENT

         Property and equipment are stated at cost. Expenditures for significant renewals and improvements that extend estimated lives are capitalized. Replacements costs, and maintenance and repairs which do not improve or extend the life of the respective asset, are expensed as incurred. The Company removes the cost and the related accumulated depreciation from the accounts for assets sold or retired, and the resulting gains or losses are included in the results of operations.

         Leased property and equipment meeting certain criteria is capitalized and the present value of the related lease payments is recorded as a liability.

         During 2004, the Company acquired two coal processing facilities costing a total of approximately $872,000 that were idle as of December 31, 2004. Depreciation expense on these assets was recorded during 2004 since the Company expects that their idle status is a temporary condition.

         Depreciation is provided using the straight-line method over the estimated useful lives or lease life of the assets, ranging up to five years. Depreciation expense recorded for 2003 and 2004 was approximately $250,000 and $1.52 million respectively.

COAL AND MINERAL RIGHTS

         Significant expenditures incurred to acquire coal and mineral rights are capitalized at cost. These costs represent the investment in mineral rights, including capitalized mine development costs, which are costs incurred in preparation of opening a mine. Depletion and amortization is computed on an actual tonnage mined basis calculated to amortize costs fully based on estimated total tonnage to be mined.

LOAN ACQUISITION

         Loan acquisition costs related to notes payable are amortized over the life of the debt using the interest method.

ASSET IMPAIRMENT

         If facts and circumstances suggest that a long-lived asset may be impaired, the carrying value is reviewed. If this review indicates that the value of the asset will not be recoverable, as determined based

                               NATIONAL COAL CORP.

on projected undiscounted cash flows related to the asset over its remaining life, then the carrying value of the asset is reduced to its estimated fair value based on discounted cash flows.

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

NET LOSS PER COMMON SHARE

         The Company computes and presents loss per share in accordance with SFAS No. 128, "EARNINGS PER SHARE". Basic earnings per share are computed based upon the weighted average number of common shares outstanding during the period. Warrants, options, convertible debt and convertible preferred stock representing common shares of 2,038,014 and 6,095,415 for 2003 and 2004 respectively, were excluded from the average number of common shares outstanding in the calculation because the effect of inclusion would be anti-dilutive.

         All per share amounts reflect the retroactive effect of the April 2003 merger and the 1 for 4 reverse stock split which occurred on January 12, 2005.

CONCENTRATION OF CREDIT RISK AND MAJOR CUSTOMERS

         SFAS No. 105, "DISCLOSURE OF INFORMATION ABOUT FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK AND FINANCIAL INSTRUMENTS WITH CONCENTRATIONS OF CREDIT RISK" requires disclosure of significant concentrations of credit risk regardless of the degree of such risk.

         Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of cash and accounts receivable. Accounts receivable are from brokers or purchasers of the Company's coal with payment terms that typically do not exceed 20 days. The Company routinely performs credit evaluations of customers purchasing on account and generally does not require collateral.

         The Company maintains the majority of its cash deposits in an international and a local bank. The deposits are guaranteed by the Federal Deposit Insurance Corporation ("FDIC") up to $100,000. At December 31, 2004, the Company's combined cash balance at these banks exceeded the FDIC insurance limit by approximately $1.5 million.

         During the twelve months ended December 31, 2004, the Company derived revenue from fourteen customers, six of which were electric utilities, six of which were industrial companies, and two of which were coal resellers. The Company derived revenue in excess of ten-percent (10%) of total coal sales from major customers as follows:

                               NATIONAL COAL CORP.

                                                         CUSTOMER
                                          A        B        C       D      E
                                        -----    -----    -----   -----  -----
         Year ended December 31:
           2004   ..............         28%      27%      16%      *       *
           2003   ..............         27%       *        *      52%     15%
                                         * Less than 10%.

         At December 31, 2004, the Company had six contracts of one year or longer. The following table summarizes, as of December 31, 2004, the tons of coal that the Company is committed to deliver at prices determined under existing long-term contracts, which prices are subject to change pursuant to the terms of the contracts, during the calendar years 2005 through 2008:

CALENDAR YEAR                         TONS          AVG. $/ TON     DOLLAR VALUE
--------------------------         ---------         ---------      ------------

2005 .....................           984,000         $   55.47      $ 54,581,900
2006 .....................           660,000         $   53.86      $ 35,550,000
2007 .....................           600,000         $   53.40      $ 32,040,000
2008 .....................           120,000         $   51.00      $  6,120,000
                                   ---------         ---------      ------------
    Total ................         2,364,000         $   54.27      $128,291,900
                                   =========         =========      ============

RECENT ACCOUNTING PRONOUNCEMENTS

         In December 2004, the Financial Accounting Standards Board, or FASB, issued SFAS No. 123R "SHARE-BASED PAYMENT," a revision to FASB No. 123. SFAS No. 123R replaces existing requirements under SFAS No. 123 and APB Opinion No. 25, and requires public companies to recognize the cost of employee services received in exchange for equity instruments, based on the grant-date fair value of those instruments, with limited exceptions. SFAS No. 123R also affects the pattern in which compensation cost is recognized, the accounting for employee share purchase plans, and the accounting for income tax effects of share-based payment transactions. For small-business filers, SFAS No. 123R will be effective for interim periods beginning after December 15, 2005. The Company is currently determining what impact the proposed statement would have on its results of operations and financial position.

         The FASB has proposed FASB Staff Position No. SFAS No. 109 a, "APPLICATION OF FASB STATEMENT NO. 109, ACCOUNTING FOR INCOME TAXES, FOR THE TAX DEDUCTION PROVIDED TO U.S. BASED MANUFACTURERS BY THE AMERICAN JOBS CREATION ACT OF 2004." On October 22, 2004, the AMERICAN JOBS CREATION ACT OF 2004 (the "ACT") was signed into law by the President. This Act includes tax relief for domestic manufacturers by providing a tax deduction up to 9 percent (when fully phased-in) of the lesser of (a) "qualified production activities income," as defined in the Act, or (b) taxable income (after the deduction for the utilization of any net operating loss carry forwards). As a result of this Act, an issue has arisen as to whether this deduction should be accounted for as a special deduction or a tax rate reduction under Statement 109. The FASB staff believes that the domestic manufacturing deduction's characteristics are similar to special deductions because the domestic manufacturing deduction is based on the future performance of specific activities, including the level of wages. Accordingly, the FASB staff believes that the deduction provided for under the Act should be accounted for as a special deduction in accordance with Statement 109 and not as a tax rate reduction. This provision of the Act is not expected to have an impact on the Company's financial statements.

                               NATIONAL COAL CORP.

         In November 2004, the FASB issued FASB Statement No. 151, which revised ARB No.43, relating to inventory costs. This revision is to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage). This Statement requires that these items be recognized as a current period charge regardless of whether they meet the criterion specified in ARB 43. In addition, this Statement requires the allocation of fixed production overheads to the costs of conversion be based on normal capacity of the production facilities. This Statement is effective for financial statements for fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after the date this Statement is issued. Management believes this Statement will have no impact on the financial statements of the Company once adopted.

         In December 2004, the FASB issued FASB Statement No. 152, which amends FASB Statement No. 66, Accounting for Sales of Real Estate, to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position ("SOP") 04-2, ACCOUNTING FOR REAL ESTATE TIME-SHARING TRANSACTIONS. This Statement also amends FASB Statement No. 67, ACCOUNTING FOR COSTS AND INITIAL RENTAL OPERATIONS OF REAL ESTATE PROJECTS, to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real-estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance in SOP 04-2. This Statement is effective for financial statements for fiscal years beginning after June 15, 2005. Management believes this Statement will have no impact on the financial statements of the Company once adopted.

         In December 2004, the FASB issued FASB Statement No. 153. This Statement addresses the measurement of exchanges of nonmonetary assets. The guidance in APB Opinion No. 29, ACCOUNTING FOR NONMONETARY TRANSACTIONS, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. This Statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This Statement is effective for financial statements for fiscal years beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges incurred during fiscal years beginning after the date of this Statement is issued. Management believes this Statement will have no impact on the financial statements of the Company once adopted.

3.       LEASE COMMITMENTS

         During the fourth calendar quarter of 2004, the Company entered into multiple capital lease agreements with a local reseller for various mining equipment with a combined estimated fair value of $4.47 million, which approximates the present value of the minimum lease payments. Payments are made monthly pursuant to the lease agreements and amortization is included in depreciation expense.

         Additionally, the Company rents other mining equipment pursuant to operating lease agreements, and made lease payments totaling approximately $307,500 and $516,600 during 2003 and 2004.

         A summary of future minimum payments under non-cancelable capital and operating lease agreements as of December 31, 2004 follows:

                               NATIONAL COAL CORP.

                                        CAPITAL       OPERATING
YEAR ENDING DECEMBER 31,                 LEASES         LEASES         TOTAL
                                      -----------    -----------    -----------
2005                                  $ 2,749,200    $   163,200    $ 2,912,400
2006                                    1,989,200        110,000      2,099,200
2007                                      162,600          --           162,600
                                      -----------    -----------    -----------

  Total minimum lease payments ....     4,901,000        273,200      5,174,200
  Less imputed interest ...........      (709,800)         --          (709,800)
                                      -----------    -----------    -----------

PV of minimum lease payments ......     4,191,200    $   273,200    $ 4,464,400
                                                     ===========    ===========
Current maturities ................    (2,350,600)
                                      -----------
Long term maturities ..............   $ 1,840,600
                                      ===========

4.       NOTES PAYABLE

              SALE OF SENIOR SECURED PROMISSORY NOTES AND WARRANTS

         In April and May 2004, the Company sold one-year promissory notes in the aggregate principal amount of $7.5 million and three-year warrants to purchase up to an aggregate of 625,000 shares of its common stock at an exercise price of $4.00 per share. The Company sold these securities to institutional investors and individual accredited investors, with the largest investor being Crestview Capital Master, LLC, for an aggregate purchase price to the Company of $7.5 million. In August 2004, certain holders of this debt agreed to cancel $4.725 million of principle in exchange for Series A preferred stock, and the Company repaid the remaining $2.775 million from the proceeds raised pursuant to the issuance of additional shares of Series A convertible preferred stock (SEE NOTE #6) and retired the debt.

              SALE OF CONVERTIBLE PROMISSORY NOTES

         On August 31, 2004, the Company issued $3,000,000 of convertible promissory notes to Crestview Capital Master LLC, an entity controlled by Crestview Capital Funds and SDS Capital Group SPC, Ltd. Prior to maturity, the convertible promissory notes may be converted into units consisting of the Company's Series A convertible preferred stock and common stock purchase warrants at a price of $15,000 per unit. Each unit consists of one share of Series A convertible preferred stock and two-year warrants to purchase up to 500 shares of common stock at an exercise price of $8.40 per share. In December 2004, both Crestview and SDS exercised their rights and converted their respective promissory notes into units of the Series A convertible preferred stock and common stock purchase warrants (SEE NOTE #6).

         On August 31, 2004, the closing price of the Company's common stock on the NASDAQ Over-the-Counter Bulletin Board exceeded the $6.00 per share common stock conversion price of the promissory notes. Accordingly, the Company recorded a beneficial conversion debt discount of $1.7 million for the issuance of the debt below fair value and commenced amortization over the nine-month term of the notes. The amortization of the debt discount is recorded as interest expense. When the $3.0 million debt was converted to preferred stock in December 2004, the Company amortized the remaining discount, thus recognizing a total of $1.7 million of non-cash interest expense during 2004.

              SENIOR SECURED CREDIT FACILITY

         On November 26, 2004, the Company's Tennessee subsidiary, National Coal Corporation, in connection with its acquisition of assets from Appalachian Fuels, LLC entered into a credit agreement with D. B. Zwirn Special Opportunities Fund, L.P., as Lender and administrative agent for the Lenders.

                               NATIONAL COAL CORP.

The Company and its subsidiary, NC Transportation, Inc., a wholly-owned subsidiary of the Tennessee corporation, guaranteed the obligations of National Coal Corporation under the credit agreement. The credit agreement provides for an initial credit facility of $15 million with a subsequent additional credit facility not to exceed $6 million. The Company exercised its right to borrow $15 million on November 29, 2004, the proceeds of which were used to pay the remaining $12,250,000 of acquisition costs related to the acquisition of assets of Appalachian Fuels, LLC, pay transaction costs with respect to the closing of the credit facility and asset purchase, and fund working capital. The Company borrowed an additional $1.4 million in January 2005 to fund its acquisition of mining equipment. Borrowings under the credit agreement bear interest at the rate of interest per annum publicly announced from time to time by JPMorgan Chase as its prime rate in effect at its principal office in New York City, plus 5.75%. The obligations under the credit agreement are secured by substantially all of the Company's assets and those of the Company's subsidiaries.

         Amounts borrowed under the credit agreement are payable in monthly installments of amounts equal to 50% of the Company's Free Cash Flow (as defined in the credit agreement) and become immediately due and payable on their maturity date of November 26, 2006. Under this facility, the Company is subject to numerous financial covenants, including that:

         o it maintains a specified minimum earnings before income taxes, depreciation and amortization ("EBITDA," as defined in credit agreement) for specified periods ending on each calendar quarter during the term of the credit agreement;

         o it does not exceed a specified ratio of debt to EBITDA for specified periods ending on each calendar quarter during the term of the credit agreement;

         o it maintains a specified minimum ratio of EBITDA to interest expense for specified periods ending on each calendar quarter during the term of the credit agreement;

         o it maintains a specified minimum fixed charge coverage ratio for specified periods ending on each calendar quarter during the term of the credit agreement;

         o        it meets minimum monthly sales requirements;

         o its general and administrative costs on an annualized basis as of specified periods ending on each calendar quarter during the term of the credit agreement does not exceed a specified percentage of its coal sales for each such period; and

         o it will not make any capital expenditures except in the ordinary course of business in accordance with past practices.

         These financial covenants have subsequently been amended (SEE NOTE #9).

              BANK LOAN

         In July 2004, the Company borrowed approximately $663,300 from Sevier County Bank in Sevierville, TN with a 24-month term and an interest rate of 7.25%. Proceeds from the loan were used to purchase mining and other vehicles. Payments are made monthly, and at December 31, 2004, the principal remaining balance of the loan was approximately $532,900.

         The following table summarizes future maturities of interest-bearing debt obligations of the Company, not including capital leases, at December 31, 2004:

                               NATIONAL COAL CORP.

                                                        PAYMENTS DUE BY PERIOD
                                 --------------------------------------------------------------------
                                               LESS THAN 1       1-3           3-5         AFTER
                                    TOTAL          YEAR         YEARS         YEARS       5 YEARS
------------------------------   -----------   -----------   -----------   -----------  -------------
Senior secured credit facility   $15,000,000   $      --     $15,000,000   $       --   $       --
Bank loan ....................       532,908       329,511       203,397           --           --
                                 -----------   -----------   -----------   ------------ ------------
     Total debt obligations ..   $15,532,908   $   329,511   $15,203,397   $       --   $       --
                                 ===========   ===========   ===========   ============ ============

5.       INCOME TAXES

         At December 31, 2004, the Company had a net operating loss carry forward of approximately $9.6 million that may be offset against future taxable income. These carry forwards are subject to review by the Internal Revenue Service and begin to expire in 2023.

         The Company has fully reserved the approximately $3.8 million tax benefit of the operating loss carry forward by a valuation allowance of the same amount because the likelihood of realization of the tax benefit cannot be determined. There was an increase of approximately $2.6 million in 2004.

         Temporary differences between the time of reporting certain items for financial statement and tax reporting purposes consists primarily of beneficial conversion feature interest expense, stock-based compensation, depreciation, depletion and accrued reclamation expenses.

6.       EQUITY TRANSACTIONS

ISSUANCE OF STOCK UPON THE CONVERSION OF NOTES PAYABLE AND ACCRUED INTEREST

         During 2003, the Company raised gross proceeds of $198,000 pursuant to a series of private placements of unsecured promissory notes to four unrelated parties. Each of the notes had an interest rate of 10% per annum and was due in March 2004. In November 2003, these note holders agreed to extend the terms of the notes to November 2004 in consideration of the issuance to them of warrants to purchase an aggregate of 41,250 shares of our common stock at a conversion price of $2.20 per share. In January 2004, these four unrelated parties exercised the warrants by converting their entire then outstanding principal and accrued interest into shares of common stock. The Company issued 92,099 shares of common stock, 90,000 shares of which were issued in repayment of principal, and 2,099 shares of which were issued in repayment of accrued interest.

         In February 2004, Crestview Capital Master, LLC, an entity controlled by Crestview Capital Funds, purchased four outstanding notes payable of the Company from an unrelated party in the aggregate principal amount of $3,465,200. Concurrent with its purchase of these notes, Crestview agreed to extend the maturity date on all four notes to March 25, 2005 and to modify certain provisions. These notes bear interest at an annual rate of 12%. Two of the notes, in the aggregate principal amount of approximately $3.2 million, are convertible into our common stock at a price of $2.00 per share. Crestview also purchased common stock purchase warrants from the original debt holder which warrants had been issued by the Company as additional consideration for the convertible notes. The warrants allow Crestview to purchase up to 399,312 shares of our common stock at a price of $2.20 per share, and expire on March 25, 2005. Two of the notes payable in the aggregate principal amount of $270,314, were paid in full in December 2004. With respect to the convertible notes:

         o In March 2004, the Company issued Crestview 80,347 shares of common stock upon conversion of $160,693 of accrued interest;

                               NATIONAL COAL CORP.

         o In April 2004, the Company issued Crestview 250,000 shares of common stock upon conversion of $500,000 of principal; and

         o In October 2004, the Company issued Crestview 1,347,451 shares of common stock upon conversion of the remaining $2,694,903 of principal of the convertible debentures.

ISSUANCE OF STOCK FOR CASH

     PRIVATE PLACEMENTS OF COMMON STOCK

         In February 2004, the Company sold an aggregate of 1,250,000 shares of its common stock in a private placement at a price of $2.20 per share to one institutional investor and three accredited investors.

         In January and February 2003, a total of 874,997 shares of common stock were sold to individuals for $17,500 ($0.04 per share). In June and July 2003, a total of 337,500 shares were sold to investors for $270,000 ($0.80 per share).

     AUGUST 2004 PRIVATE PLACEMENTS OF CONVERTIBLE PREFERRED STOCK

         On August 31, 2004, the Company sold $16,030,000 of Series A convertible preferred stock and common stock purchase warrants in separate private placement transactions. The Company issued a total of 1,068.67 shares of Series A convertible preferred stock, at $15,000 per share, for cash consideration of $11.305 million and cancellation of $4.725 million of its senior secured promissory notes issued in April and May 2004. Each share of Series A convertible preferred stock is convertible into 2,500 shares of common stock. For each share of Series A convertible preferred stock, the investors also were issued two-year warrants to purchase 500 shares of common stock at an exercise price of $8.40 per share.

     CONVERTIBLE DEBT FINANCING

         On August 31, 2004, the Company issued $3,000,000 of convertible promissory notes (SEE NOTE #4). Prior to maturity, the convertible promissory notes may be converted into units consisting of our Series A convertible preferred stock and common stock purchase warrants at a price of $15,000 per unit. Each unit consists of one share of Series A convertible preferred stock and two-year warrants to purchase up to 500 shares of common stock at an exercise price of $8.40 per share. In December 2004, the holders of the convertible promissory notes converted the $3,000,000 principle into 200 shares Series A convertible preferred stock and warrants to purchase up to 100,000 shares of common stock.

     PREFERRED STOCK AND WARRANT PURCHASE RIGHTS

         Investors who paid cash consideration in either the Series A convertible preferred stock financing or convertible debt financing also received the right to purchase additional units of Series A convertible preferred stock and common stock purchase warrants. Each of these investors can purchase, at a price of $15,000 per unit, up to a number of units with an aggregate purchase price equal to 33.33% of the amount invested in the initial financing. Each unit consists of one share of Series A convertible preferred stock and two-year warrants to purchase up to 500 shares of common stock at an exercise price of $8.40 per share. The purchase rights must be exercised no later than ninety days following January 28, 2005. The holders of convertible promissory notes may exercise this additional purchase right only if they convert their promissory note in full. In December 2004, the Company issued
241.33 shares of its Series A

                               NATIONAL COAL CORP.

convertible preferred stock and warrants to purchase 482,660 shares of its common stock upon the exercise by certain holders of these purchase rights. The Company received gross proceeds of approximately $3,620,000 in connection with the sale of these securities.

     REGISTRATION RIGHTS AGREEMENT

         In connection with the August 31, 2004 private placement financings, the Company entered into separate registration rights agreements with the investors. Pursuant to the separate registrant rights agreements, the Company agreed to file a registration statement registering the resale by the investors of all of the shares of common stock issuable upon conversion of preferred shares and exercise of warrants, including preferred shares and warrants issuable upon conversion of the convertible promissory notes and exercise of the purchase rights. The Company agreed to keep the registration statement effective until the earlier of the date on which all of the common shares have been sold and the date that all the common shares may be sold by the investors pursuant to Rule 144(k) under the Securities Act of 1933. If the Company does not register these shares for resale within 150 days of the closing date of the financing, the Company must pay each of the investors a fee of 2.0% of the per share purchase price paid by such investor for each preferred share, and following such date, a fee of 1.0% of the per share purchase price paid by such investor for each preferred share for each month that the shares are not registered. Pursuant to the separate registration rights agreements, the Company filed a Form SB-2 on November 1, 2004 with the Securities and Exchange Commission, and such registration statement was declared effective by the SEC on January 28, 2005. Accordingly, no additional percentage fees were paid to any of the investors of the August 2004 financing.

ISSUANCE OF STOCK PURSUANT TO THE EXERCISE OF WARRANTS

         During 2004, the Company issued an aggregate of 867,200 shares of its common stock pursuant to the exercise warrants, of which 389,139 shares were issued pursuant to cashless exercises and 478,061 shares were issued pursuant to the payment of $1.109 million.

ISSUANCE OF STOCK FOR LAND

         In May 2004, the Company purchased from Cumberland Timber Company, LLC, 1,738 acres of land in Eastern Tennessee for a total purchase price of $631,000, which consisted of $280,000 cash and 75,000 shares of common stock. The 75,000 shares were valued at a price per share of $4.68, which was the closing price of the Company's common stock on May 14, 2004, the date of closing for this transaction.

ISSUANCE OF STOCK FOR SERVICES

         In March 2004, a total of 41,958 shares of common stock were granted to the then Chairman of the Board in lieu of cash compensation for services. The stock was valued at $226,573 or $5.40 per share, which was the closing price of the Company's common stock on the date the stock was granted.

         In January 2003, a total of 7,674,978 shares of common stock were granted to the four founding officer/directors of the Company for services. The stock was valued at $153,500 ($0.04 per share) based on stock transactions for cash with unrelated individuals (see above).

                               NATIONAL COAL CORP.

ISSUANCE OF STOCK PURSUANT TO 2003 REVERSE MERGER

         On March 28, 2003, National Coal Corporation (Tennessee) entered into an Agreement and Plan of Reorganization to acquire 8.55 million shares of the
Company's common stock for all of National Coal Corporation (Tennessee)'s outstanding common stock. The shares were exchanged on April 30, 2003.
Immediately  after  the  transaction,   the  former  National  Coal  Corporation
(Tennessee) shareholders owned approximately 94.8% of the Company's common stock.

         The reorganization was recorded as a recapitalization effected by a reverse merger wherein the Company was treated as the acquiree for accounting purposes, even though it was the legal acquirer. Since the Company was a non-operating entity with limited business activity, goodwill was not recorded.

ISSUANCE OF STOCK OPTIONS

         In March 2004, the Company adopted and made effective an employee stock option plan (the "2004 Option Plan") which was amended in January 2005. A total of 2,750,000 shares of common stock have been reserved for issuance upon exercise of awards granted under the 2004 Option Plan, and in general, granted options vest over a four-year period. The 2004 Options Plan is administered by the full board of directors, will terminate in March 2014 and allows for the issuance of both incentive stock options that qualify under Section 422 of the Internal Revenue Code and nonqualified stock options to employees, officers, directors, consultants, independent contractors and advisors of the Company or any parent or subsidiary of the Company provided the consultants, independent contractors and advisors render services not in connection with the offer and sale of securities in a capital-raising transaction. Any shares of common stock subject to an award, which for any reason expires or terminates unexercised, are again available for issuance under the 2004 Option Plan.

         During 2004, the Company granted a total of 1,448,750 nonqualified stock options to purchase shares of common stock to certain employees at exercise prices ranging from $2.20 to $5.60 per share.

         Information regarding the Company's employee stock option plan is as follows for the year ended December 31, 2004:

                                                                  WEIGHTED
                                                                  AVERAGE
                                          COMMON SHARES            PRICE
                                         --------------        ------------
Options outstanding at January 1..                   --                  --
Granted...........................            1,448,750               $2.65
Exercised.........................                   --                  --
Canceled..........................                   --                  --
                                         --------------        ------------
Options outstanding at
   December 31, 2004..............            1,448,750               $2.65
                                         ==============        ============
Options available for grant at
   December 31,  2004.....                    1,301,250
                                         ==============

         On January 1, 2005, 25%, or 362,188, of the issued options were deemed vested. In addition, as of December 31, 2004, there were outstanding warrants to purchase 1,004,998 shares of common stock for an average per share price of $7.95.

                               NATIONAL COAL CORP.

OTHER

         In June 2003, 105,363 shares of the Company's common stock were re-purchased for $21,073 and cancelled.

7.       RELATED PARTY TRANSACTIONS

         On July 1, 2003, the Company sold mineral royalty rights for coal mined on the Patterson Mountain portion of its New River Tract property for $75,156 to Jenco Capital Corporation ("Jenco"), an entity owned by the Company's Chief Executive Officer and President. The Company was obligated to pay Jenco $2.00 per mined ton on the property. During 2003 and 2004, the Company paid Jenco $59,572 and $15,584, respectively, in accordance with the agreement. The Company has no further obligation to Jenco pursuant to this royalty agreement.

         On August 1, 2003, the Company sold its interest in mineral royalty rights that it received from U.S. Coal, Inc. for coal mined on a section of the Smokey Mountain portion of its New River Tract property. The Company sold these royalty rights for $250,000 to Jenco. The Company recorded the proceeds from the sale as deferred revenue and recognized revenue each month based on U.S. Coal's production. During 2003 and 2004, the Company recognized the royalty revenue, $146,597 and $103,403, respectively, and as of December 31, 2004 had no further obligation pursuant to this agreement.

         These transactions were completed with Jenco, a related party,  because
(i) the Company needed a prompt capital infusion to ramp up its coal production,
(ii) Jenco had available cash for the transaction, (iii) the Company could not have developed another independent source for the capital without considerable time delay due to lack of a production history, and (iv) the Company had no knowledge of any outside sources for such capital at the time of the transactions. The Company believes that given the time delay to search for capital and the cost of lost opportunity, the terms of these transactions were acceptable because it afforded the Company immediate liquidity for operating purposes.

         On June 30, 2003, the Company assigned a ten-year, $0.25 per ton royalty interest on all the coal sold from its New River Tract property, to both the then Chairman of the Board and its current Chief Executive Officer and President. The agreement provided that in the event any mineral properties were sold prior to the end of the ten-year period, the obligation would be settled by paying 12 1/2% of the sales price to each individual. Pursuant to the sale of mineral property rights to Jenco in July and August 2003, the Company paid both the Chairman of the Board and Chief Executive Officer and President 12 1/2% of the sales price, for an aggregate payment of $81,289. In February 2004, the Chairman of the Board and Chief Executive Officer and President each agreed to permanently cancel all future royalty payments pursuant to this royalty agreement.

         In 2003, the Company acquired mining equipment and certain other intangible mining rights and information from Strata Coal, LLC ("Strata") for $47,000 ($7,000 cash and a non-interest bearing promissory note) and assumption of promissory notes payable to unrelated parties totaling $174,000. The Company also assumed $14,875 of Strata's accounts payable. Strata is owned by the Chairman of the Board and the CEO/President of the Company. Since the Strata transaction involved related parties, primarily for intangible consideration, the $205,875 purchase price (exclusive of the mining equipment subsequently sold -see below), was expensed in 2003. Subsequent to March 31, 2003 the promissory notes (totaling $214,000) were paid and on June 11, 2003 the mining equipment was sold to Jenco for $30,000.

                               NATIONAL COAL CORP.

         In March 2003, the Company paid the Chairman of the Board and the CEO/President $150,000 each for corporate organization and promotion activities.

         In October 2003, the Company loaned its current Chief Financial Officer $15,000 with an annual interest rate of 3 1/2% and a maturity of 1 year. This loan was made to this individual before he became the Company's full time CFO and before he was an officer of the Company. In February 2004, this loan, plus accrued interest, was paid in full.

         During 203 and 2004, the Company paid the law firm of Kite, Bowen & Associates, PA, $45,000 and $10,000, respectively, for professional services rendered. Mr. Kite was the managing partner of Kite, Bowen & Associates, PA, and previously served on the Company's Board of Directors. In May 2004, Mr. Kite joined the Company on a full time basis as its General Counsel.

         The Company borrowed an aggregate of $305,000 from Jenco from August 2003 through January 2004, and borrowed $105,000 from the President and CEO in December 2003. Each of these loans were evidenced by a note payable which accrued simple interest at an annual rate of 8% and was payable on demand. These loans were paid in full during the first six months of 2004.

         In September 2004, the Company repaid a $150,000 note payable to the former Chairman. During 2004 the Company paid a total of $18,833 interest pursuant to the note. This debt was outstanding since February 2003.

         In October 2004, the Company borrowed $10,000 from its Chief Financial Officer and $40,000 from its Operations Manager, which amounts were repaid in December 2004. These loans accrued simple interest at an annual rate of 8%.

         In October 2004, the Company revised the employment contracts of its Chief Executive Officer, its Chief Financial Officer and its Operations Manager such that each individual is entitled to additional monthly compensation in an amount equal to five cents ($0.05) per ton of coal sold each month from coal mined from all of the Company's owned and leased properties.

         During 2004, the Company paid RS Holdings, Inc., an entity owned by the Company's Operations Manager, a total of $6,000 as rental payments for the storage of maps and other mining documents.

8.       ASSET RETIREMENT OBLIGATIONS

         Since commencing mining activities, the Company has received numerous permits, has deposited $257,500 in cash with OSM, and has provided bank letters of credit for $4.97 million for reclamation bonding with OSM. These letters of credit are secured by certificates of deposit totaling $4.27 million and a $700,000 pledge of the Company's corporate headquarters.

         The following table describes the changes to the Company's asset retirement obligations for 2003 and 2004:

                               NATIONAL COAL CORP.

                                                          2003          2004
                                                      -----------   -----------
Balance at beginning of period ....................   $      --     $    64,359
Accretion expense .................................         7,047        34,604
Additions resulting from property additions .......        57,312     1,790,179
Adjustments and revisions from annual re-costing ..          --         503,697
Obligations settled ...............................          --         (87,090)
                                                      -----------   -----------
Balance at December 31 ............................   $    64,359   $ 2,305,749
Current portion included in accrued expenses ......          --        (211,990)
                                                      -----------   -----------
Long-term liability ...............................   $    64,359   $ 2,093,759
                                                      ===========   ===========

9.       EVENTS SUBSEQUENT TO DECEMBER 31, 2004

REVERSE STOCK SPLIT

         At the close of business on January 12, 2005, the Company affected a 1-for-4 reverse split of its issued and outstanding common stock as previously approved on October 12, 2004 by its board of directors and stockholders. All share and per share amounts have been retroactively restated for all periods presented to reflect the effect of the reverse split.

ADDITIONAL BORROWINGS PURSUANT TO SENIOR CREDIT FACILITY

         On January 12, 2005, the Company borrowed an additional $1.4 million under and pursuant to the terms and conditions of a Credit Agreement entered into with D. B. Zwirn Special Opportunities Fund, L.P. on November 26, 2004 (SEE NOTE #4).

REGISTRATION STATEMENT ON FORM SB-2 DECLARED EFFECTIVE

         On January 28, 2005, the Company's previous filed Registration Statement on Form SB-2, as amended, was declared effective by the SEC, registering 17,587,730 shares of common stock for resale by the selling shareholders. The registered shares include shares which may be issued pursuant to the conversion of Series A convertible preferred stock and the exercise stock purchase warrants.

ADDITIONAL BORROWINGS; PURCHASE OF MINING EQUIPMENT

         In January 2005, the Company signed an agreement committing the Company to the purchase of a high wall miner for a total purchase price of approximately $5.5 million, and paid a $500,000 deposit toward that purchase commitment. In March 2005, the Company borrowed an additional approximately $5.14 million and completed the purchase of this piece of mining equipment. The note has a maturity of August 10, 2005, is secured by the high wall miner, and has a rate of interest of eighteen percent (18%) per annum calculated from the 61st day until maturity. The Company paid an origination fee of approximately $200,000 upon the execution of the loan documents. The lenders were also issued 5-year common stock purchase warrants to purchase up to 140,000 shares of the Company's common stock at an exercise price per share of $8.50. Crestview Capital Master, LLC participated in this transaction.

RESIGNATION AND APPOINTMENT OF AN OFFICER AND A DIRECTOR

         On February 8, 2005, Farrald G. Belote, Jr. resigned his position as director of the Company and was replaced on February 16, 2005 by Scott H. Filstrup.

                               NATIONAL COAL CORP.

         On March 10, 2005 the Company announced that effective April 1, 2005, Robert Chmiel will resign his positions as Chief Financial Officer and director, and be replaced by Mark Oldham in both capacities.

REVISED SENIOR CREDIT FACILITY COVENANTS AND WAIVER FOR NON-COMPLIANCE OF COVENANTS

         At December 31, 2004, the Company was not in compliance with its financial covenants related to EBITDA or its minimum monthly sales requirements under the Company's credit agreement with D. B. Zwirn. On March 29, 2005, the Company amended its credit agreement, effective as of December 31, 2004, at a cost of $120,000, to revise its financial covenants related to EBITDA and minimum monthly sales requirements to bring the Company back into compliance. The new financial covenants with D. B. Zwirn are effective for the term of the credit agreement and are based on the Company's projections.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable

ITEM 8A. CONTROLS AND PROCEDURES

CONTROLS AND PROCEDURES

         Members of the company's management, including our Chief Executive Officer and President, Jon Nix, and Chief Financial Officer, Robert Chmiel, have evaluated the effectiveness of our disclosure controls and procedures, as defined by paragraph (e) of Exchange Act Rules 13a-15 or 15d-15, as of December 31, 2004, the end of the period covered by this report. Based upon that evaluation, Messrs. Nix and Chmiel concluded that our disclosure controls and procedures are effective.

INTERNAL CONTROL OVER FINANCIAL REPORTING

         There were no changes in our internal control over financial reporting or in other factors identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the fourth quarter ended December 31, 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B. OTHER INFORMATION

         None

                                    PART III

ITEM 9.  DIRECTORS,   EXECUTIVE   OFFICERS,   PROMOTERS  AND  CONTROL   PERSONS;
         COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         The following table sets forth the name, age and position of each of our executive officers and directors as of March 21, 2005.

     NAME                   AGE       POSITION HELD
     ----                   ---       -------------

Jon Nix (1)                 35        President and Chief Executive Officer and
                                          Chairman of the Board of Directors
Robert Chmiel               44        Chief Financial Officer and Director
Charles Kite (1)            60        General Counsel
Scott Filstrup              62        Director
Jeanne Bowen Nix (1)        34        Secretary, Treasurer and Associate Counsel
William R. Snodgrass        41        Operations Manager
Joseph A. Davis Jr.         57        Vice President, Sales

----------
(1) Jon Nix and Jeanne Bowen Nix are married. Charles Kite is Jeanne Bowen Nix's stepfather.

         JON NIX, one of our founders, has served as our President and Chief Executive Officer and as a director since January 2003 and Chairman of the Board since March 2004. Mr. Nix has over eight years experience in the financial industry. He is the founder of Jenco Capital Corporation, a Tennessee consulting and holding corporation. He is also a co-founder of Medicine Arm-In-Arm, Inc., a nonprofit children's charity that provides medical services to underprivileged children around the world. Mr. Nix holds a Bachelor of Arts degree in Economics from the University of Tennessee.

         ROBERT CHMIEL has served as our Chief Financial Officer since September 2003 and as a director since March 2004. From December 2000 to April 2003, Mr. Chmiel served as Chief Financial Officer and Chief Operating Officer of Brilliant Digital Entertainment, Inc. (OTCBB: BDEI), a publicly-traded digital content distribution firm, where he managed five separate debt and equity financings. Previously, from 1999 to 2000, he was the President and Chief Operating Officer and co-founder of Phase2Media, Inc., a privately-held Internet advertising sales and marketing firm. In 1998, Mr. Chmiel served as Chief Financial Officer of BarnesandNoble.com (formally NASDAQ: BNBN) prior to the company's initial public offering. From 1995 to 1998, Mr. Chmiel was employed at the Walt Disney Company, where he served as Vice President, Finance & Operations, for the original team that launched Disney's online operations. Mr. Chmiel earned his MBA from the Wharton School of Business at the University of Pennsylvania in 1987 and his BA in Economics from the College of the Holy Cross in 1982.

         SCOTT FILSTRUP has served as a Director since February 16, 2005. Mr. Filstrup is president of The Consultants Limited of Tulsa, Oklahoma, a professional services firm offering strategic planning and management consulting services to business organizations and entrepreneurs including creation of new businesses and products. Prior to The Consultants Limited, Mr. Filstrup was a director for strategic planning of MAPCO, Inc., an energy company. Before that, he held various executive and management positions in planning and marketing with The Williams Companies, an energy firm operating in Tulsa, and Monsanto Company of St. Louis, MO. He has also held additional CEO and board of director positions with many emerging energy and technology firms throughout the United States. Mr. Filstrup is a member of multiple professional organizations including George W. Bush's Presidential Business Commission and is currently a board member of various healthcare, medical and technology firms in Oklahoma and Illinois.

         CHARLES KITE has served as our General Counsel since May 2004, and served as a director from February 2003 until May 2004. Prior to becoming our General Counsel, Mr. Kite, an attorney since 1973, was our outside corporate counsel, and since 1985 has had a general practice in the East Tennessee law firm of Kite, Bowen & Associates, P.A. where he specialized in commercial business representation, tax representation and litigation, estate planning, and probate matters. He graduated from Carson Newman College in 1967 with a Bachelor of Arts degree, and received his Juris Doctorate degree from the University of Tennessee in 1973.

         JEANNE BOWEN NIX has served as our Secretary and Treasurer since January 2003 and as Associate Counsel since May 2004. Ms. Bowen Nix has held a license to practice law in the State of Tennessee since 1997. From 1997 to May 2004, Ms. Bowen Nix was a junior partner in the East Tennessee law firm of Kite, Bowen & Associates, P.A. where she specialized in general corporate and real estate matters. She graduated cum laude from the University of Tennessee in May of 1993 with a Bachelor of Arts degree in Psychology and received her Juris Doctorate degree from Louisiana State University Law School in May of 1997.

         WILLIAM R. SNODGRASS has served as our Operations Manager since July 2003. Mr. Snodgrass also served as a consultant to us from February 2003 to July 2003. Prior to joining us, Mr. Snodgrass served as superintendent and area manager for Tennessee Mining, Inc., a subsidiary of Addington Enterprises, Inc., one of the largest coal companies in the nation, a position he held from 1994 until February 2003. Mr. Snodgrass has extensive knowledge and expertise in the coal mining industry and has been involved in numerous mining projects in the Kentucky and Tennessee areas.

         JOSEPH A. DAVIS JR. has served as our Vice President, Sales since April 2004. Prior to joining us, Mr. Davis served as Senior Vice President, Sales and Marketing, and a Director for Pen Coal Corporation. During his twenty years at Pen Coal Corporation, he was responsible for domestic and international coal sales and transportation. Mr. Davis earned his Bachelor of Arts degree from Western Kentucky University in political science and history.

COMMITTEES OF THE BOARD OF DIRECTORS

         Our board does not have any committees, including an audit committee. The functions customarily delegated to an audit committee are performed by our full board of directors. As we do not maintain an audit committee, we do not have an audit committee "financial expert" within the meaning of Item 401(e) of Regulation S-B.

         We intend to establish an audit committee, compensation committee, and nominating and corporate governance committee following the expansion of our board to include at least three directors who are independent under the applicable rules of the SEC and NASDAQ.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         Section 16(a) of the Securities Exchange Act of 1934 requires that our executive officers and directors, and persons who own more than ten percent of a registered class of our equity securities, file reports of ownership and changes in ownership with the SEC. Executive officers, directors and greater-than-ten percent stockholders are required by SEC regulations to furnish us with all
Section 16(a) forms they file. Based solely on our review of the copies of the forms received by us and written representations from certain reporting persons that they have complied with the relevant filing requirements, we believe that, during the year ended December 31, 2004, all of our executive officers, directors and greater-than-ten percent stockholders complied with all Section 16(a) filing requirements, except for the following: (i) Initial Statements of Beneficial Ownership of Securities on Form 3, were filed late by Scott Filstrup, William Snodgrass, Joseph Davis and Crestview Capital Master, LLC; (ii) four (4) Statements of Changes in Beneficial Ownership on Form 4, reporting eleven (11) separate transactions, were filed late by Jon Nix; (iii) three (3) Statements of Changes in Beneficial Ownership on Form 4, reporting ten (10) separate transactions, were filed late by Jeanne Bowen Nix; (iv) two (2) Statements of Changes in Beneficial Ownership on Form 4, reporting thirteen (13) separate transactions, were filed late by each of Farrald Belote and Arlene Belote; and (v) one Annual Statement of
Changes in Beneficial Ownership on Form 5, reporting two (2) separate transactions that were not timely filed on Form 4, was filed by Jenco Capital Corporation.

CODE OF ETHICS

         We have adopted a Code of Ethics applicable to all of our Board members and to all of our employees, including our Chief Executive Officer and Chief Financial Officer. The Code of Ethics constitutes a "code of ethics" as defined by applicable SEC rules and a "code of conduct" as defined by applicable NASDAQ rules. The Code of Ethics has been publicly filed with the SEC as an exhibit to our Annual Report on Form 10-KSB for fiscal 2004. You may also request a copy of the Code of Ethics by writing or calling us at:

         National Coal Corp.
         Attn:  Investor Relations
         8915 George Williams Road
         Knoxville, TN 37923
         (865) 690-6900

         Any waiver of the Code of Ethics pertaining to a member of our Board or one of our executive officers will be disclosed in a report on Form 8-K filed with the SEC.

ITEM 10. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

         The following table sets forth, as to the Chief Executive Officer and as to each of the other four most highly compensated executive officers whose compensation exceeded $100,000 during the last fiscal year, information concerning all compensation paid for services to us in all capacities for our fiscal year which commenced on January 30, 2003 (inception) and ended December 31, 2003, and for our fiscal year which ended December 31, 2004. The compensation table excludes other compensation in the form of perquisites and other personal benefits that constituted less than 10% of the total annual salary and bonus for the executive officer during the applicable fiscal year.

                                                                              LONG-TERM
                                                                             COMPENSATION
                                                 ANNUAL COMPENSATION            AWARDS
                                         ----------------------------------   ----------
                                                                               NUMBER OF
                            FISCAL YEAR                                       SECURITIES
NAME AND                       ENDED                           OTHER ANNUAL   UNDERLYING
PRINCIPAL POSITION          DECEMBER 31,  SALARY     BONUS     COMPENSATION     OPTIONS
                            -----------  --------   --------   ------------   ----------
Jon Nix .................      2004      $298,077   $111,934       --           625,000
   President and Chief ..      2003      $161,538   $150,000       --              --
   Executive Officer

Robert Chmiel (1) .......      2004      $232,385   $ 74,684       --           375,000
   Chief Financial ......      2003      $ 47,753       --         --              --
   Officer

Charles Kite (2) ........      2004      $ 97,500   $ 28,000       --           125,000
   General Counsel ......      2003          --         --         --              --

Jeanne Bowen Nix ........      2004      $107,231   $ 36,000       --           125,000
   Secretary, Treasurer .      2003      $ 64,615       --         --              --
   and Associate Counsel

William R. Snodgrass (3)       2004      $116,192   $ 16,898   $ 30,675 (4)      50,000
   Operations Manager ...      2003      $ 29,915   $ 15,800   $ 35,900 (5)        --

----------

(1) Mr. Chmiel's employment as Chief Financial Officer commenced in September 2003.
(2)      Mr. Kite's employment as General Counsel commenced in May 2004.
(3) Mr. Snodgrass' employment as Operations Manager commenced in July 2003. Mr. Snodgrass served as a consultant to us from February 2003 to July 2003.
(4)      Represents the value of a year-end bonus gift given to Mr. Snodgrass.
(5) Represents consulting fees paid to Mr. Snodgrass for services rendered from February 2003 to July 2003, before he became our employee.

OPTION GRANTS IN 2004

         The following table presents information regarding stock option grants during 2004 to the executive officers named in the summary table below. None of these individuals exercised options during 2004.

                         Number of       Percent of
                        Securities      Total Options
                        Underlying       Granted To       Exercise
                          Options       Employees In      or Base     Expiration
NAME                    Granted (1)    Fiscal Year(2)     Price (3)      Date
                        -----------    --------------     ---------   ---------
Jon Nix...............     625,000         44.1%           $2.20       3/25/14
Robert Chmiel.........     375,000         26.5%           $2.20       3/25/14
Charles Kite..........      25,000          1.8%           $2.20       3/25/14
                           100,000          7.1%           $5.40       5/03/14
Jeanne Bowen Nix......     125,000          8.8%           $2.20       3/25/14
William R. Snodgrass..      50,000          3.5%           $2.20       3/25/14

----------
(1) All of these options were granted under our 2004 Option Plan, vest in four equal annual installments of 25% each commencing on January 1, 2005, and have a term of 10 years.
(2) Options covering an aggregate of 1,417,500 shares were granted to employees during fiscal 2004.
(3) The exercise price and tax withholding obligations related to exercise may be paid by delivery of already owned shares, subject to certain conditions.

OPTION VALUES AT DECEMBER 31, 2004

         None of the executive officers named in the summary table above exercised options during 2004. The following table presents the number of shares of our common stock subject to exercisable and unexercisable stock options held as of December 31, 2004. Also presented are values of "in-the-money" options, which represent the positive difference between the exercise price of each outstanding stock option and $13.20 per share, which is the last reported sales price of our common stock on the OTC Bulletin Board on December 31, 2004.

                               Number of Securities             Value of Unexercised
                              Underlying Unexercised           In-the-Money Options at
                           Options at December 31, 2004           December 31, 2004
                           ----------------------------     ----------------------------
NAME                       Exercisable    Unexercisable     Exercisable    Unexercisable
                           -----------    -------------     -----------    -------------
Jon Nix.................      --             625,000           --            $6,875,000
Robert Chmiel...........      --             375,000           --            $4,125,000
Charles Kite............      --             125,000           --            $1,055,000
Jeanne Bowen Nix........      --             125,000           --            $1,375,000
William R. Snodgrass....      --              50,000           --              $550,000

DIRECTOR COMPENSATION

         In the past, our outside directors did not receive cash compensation for their services, but were reimbursed for their reasonable expenses incurred on our behalf or in attending meetings. Inside board members have not received any compensation for their services and we intend to change that position. We are currently revising our compensation plan and intend to pay outside directors a fee for being a board member as well as fees for chairing and sitting on committees of the board, such as an audit committee and a compensation committee once we formally establish each of these. In March 2004, we granted each of Farrald Belote and Charles Kite, our two non-employee directors at that time, an option to purchase 25,000 shares of our common stock at an exercise price of $2.20 per share. These options were granted under our 2004 Option Plan. Mr. Kite subsequently became employed as our General Counsel in May 2004 and Mr. Belote resigned his position as director in February 2005.

EMPLOYMENT CONTRACTS AND CHANGE OF CONTROL AGREEMENTS

         Other than William Snodgrass, each of the executive officers named in the summary compensation table not only serves as an officer of National Coal, but also as an officer of our wholly-owned subsidiary National Coal Corporation. Mr. Snodgrass is an executive officer of National Coal Corporation only. Each of the named executive officers is party to an employment agreement with National Coal Corporation.

     JON E. NIX

         In July 2004, our wholly-owned subsidiary, National Coal Corporation, entered into an employment agreement with Mr. Nix, as President and Chief Executive Officer, which agreement was subsequently amended and restated effective as of October 1, 2004. Under his employment agreement, Mr. Nix is entitled to an initial salary of $408,000 per year and a cash bonus in an amount to be determined in good faith by the Board of National Coal Corporation on an annual or quarterly basis, as approved by the Board. As further compensation, Mr. Nix also is entitled to monthly compensation in an amount equal to five cents ($.05) per ton of coal (calculated upon "clean" tonnage sold as opposed to "raw" tonnage mined) sold by National Coal Corporation each month that is mined from all of its owned and leased properties. Annual increases in Mr. Nix's base salary are determined in good faith by the Board at the beginning of each fiscal year. The initial term of Mr. Nix's employment is two years, which term will be automatically renewed for successive two-year terms unless the Board of National Coal Corporation provides Mr. Nix written notice of non-renewal no later than 120 days prior to the expiration of the then-current term.

         Pursuant to Mr. Nix's employment agreement, National Coal Corporation maintains key man life insurance for Mr. Nix. Any proceeds of this policy would be distributed 50% to National Coal Corporation and 50% to Mr. Nix's heirs.

     JEANNE BOWEN NIX

         In April 2003, our wholly-owned subsidiary, National Coal Corporation, entered into an employment agreement with Mrs. Bowen Nix as Secretary/Treasurer and General Counsel, which agreement was subsequently amended and restated effective as of September 16, 2004. Under her employment agreement, Mrs. Bowen Nix is entitled to an initial salary of $144,000 per year, and an annual cash bonus in an amount to be determined in good faith by the Board of National Coal Corporation, which amount may not exceed 50% of Mrs. Bowen Nix's base salary for such year. Annual increases in Mrs. Bowen Nix's base salary are determined in good faith by the Board at the beginning of each fiscal year. The initial term of Mrs. Bowen Nix's employment is two years, which term will be automatically renewed for successive two-year terms unless the Board of National Coal Corporation provides Mrs. Bowen Nix written notice of non-renewal no later than 120 days prior to the expiration of the then-current term. In January 2005, Mrs. Bowen Nix agreed to restructure her contract, reducing her salary to $57,600 per year.

         Mrs. Bowen Nix resigned as General  Counsel in May 2004 upon the hiring
of  Mr.  Kite  as  General  Counsel.   Ms.  Bowen  Nix  continues  to  serve  as
Secretary/Treasurer and Associate Counsel.

     CHARLES W. KITE

         In May 2004, our wholly-owned subsidiary, National Coal Corporation, entered into an employment agreement with Mr. Kite as General Counsel, which agreement was subsequently amended and restated effective as of September 16, 2004. Under his employment agreement, Mr. Kite is entitled to an initial salary of $180,000 per year, and an annual cash bonus in an amount to be determined in good faith by the Board of National Coal Corporation. Annual increases in Mr. Kite's base salary are determined in good faith by the Board at the beginning of each fiscal year. The initial term of Mr. Kite's employment is two years, which term will be automatically renewed for successive two-year terms unless the Board of National Coal Corporation provides Mr. Kite written notice of non-renewal no later than 120 days prior to the expiration of the then-current term.

         Under his employment agreement, Mr. Kite was granted an immediately exercisable option to purchase 100,000 shares of our common stock at an exercise price of $2.20 per share under the terms and conditions set forth in the 2004 National Coal Corp. Option Plan. Pursuant to the 2004 option plan, Mr. Kite's options vest ratably over a four-year period beginning January 1, 2005.

     ROBERT CHMIEL

         In July 2004, our wholly-owned subsidiary, National Coal Corporation, entered into an employment agreement with Mr. Chmiel as Chief Financial Officer, which agreement was subsequently amended and restated effective as of October 1, 2004. Under his employment agreement, Mr. Chmiel is entitled to a base salary of $240,000 per year, and an annual cash bonus in an amount to be determined in good faith by the Board of National Coal Corporation. Annual increases in Mr. Chmiel's base salary are determined in good faith by the Board at the beginning of each new fiscal year. As further compensation, Mr. Chmiel also is entitled to monthly compensation in an amount equal to five cents ($.05) per ton of coal (calculated upon "clean" tonnage sold as opposed to "raw" tonnage mined) sold by National Coal Corporation each month that is mined from all of its owned and leased properties. The initial term of Mr. Chmiel's employment is two years, which term will be automatically renewed for successive two-year terms unless the Board of National Coal Corporation provides Mr. Chmiel written notice of non-renewal no later than 120 days prior to the expiration of the then-current term.

         Pursuant to Mr. Chmiel's employment agreement, National Coal Corporation maintains key man life insurance for Mr. Chmiel. Any proceeds of this policy would be distributed 50% to National Coal Corporation and 50% to Mr. Chmiel's heirs.

     WILLIAM R. SNODGRASS

         In October 2004, our wholly-owned subsidiary, National Coal Corporation, entered into an amended employment agreement with William R. Snodgrass as Operations Manager of Mining Operations. Under his employment agreement, Mr. Snodgrass is entitled to an initial salary of $120,000 per year and an annual cash bonus in an amount to be determined in good faith by the Board of National Coal Corporation. After two years of employment, annual increases in Mr. Snodgrass's base salary are determined in good faith by the Board at the beginning of each fiscal year. The initial term of Mr. Snodgrass's employment is two years, which term will be automatically renewed for successive two-year terms unless the Board of National Coal Corporation provides Mr. Snodgrass written notice of non-renewal no later than 120 days prior to the expiration of the then-current term.

     TERMINATION AND SEVERANCE UNDER THE EMPLOYMENT AGREEMENTS

         Pursuant to their employment agreements, the employment of each of the executive officers may be terminated in any of the following manners:

         o        by the employee's death;

         o by the Board, if due to physical or mental disability the employee is unable to adequately perform his or her material duties on a full-time basis for a period of four months (whether consecutive or not) within any twelve (12) month period;

         o by a majority vote of the Board, if, after notice to the employee and advice of independent legal counsel, the Board determines that the employee has engaged in misconduct by (i) habitually and continuously being unavailable to act or respond on our behalf; (ii) engaging in willful misconduct or fraud, (iii) being convicted of a felony, (iv) willfully and continuously materially failing to observe or perform the duties of his or her employment; (v) willfully acting in a manner materially adverse to our best interests, or (vi) willfully or habitually neglecting the faithful performance of his or her duties;

         o by either party in the event of a change in control (as defined in each employment agreement) of National Coal Corporation (a "Change of Control"), or upon any other material change in the financial condition or ownership of us;

         o by the employee if there is a material change in the employee's function, authority, duties, title, compensation or responsibilities, without the employee's consent;

         o by the employee if substantial differences of opinion between such employee and the Board or the shareholders, or other circumstances should arise that such employee, in good faith, no longer feels that he or she can function effectively in his or her employment; or

         o by the employee if there is a significant increase in the amount of travel required for the employee to perform his or job, without such employee's consent; or

         o by the employee upon our material failure to comply with any of the provisions of the subject employment agreement;

         o by the employee, if the Board requests any other matter or circumstances made with the intent of, or having the result of, hindering such employee in his or her duties or creating and incentive for the employee to exercise his or her rights to terminate his or her employment.

         Mr. Chmiel resides in California. Pursuant to California law, we and Mr. Chmiel may terminate Mr. Chmiel's employment agreement for any reason. Effective March 31, 2005, Mr. Chmiel agreed to (i) an aggregate severance payment of $145,000, and (ii) the retention of 225,000 of previously issued but unvested stock options as consideration for the cancellation of his employment agreement.

         If the employment of any of the Executive Officers is terminated for "Good Reason" (i.e. any of the last six reasons listed above), or we terminate the employee for reasons other than misconduct, upon execution of a release of claims in the form attached to the subject employment agreement (except in the case of termination due to death of the employee), he or she is entitled to receive an amount equal to his or her base salary for a period of twenty four months after termination (unless his or her termination is within 12 months of a Change in Control) (the "Severance Period"), insurance coverage for the same period, and a prorated cash bonus payment for the year in which his or her employment is terminated. In addition, during such period, such employee's stock options shall continue to vest in accordance with the terms of the employee's stock option agreement for a period of up to forty eight months, and such employee may exercise his or her vested options for a period commencing with the date of termination and expiring one hundred and twenty (120) days following the end of the Severance Period. If any of the

Executive Officers voluntarily terminates his or her employment with us without "Good Reason," upon execution of a release of claims in the form attached to the subject employment agreement, he or she is entitled to insurance coverage for one (1) month and may only exercise any vested but exercised stock options within one hundred twenty (120) days of the effective date of termination.

     CHANGE IN CONTROL

         In the event of a Change in Control, the Board must make a determination, within six (6) months of the effective date of the Change in Control, to either terminate any particular executive officer's employment or continue his or her employment.

         If the employment of any of the Executive Officers is terminated for any reason other than misconduct within twelve months of a Change in Control, he or she is entitled to receive an amount equal to his or her base salary for a total of thirty-six (36) months after termination (the "Extended Severance
Period"), insurance coverage for the same period, and a prorated cash bonus payment for the year in which such employment is terminated. In addition, during any Extended Severance Period, such employee's stock options shall continue to vest in accordance with the terms of the employee's stock option agreement for a period of up to forty eight months, and such employee may exercise his or her vested options for a period commencing with the date of termination and expiring one hundred and twenty (120) days following the end of the Extended Severance Period.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

         The following table presents information regarding the beneficial ownership of our common stock as of February 23, 2005 by:

         o        each  of  the  executive   officers   listed  in  the  summary
                  compensation table;

         o        each of our directors;

         o        all of our directors and executive officers as a group; and

         o each shareholder known by us to be the beneficial owner of more than 5% of our common stock.

         Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Unless otherwise indicated below, to our knowledge, the persons and entities named in the table have sole voting and sole investment power with respect to all shares beneficially owned, subject to community property laws where applicable. Shares of our common stock subject to options from the Company that are currently exercisable or exercisable within 60 days of January 13, 2005 are deemed to be outstanding and to be beneficially owned by the person holding the options for the purpose of computing the percentage ownership of that person but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

         Pursuant to the terms of Series A convertible preferred stock and warrants held by certain of the 5% or more shareholders, the maximum number of shares that may be acquired by any such shareholder upon any exercise of its warrant or conversion of its preferred shares is limited to the extent necessary to ensure that, following such exercise, the total number of shares of common stock then beneficially owned by such selling shareholder and its affiliates and any other persons whose beneficial ownership of common stock would be aggregated with the selling shareholder for purposes of Section 13(d) of the Exchange Act, does not exceed 4.99% or, in the case of Crestview Capital Master LLC, 9.99%, of the total number of issued and outstanding shares of common stock then outstanding. The shares of common stock and percentage ownership listed in this table do not reflect these contractual limitations on a shareholder's ability to acquire common shares upon exercise of its warrant or conversion of its preferred shares.

         The information presented in this table is based on 13,391,344 shares of our common stock outstanding on February 13, 2005. Unless otherwise indicated, the address of each of the executive officers and directors and 5% or more shareholders named below is c/o National Coal Corp., 8915 George Williams Road, Knoxville, TN 37923.

                                                  NUMBER OF         PERCENTAGE
                                                    SHARES              OF
                                                 BENEFICIALLY         SHARES
NAME OF BENEFICIAL OWNER                            OWNED           OUTSTANDING
------------------------------------------       ------------       -----------

EXECUTIVE OFFICERS AND DIRECTORS:
Jon Nix (1)...............................        6,011,138             44.9%
   Director, President and
      Chief Executive Officer
Rob Chmiel (2)............................          118,750               *
   Director and Chief
      Financial Officer
Charles Kite (3)..........................          181,250              1.4
   General Counsel
Jeanne Bowen Nix (4)......................          181,250              1.4
   Secretary, Treasurer
      and Associate Counsel
Scott Filstrup............................           25,000               *
   Director
William R. Snodgrass (5)..................           12,500               *
   Operations Manager
Joseph A. Davis Jr. (6)...................            6,250               *
   Vice President
Directors and officers as a group
   (7 persons) (7)........................        6,354,888             47.5

5% SHAREHOLDERS:
Big Bend XII Investments, LP (8)..........          691,772              5.2
   Attn: Janice Hudson
   3401 Armstrong Avenue
   Dallas, Texas 75205
Crestview Capital Master LLC (9)..........        3,637,463             27.2
   95 Revere Drive, Suite A
   Northbrook, Illinois 60062
Stewart & Jennifer Flink (10).............        3,699,730             27.6
   Crestview Capital Master LLC
   95 Revere Drive, Suite A
   Northbrook, Illinois 60062
Jenco Capital Corporation (11)............        2,161,138             16.1

                                                  NUMBER OF         PERCENTAGE
                                                    SHARES              OF
                                                 BENEFICIALLY         SHARES
NAME OF BENEFICIAL OWNER                            OWNED           OUTSTANDING
------------------------------------------       ------------       -----------

Nancy Hoyt Revocable Trust (12)...........        3,829,440             28.6
   Crestview Capital Master LLC
   95 Revere Drive, Suite A
   Northbrook, Illinois 60062
North Sound Legacy International Ltd. (13)        1,390,497             10.4
   53 Forest Avenue, Suite 202
   Old Greenwich, CT 06870
Gerald J. Rubin (14)......................          671,219              5.0
   1 Helen of Troy Plz.
   El Paso, Texas 79912
SDS Capital Group SPC, Ltd. (15)..........          729,190              5.4
   53 Forest Avenue
   2nd Floor
   Old Greenwich, CT 06870
----------
*    Less than 1%

(1) Consists of (i) 3,412,500 shares of common stock, (ii) 2,161,138 shares of common stock held by Jenco Capital Corporation over which Mr. Nix has voting and investment power, (iii) 100,000 shares of common stock held by Perdase Holdings, Inc. over which Mr. Nix has voting and investment power,
     (iv) 181,250 shares of common stock beneficially owned by Mr. Nix's spouse, Jeanne Bowen Nix, and (v) 156,250 shares of common stock reserved for issuance upon exercise of stock options which currently are exercisable or will become exercisable within 60 days.

(2) Consists of (i) 25,000 shares of common stock, and (ii) 93,750 shares of common stock reserved for issuance upon exercise of stock options which currently are exercisable or will become exercisable within 60 days.

(3) Consists of (i) 150,000 shares of common stock, and (ii) 31,250 shares of common stock reserved for issuance upon exercise of stock options which currently are exercisable or will become exercisable within 60 days.

(4) Consists of (i) 150,000 shares of common stock, and (ii) 31,250 shares of common stock reserved for issuance upon exercise of stock options which currently are exercisable or will become exercisable within 60 days. Does not include 5,879,888 shares of common stock beneficially owned by Ms. Nix's spouse, Jon Nix.

(5) Consists of 12,500 shares of common stock reserved for issuance upon exercise of stock options which currently are exercisable or will become exercisable within 60 days.

(6) Consists of 6,250 shares of common stock reserved for issuance upon exercise of stock options which currently are exercisable or will become exercisable within 60 days.

(7) Consists of (i) 6,023,638 shares of common stock, and (ii) 331,250 shares of common stock reserved for issuance upon exercise of stock options which currently are exercisable or will become exercisable within 60 days.

(8) Consists of (i) 158,461 shares of common stock, (ii) 399,991 shares of common stock that may be acquired from us upon exercise of warrants and conversion of convertible preferred equity securities, and (iii) 133,320 shares of common stock that may be acquired upon the exercise of warrants and conversion of convertible preferred equity securities that may be acquired from us upon the exercise of purchase rights.

(9) Consists of (i) 2,968,135 shares of common stock, and (ii) 669,328 shares of common stock that may be acquired from us upon exercise of outstanding warrants and conversion of outstanding convertible preferred equity securities.

(10) Consists of (i) 17,107 shares of common stock, (ii) 24,991 shares of common stock that may be acquired from us upon exercise of warrants and conversion of convertible preferred equity securities, and (iii) 3,637,463 shares of common stock beneficially owned by Crestview Capital Master, LLC and Crestview Capital Partners, LLC over which Stewart Flink has voting and investment power.

(11) Jon Nix exercises voting and investment authority over the shares held by this shareholder.

(12) Consists of (i) 66,808 shares of common stock, (ii) 105,000 shares of common stock that may be acquired from us upon exercise of warrants and conversion of convertible preferred equity securities, and (iii) 3,637,463 shares of common stock beneficially owned by Crestview Capital Master, LLC and Crestview Capital Partners, LLC over which Robert Hoyt, Nancy Hoyt's husband, has voting and investment power. Nancy Hoyt exercises voting and investment authority over the shares held by this shareholder.

(13) Consists of (i) 318,507 shares of common stock, and (ii) 1,071,990 shares of common stock that may be acquired from us upon exercise of warrants and conversion of convertible preferred equity securities.

(14) Consists of (i) 649,219 shares of common stock, and (ii) 22,000 shares of common stock that may be acquired from us upon exercise of warrants and conversion of convertible preferred equity securities.

(15) Consists of (i) 62,500 shares of common stock, and (ii) 666,690 shares of common stock that may be acquired from us upon exercise of warrants and conversion of convertible preferred debt securities.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

         The following table sets forth certain information regarding our equity compensation plans as of December 31, 2004.

                          NUMBER OF SECURITIES
                         ISSUED OR TO BE ISSUED    WEIGHTED-AVERAGE EXERCISE        NUMBER OF SECURITIES
                            UPON EXERCISE OF          PRICE OF OUTSTANDING         REMAINING AVAILABLE FOR
                          OUTSTANDING OPTIONS,       OPTIONS, WARRANTS AND      FUTURE ISSUANCE UNDER EQUITY
                           WARRANTS AND RIGHTS               RIGHTS                  COMPENSATION PLANS
                         ----------------------    -------------------------    ----------------------------
Equity compensation
plans approved by
security holders                1,448,750                    $2.63                        1,301,250

Equity compensation
plans not approved by
security holders                 375,708                     $5.96                           --
                         ----------------------    -------------------------    ----------------------------
Total                           1,824,458                    $3.32                        1,301,250

MATERIAL FEATURES OF INDIVIDUAL EQUITY COMPENSATION PLANS NOT APPROVED BY STOCKHOLDERS

         Burnham Hill Partners, a division of Pali Capital Inc., and William Blair & Company acted as placement agents in our August 2004 private placements of debt and equity securities. For their services, we issued to Burnham Hill Partners and William Blair & Company 2-year warrants to purchase up to 175,000 shares and 75,000 shares, respectively, of our common stock at an exercise price of $6.60 per share.

         In July 2004, we issued 3-year warrants to purchase up to 8,750 shares of common stock, with an exercise price per share of $4.72, to Jim Steuer, an outside consultant as partial consideration for business advisory services rendered to us during the third quarter 2004.

         Dillon Capital, Inc. acted as placement agent in our April and May 2004 private placements of senior secured promissory notes and common stock purchase warrants. For their services, we issued to Dillon Capital, Inc. 3-year warrants to purchase up to 37,500 shares of our common stock at an exercise price of $4.00 per share.

         In April 2004, we issued 2-year warrants to purchase 25,000 shares of common stock, with an exercise price per share of $4.80, to Michael Littman, our former attorney, as consideration for legal services.

         In April 2004, we issued 2-year warrants to purchase up to 12,500 shares of common stock, with an exercise price per share of $4.00, to Stern Capital, a financial consulting firm as consideration for consulting services.

         In March 2004, we issued 41,958 shares of common stock to our former Chairman of the Board in lieu of cash compensation for services. The stock was valued at $226,573 or $5.40 per share, which was the closing price of our common stock on the date the stock was issued.

         In May 2004, we issued 75,000 shares of common stock to Cumberland Timber Company, LLC as partial consideration for the purchase of 1,738 acres of land in Eastern Tennessee which was sold to us for a total purchase price of $631,000. The 75,000 shares were issued at a price per share of $4.68, which was the closing price of our stock on May 14, 2004, the date of closing for this transaction.

ITEM 12.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Other than the employment arrangements described above in "Executive Compensation" and the transactions described below, since January 30, 2003 (inception), there has not been, nor is there currently proposed, any transaction or series of similar transactions to which we were or will be a party:

         o        in which the amount involved exceeds $60,000; and

         o in which any director, executive officer, shareholder who beneficially owns 5% or more of our common stock or any member of their immediate family had or will have a direct or indirect material interest.

TRANSACTIONS WITH OFFICERS AND DIRECTORS

         On February 26, 2003, we acquired mining equipment and certain other intangible mining rights and information from Strata Coal, LLC for $47,000 and the assumption of $188,875 in liabilities consisting of trade payables and promissory notes payable to unrelated parties. Strata was owned by Jon Nix, our President and Chief Executive Officer, and Farrald Belote, Jr., an ex-director, but is now non-existent. On June 11, 2003, we sold the mining equipment we acquired from Strata to Jenco Capital Corporation for $30,000. Mr. Nix is an executive officer and controlling shareholder of Jenco.

         In February 2003, we borrowed $150,000 from a trust controlled by Farrald Belote, Jr. This note accrues simple interest at an annual rate of 8% and was to mature in February 2005. In August 2003, we extended the maturity date to February 20, 2008. All principal and unpaid interest was paid in full during the calendar third quarter 2003.

         On July 1, 2003, we sold to Jenco mineral royalty rights for coal mined on the Patterson Mountain portion of the New River Tract assemblage for $75,156. Pursuant to this agreement, we pay Jenco $2.00 per ton of coal mined on the property. During the six months ended December 31, 2003 and June 30, 2004, we paid Jenco $59,572 and $75,106, respectively, pursuant to this agreement.

         On August 1, 2003, we sold to Jenco our interest in mineral royalty rights we received from U.S. Coal, Inc. for coal mined on the Smokey Mountain portion of the New River Tract assemblage for $250,000. Pursuant to this agreement, Jenco receives royalty payments from U. S. Coal, Inc. for coal it mines on the property.

         On June 30, 2003, we assigned to Jon Nix and Farrald Belote, a ten-year, $0.25 per ton royalty interest on all the coal sold from the New River Tract assemblage. Pursuant to this agreement, if we sell any mineral properties on the New River Tract assemblage prior to end of the ten-year period, we must settle the remaining royalty obligation by paying 12 1/2% of the sales price to each of Messrs. Nix and Belote. Pursuant to our sales of mineral property rights to Jenco in July and August 2003, we incurred an obligation to pay an aggregate of $81,289 to Messrs. Nix and Belote under this agreement. In February 2004, Messrs. Nix and Belote each agreed to permanently cancel this agreement.

         We borrowed an aggregate of $315,000 from Jenco from August 2003 through January 2004, and we borrowed $105,000 from Jon Nix in December 2003. Each of these loans was evidenced by a note payable which accrued simple interest at an annual rate of 8% and was payable on demand. These loans were paid in full during the first six months of 2004.

         During 2003, we paid the law firm of Kite, Bowen & Associates, PA a total of $45,000 for professional services rendered to us. Charles Kite, a former director and our current General Counsel, and Jeanne Bowen Nix, our Secretary and Treasurer and Assistant Counsel, were partners of this law firm.

         In October 2004, we borrowed $10,000 from our Chief Financial Officer and $40,000 from our Operations Manager, which amounts were repaid in December 2004. These loans accrued simple interest at an annual rate of 8%.

TRANSACTIONS WITH 5% BENEFICIAL SHAREHOLDERS

     FEBRUARY 2004 PRIVATE PLACEMENT

         In February 2004, we sold an aggregate of 1,250,000 shares of our common stock in a private placement, at a price of $2.20 per share. Crestview Capital Master, LLC purchased 650,000 of the 1,250,000 shares, Gerald Rubin purchased 500,000 of the shares, and two additional investors each purchased 50,000 of the shares.

     SENIOR SECURED DEBT FINANCING

         In April and May 2004, we raised in separate transactions gross proceeds of $7.5 million pursuant to a series of separate private placements of senior secured promissory notes that mature in April and May 2005 and three-year warrants to purchase up to an aggregate of 625,000 shares of our common stock at an exercise price of $4.00 per share. The notes were secured by all of our coal mining assets, and had an interest rate of 12% for the first three months, 15% for the second three months and 18% thereafter. Interest was payable quarterly. The senior secured promissory notes were repaid in full in August and September 2004, at which time we issued 395,396 shares of our common stock upon the exercise of the warrants by the investors, including Crestview Capital Master LLC, Stewart R. Flink, and Nancy Hoyt Revocable Trust. All of the warrants were exercised on a cashless basis with the exception of 25,000 shares for which we were paid $100,001. Crestview Capital Master LLC, Stewart R. Flink, and Nancy Hoyt Revocable Trust received an aggregate of 81,879 shares of our common stock in this transaction.

     AUGUST 2004 PRIVATE PLACEMENTS

         SERIES A CONVERTIBLE PREFERRED STOCK FINANCING

         On August 31, 2004, we sold $16,030,000 of Series A convertible preferred stock and common stock purchase warrants in private placement financings in separate transactions. We issued a total of 1,068.67 shares of
Series A convertible preferred Stock, at $15,000 per share, for cash consideration of approximately $11.3 million and cancellation of $4.725 million of our senior secured promissory notes. Each share of Series A convertible preferred stock is convertible into 2,500 shares of common stock. For each share of Series A convertible preferred stock, the investors also were issued two-year warrants to purchase 500 shares of common stock at an exercise price of $8.40 per share. We sold these securities in separate transactions to the following investors who are also 5% beneficial holders of our common stock: Big Bend XII Investment, LP, Crestview Capital Master LLC; Stewart & Jennifer Flink; Nancy Hoyt Revocable Trust; North Sound Legacy International Ltd. and Gerald J. Rubin.

         Of these investors, Crestview Capital Master LLC; Stewart & Jennifer Flink; and Nancy Hoyt Revocable Trust were holders of our senior secured debt, which debt was repaid from proceeds from the financing.

         CONVERTIBLE DEBT FINANCING

         On August 31, 2004, we issued $3,000,000 of convertible promissory notes to Crestview Capital Master LLC and SDS Capital Group SPC, Ltd. Prior to maturity, the convertible promissory notes may be converted into units consisting of our Series A convertible preferred stock and common stock purchase warrants, at a price of $15,000 per unit. Each unit consists of one share of Series A convertible preferred stock and two-year warrants to purchase up to 500 shares of common stock at an exercise price of $8.40 per share. The convertible promissory notes bear interest at a rate of 8% per annum and have a term of nine months.

         In December 2004, Crestview Capital Master LLC and SDS Capital Group SPC, Ltd. converted the $3,000,000 of convertible promissory notes into 200 shares of Series A convertible preferred stock and warrants to purchase up to 100,000 shares of common stock. Crestview Capital Master LLC received 33,330 of such shares of Series A convertible preferred stock and warrants to purchase up to 16,650 shares of common stock.

         PREFERRED STOCK AND WARRANT PURCHASE RIGHTS

         Investors who paid cash consideration in either the Series A convertible preferred stock financing or convertible debt financing also received the right to purchase additional units of Series A convertible preferred stock and common stock purchase warrants. Each of these investors can purchase, at a price of $15,000 per unit, up to a number of units with an aggregate purchase price equal to 33.33% of the amount invested in the initial financing. Each unit consists of one share of Series A convertible preferred stock and two-year warrants to purchase up to 500 shares of common stock at an exercise price of $8.40 per share. The purchase rights must be exercised no later than ninety days following the effective date of the registration statement of which this prospectus is a party. The holders of convertible promissory notes may exercise this additional purchase right only if they convert their promissory note in full.

         In December 2004, we issued 174.66 shares of our Series A convertible preferred Stock and Warrants to purchase 87,330 shares of our Common Stock, upon the exercise by certain holders of purchase rights received in our August 2004 Series A convertible preferred Stock Financing. Crestview Capital Master LLC, North Sound Legacy International Ltd. and Gerald Rubin received, in the aggregate, 128.33 shares of our Series A convertible preferred stock and warrants to purchase 64,146 shares of our common stock upon their exercise of such purchase rights.

         Also in December 2004, we issued 66.67 shares of our Series A Preferred Stock and Warrants to purchase 33,335 shares of our Common Stock upon exercise by certain holders of purchase rights received in our August 2004 debt financing. Crestview Capital Master LLC received 11.11 shares of our Series A convertible preferred stock and warrants to purchase 5,555 shares of our common stock upon its exercise of such purchase rights.

         SALE OF COMMON STOCK BY DIRECTOR

         Concurrently with the closing of the Series A convertible preferred stock and convertible promissory note financings in August 2004, the investors in those transactions also purchased a total of 1,345,069 shares of common stock from Farrald Belote, a director of ours, for total proceeds to Mr. Belote of
$3,467,180. The purchasers of convertible preferred stock acquired a total of 1,270,069 shares at price of $2.60 per share, and the purchasers of convertible promissory notes acquired 75,000 shares at a price of $2.20 per share.

         REGISTRATION RIGHTS AGREEMENT

         In connection with the August 31, 2004 private placement financings, we entered into separate registration rights agreements with the investors. Pursuant to the separate registrant rights agreements, we agreed to file a registration statement registering the resale by the investors of all of the shares of common stock issuable upon conversion of preferred shares and exercise of warrants, including preferred shares and warrants issuable upon conversion of the convertible promissory notes and exercise of the purchase rights. We agreed to keep the registration statement effective until the earlier of the date on which all of the common shares have been sold and the date that all the common shares may be sold by the investors pursuant to Rule 144(k) under the Securities Act. Pursuant to the separate registration rights agreements, we filed with the SEC a registration statement on Form of which this prospectus is a part to register for resale the shares of common stock identified above, and each of the investors in the private placement financings is identified as a selling shareholder in this prospectus.

         CRESTVIEW CAPITAL MASTER, LLC

         In February 2004, Crestview Capital Master, LLC, an entity controlled by Crestview Capital Funds, purchased four outstanding notes payable of ours, from an unrelated party, in the aggregate principal amount of $3,465,200. Concurrent with its purchase of these notes, Crestview agreed to extend the maturity date on all four notes to March 25, 2005 and to modify certain provisions. These notes bear interest at an annual rate of 12%. Two of the notes, in the aggregate principal amount of approximately $3.2 million, are convertible into our common stock at a price of $2.00 per share. Crestview also purchased common stock purchase warrants from the original debt holder, which warrants had been issued by us as additional consideration for the convertible notes. The warrants allow Crestview to purchase up to 399,312 shares of our common stock at a price of $2.20 per share, and expire on March 25, 2005. Two of the notes payable dated September 25 and September 30, 2003 in the aggregate principal amount of $270,314, were paid in full in December 2004. With respect to the convertible notes:

         o On March 31, 2004, we issued to Crestview 80,346 shares of common stock upon conversion of $160,693 of accrued interest;

         o In April 2004, we issued to Crestview 250,000 shares of common stock upon conversion of $500,000 of principal;

         o In October 2004, we issued to Crestview 1,347,451 shares of common stock upon conversion of the remaining $2,694,902 of principal of the convertible debentures; and

         o In October 2004, we issued to Crestview 399,312 shares of common stock upon exercise of common stock purchase warrants, for a total proceeds to us of $878,487.50.

         In February 2004, we sold an aggregate of 1,250,000 shares of our common stock in a private placement, at a price of $2.20 per share. Crestview Capital Master, LLC purchased 650,000 of the 1,250,000 shares.

         Crestview Capital Master, LLC invested in our April and May 2004 senior secured debt financings and acquired $1,000,000 in principal amount of promissory notes and warrants to purchase 83,333 shares of common stock. Additionally, we paid Dillon Capital, Inc., an affiliate of Crestview Capital Master, LLC, a placement agent fee of $285,000 and warrants to purchase 37,500 shares of common stock with an exercise price of $4.00 per share as consideration for services in this transaction. This indebtedness was repaid in full in August and September, 2004.

         Crestview Capital Master, LLC invested in one of our August 2004 Series A convertible preferred stock and warrant financings, and acquired 150.67 shares of Series A convertible preferred stock and warrants to purchase 75,335 shares of common stock, for which Crestview paid $1,260,000 in cash and cancelled $1,000,000 in principal amount of indebtedness. Additionally, Crestview invested in our August 2004 convertible promissory note financing and acquired $500,000 in principal amount of notes, which notes were subsequently converted into 33.33 shares of Series A convertible preferred stock and warrants to purchase up to 16,665 shares of common stock. In December 2004, Crestview exercised the additional purchase rights granted in the August 2004 financings and acquired
39.11 shares of our Series A convertible preferred stock and warrants to purchase 19,555 shares of our common stock for gross proceeds to us of approximately $586,650.

ITEM 13.  EXHIBITS

         The following exhibits are filed herewith:

EXHIBIT
NUMBER                                EXHIBIT TITLE
-------        -----------------------------------------------------------------

2.1 Agreement and Plan of Reorganization dated as of April 11, 2003 among Southern Group International, Inc., National Coal Corp., and certain subscribing shareholders of National Coal Corp. (1)

2.2            Share  Purchase  Agreement  dated as of  March  28,  2003  among,
               Surinder  Rametra,   Southern  Group  International,   Inc.,  and
               National Coal Corporation. (1)

3.1            Articles of  Incorporation of National Coal Corp. dated August 8,
               1995. (2)

3.1.1 Articles of Amendment to the Articles of Incorporation of National Coal Corp. dated August 10, 1995. (2)

3.1.2 Articles of Amendment to the Articles of Incorporation of National Coal Corp. dated January 4, 1996. (2)

3.1.3          Articles  of  Amendment  to  the  Articles  of  Incorporation  of
               National  Coal Corp.  dated July 17, 2003,  filed August 4, 2003.
               (3)

3.1.4 Articles of Amendment to the Articles of Incorporation of National Coal Corp. dated August 27, 2004, filed August 31, 2004.
               (8)

3.1.5 Articles of Amendment to the Articles of Incorporation of National Coal Corp. dated January 10, 2005, filed January 12, 2005. (8)

3.2            Amended and Restated Bylaws of National Coal Corp. (8)

4.1            Amended and Restated 2004 National Coal Corp. Option Plan. (8)*

10.1           Form of Indemnification Agreement of Registrant. (8)

10.2 Asset Purchase and Sale Agreement dated April 15, 2004 by and among U.S. Coal, Inc., New River Processing, Inc. and National Coal Corporation. (5)

10.3 Asset Purchase Agreement by and between National Coal Corporation and Robert Clear Coal Corporation dated October 26, 2004. (8)

10.4 Coal Supply Agreement by and between National Coal Corporation and East Kentucky Power Cooperative, Incorporated dated October 6, 2004. Portions of this exhibit have been omitted pursuant to a request for confidential treatment and have been filed separately with the United States Securities and Exchange Commission. (7)

EXHIBIT
NUMBER                                EXHIBIT TITLE
-------        -----------------------------------------------------------------

10.5 Purchase and Sale Agreement by and between Appalachian Fuels LLC and National Coal Corporation dated November 26, 2004. (8)

10.6 Credit Agreement by and between National Coal Corporation and D.B. Zwirn Special Opportunities Fund, L.P. as lender, and administrative agent for the lenders dated November 26, 2004. (8)

10.7 Mineral Rights Purchase and Sale Agreement by and between National Coal Corporation and The Brimstone Co. dated December 6, 2004. (8)

10.8           Form of Note and  Warrant  Purchase  Agreements  dated  April 15,
               2004, including Form of Secured Promissory Note and Form of Common Stock Purchase Warrant attached as exhibits thereto. (5)

10.9 Security and Pledge Agreement dated April 15, 2004, by and among National Coal Corp., National Coal Corporation and Stewart Flink, as agent for himself and the holders of secured promissory notes.
               (5)

10.10 Subordination Agreement dated April 15, 2004, made by Crestview Capital Master, LLC in favor of Stewart Flink, as agent for himself and the holders of secured promissory notes. (5)

10.11 Preferred Stock and Warrant Purchase Agreement by and between National Coal Corp. and the persons listed on Schedule I thereto, with respect to Registrant's Series A Cumulative Convertible
               Preferred Stock and Warrants to Purchase Common Stock dated August 31, 2004, including Form of Warrant. (8)

10.12 Investor Rights Agreement by and between National Coal Corp. and the Purchasers listed on Schedule I thereto, dated August 31, 2004. (8)

10.13 Preferred Stock and Warrant Purchase Agreement by and between National Coal Corp. and CD Investment Partners, Ltd., with respect to Registrant's Series A Cumulative Convertible Preferred Stock and Warrants to Purchase Common Stock dated August 31, 2004. (8)

10.14 Warrant, dated August 31, 2004, issued by National Coal Corp. to CD Investment Partners, Ltd. pursuant to the Preferred Stock and Warrant Purchase Agreement by and between National Coal Corp .and CD Investment Partners, Ltd., with respect to Registrant's Series A Cumulative Convertible Preferred Stock and Warrants to Purchase Common Stock dated August 31, 2004. (8)

10.15 Investor Rights Agreement by and between National Coal Corp. and CD Investment Partners, Ltd. dated August 31, 2004. (8)

10.16 Note Purchase Agreement by and between National Coal Corp. and the persons listed on Schedule I thereto, with respect to Registrant's 8% Convertible Promissory Notes dated August 31, 2004, including Form of 8% Convertible Promissory Note and Form of Common Stock Purchase Warrant. (8)

10.17 Investor Rights Agreement by and between National Coal Corp. and Crestview Capital Master, LLC and SDS Capital Group SPC, Ltd. dated August 31, 2004. (8)

10.18          Amended  Employment   Agreement  by  and  between  National  Coal
               Corporation and Jon E. Nix dated October 1, 2004. (8)*

EXHIBIT
NUMBER                                EXHIBIT TITLE
-------        -----------------------------------------------------------------

10.19          Amended  Employment   Agreement  by  and  between  National  Coal
               Corporation and Robert Chmiel dated October 1, 2004. (8)*

10.20          Amended  Employment   Agreement  by  and  between  National  Coal
               Corporation and Charles W. Kite dated September 16, 2004. (8)*

10.21          Amended  Employment   Agreement  by  and  between  National  Coal
               Corporation  and Jeanne L.  Bowen-Nix  dated  September 16, 2004.
               (8)*

10.22          Amended  Employment   Agreement  by  and  between  National  Coal
               Corporation  and Joseph A. Davis,  Jr. dated  September 16, 2004.
               (8)*

10.23          Amended  Employment   Agreement  by  and  between  National  Coal
               Corporation and William R. Snodgrass dated October 1, 2004. (8)*

10.24 Convertible Promissory Note issued by National Coal Corporation to The Webb Group in the amount of $1,503,016.67, as amended, dated March 25, 2003. (6)

10.25 Convertible Promissory Note issued by National Coal Corporation to The Webb Group in the amount of $1,691,885.67 dated March 25, 2003. (6)

10.26 Promissory Note issued by National Coal Corporation to Webb Group Financial Services, Inc. for $75,000 dated September 25, 2003.
               (6)

10.27 Promissory Note issued by National Coal Corporation to Webb Group Financial Services, Inc. for $195,314.30 dated September 30, 2003. (6)

10.28 Warrant to purchase 751,500 shares of common stock issued by National Coal Corporation to Webb Financial Group, Inc. dated March 25, 2003. (6)

10.29 Warrant to purchase 845,750 shares of common stock issued by National Coal Corporation to Webb Financial Group, Inc. dated March 25, 2003. (6)

10.30 Amendment to Warrant to purchase 751,500 shares of common stock issued by National Coal Corporation to Webb Financial Group, Inc. dated February 26, 2004. (6)

10.31 Warrant to purchase 845,750 shares of common stock issued by National Coal Corporation to Webb Financial Group, Inc. dated February 26, 2004. (6)

14.1           National Coal Corp. Code of Ethical Conduct.

21.1           Subsidiaries of National Coal Corp. (8)

23.1           Consent of Gordon, Hughes & Banks, LLP.

31.1           Certification   of  Principal   Executive   Officer  pursuant  to
               Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

31.2           Certification   of  Principal   Financial   Officer  pursuant  to
               Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

32.1           Certification  of  Principal   Executive  Officer  and  Principal
               Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

----------

(1) Incorporated by reference to our Current Report on Form 8-K (dated April 22, 2003), filed April 29, 2003.

(2) Incorporated by reference to our Registration Statement on Form 10-SB filed June 25, 1999.

(3) Incorporated by reference to our Current Report on Form 8-K (dated August 7, 2003) filed August 7, 2003.

(4) Incorporated by reference to our Quarterly Report on Form 10-Q for the Quarterly Period ending June 30, 2004, filed August 13, 2004.

(5) Incorporated by reference to our Current Report on Form 8-K (dated April 15, 2004), filed April 29, 2004.

(6)  Incorporated by reference to our Current Report on Form 8-K (dated March 1,
     2004), filed March 2, 2004.

(7) Incorporated by reference to our Quarterly Report on Form 10-Q for the Quarterly Period ending September 30, 2004, filed November 18, 2004.

(8) Incorporated by reference to our Registration Statement on Form SB-2 (File No. 333-120146).

* Indicates a management contract or compensatory plan.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

         Gordon, Hughes & Banks, LLP is our principal independent accounting firm. All audit work was performed by the full time employees of Gordon, Hughes & Banks, LLP. Our board of directors does not have an audit committee. The functions customarily delegated to an audit committee are performed by our full board of directors. Our board of directors approves in advance, all services performed by Gordon, Hughes & Banks, LLP. Our board of directors has considered whether the provision of non-audit services is compatible with maintaining the principal accountant's independence, and has approved such services.

     AUDIT FEES

         Fees for audit services totaled approximately $53,100 and $46,700 for the years ended December 31, 2003 and 2004, respectively, including fees associated with the annual audit, and reviews of our quarterly reports on Form 10-QSB.

     AUDIT-RELATED FEES

         Fees for audit-related services totaled approximately $2,600 and $9,500 for the years ended December 31, 2003 and 2004, respectively. Audit-related services principally include due diligence in connection with acquisitions, financing transactions, and accounting consultations.

     TAX FEES

         Fees were incurred totaling approximately $5,500 and $0 during the years ended December 31, 2003 and 2004, respectively for tax services, including for tax compliance, tax advice and tax planning.

     ALL OTHER FEES

         No other fees were incurred during the years ended December 31, 2003 and 2004 for services provided by Gordon, Hughes & Banks, LLP, except as described above.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     NATIONAL COAL CORP.


Date: March 30, 2005                       /S/ ROBERT CHMIEL
                                     -------------------------------------------
                                     By:   Robert Chmiel
                                     Its:  Chief Financial Officer
                                           (Principal Financial and
                                           Accounting Officer)

                                POWER OF ATTORNEY

         The undersigned directors and officers of National Coal Corp. do hereby constitute and appoint Jon Nix and Robert Chmiel, and each of them, with full power of substitution and resubstitution, as their true and lawful attorneys and agents, to do any and all acts and things in our name and behalf in our capacities as directors and officers and to execute any and all instruments for us and in our names in the capacities indicated below, which said attorney and agent, may deem necessary or advisable to enable said corporation to comply with the Securities Exchange Act of 1934, as amended and any rules, regulations and requirements of the Securities and Exchange Commission, in connection with this Annual Report on Form 10-KSB, including specifically but without limitation, power and authority to sign for us or any of us in our names in the capacities indicated below, any and all amendments (including post-effective amendments) hereto, and we do hereby ratify and confirm all that said attorneys and agents, or either of them, shall do or cause to be done by virtue hereof.

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

         NAME                          TITLE                           DATE
         ----                          -----                           ----

     /S/ JON NIX           President and Chief Executive          March 30, 2005
----------------------     Officer and Director
       Jon Nix             (Principal Executive Officer)

  /S/ ROBERT CHMIEL        Chief Financial Officer and Director   March 30, 2005
----------------------     (Principal Financial Officer)
    Robert Chmiel

 /S/ SCOTT FILSTRUP        Director                               March 30, 2005
----------------------
   Scott Filstrup