Form 10QSB
period 2005-03-31
NATIONAL COAL CORP
filed 2005-05-16
CIK 1089575

================================================================================



                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 2005

[_] Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from _________________ to _________________.

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

                                 (865) 690-6900
                          (Issuer's telephone number)

         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             Yes [X]       No [_]

         As of May 10, 2005, the issuer had 13,726,403 shares of common stock, par value $.0001 per share, issued and outstanding.

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

         Condensed Consolidated Balance Sheet (unaudited) as of
         March 31, 2005........................................................3

         Condensed Consolidated Statements of Operations (unaudited)
         for the three months ended March 31, 2005 and March 31, 2004..........4

         Condensed Consolidated Statements of Cash Flows (unaudited)
         for the three months ended March 31, 2005 and March 31, 2004..........5

         Notes to Condensed Consolidated Financial Statements..................6

Item 2.  Management's Discussion and Analysis or Plan of Operation............10

Item 3.  Controls and Procedures..............................................28

PART II  OTHER INFORMATION....................................................29

Item 2.  Unregistered Sales of Securities and Use of Proceeds.................29

Item 6.  Exhibits.............................................................29

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                               NATIONAL COAL CORP.
                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)

                                                                     MARCH 31,
                                                                       2005
                                                                   ------------
ASSETS
CURRENT ASSETS
   Cash and cash equivalents ..................................    $    779,393
   Accounts receivable ........................................       1,739,427
   Inventory ..................................................         183,664
   Prepaid and other ..........................................         244,300
                                                                   ------------
     TOTAL CURRENT ASSETS .....................................       2,946,784
                                                                   ------------

PROPERTY, PLANT AND EQUIPMENT
   Land .......................................................         784,290
   Mining equipment ...........................................      20,809,416
   Computer equipment and software ............................          93,070
   Vehicles and mobile equipment ..............................       3,344,017
   Buildings ..................................................       5,909,096
   Office equipment and furniture .............................          43,533
                                                                   ------------
                                                                     30,983,422
   Less:  accumulated depreciation ............................      (2,734,530)
                                                                   ------------
   TOTAL PROPERTY, PLANT AND EQUIPMENT, NET ...................      28,248,892
                                                                   ------------

   Coal and mineral rights, net of $164,203 accumulated
     amortization and depletion ...............................      13,883,025
   Certificates of deposit and reclamation bond ...............       4,526,600
   Loan acquisition costs, net of $108,678 accumulated
     amortization .............................................         763,883
   Prepaid royalty ............................................         543,864
   Deposits ...................................................          53,000
                                                                   ------------
   TOTAL ASSETS ...............................................    $ 50,966,048
                                                                   ============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
   Accounts payable and accrued expenses ......................    $  5,588,051
   Short term portion of capital lease obligations ............       2,137,421
   Accrued payroll and payroll taxes payable ..................         227,980
   Note payable, less debt discount of $574,463 ...............       4,563,263
   Current portion of bank loans - vehicles ...................         335,519
                                                                   ------------
     TOTAL CURRENT LIABILITIES ................................      12,852,234
                                                                   ------------

   Senior credit facility .....................................      16,400,000
   Long term portion of capital lease obligations .............       1,575,173
   Long term portion of bank loans - vehicles .................         117,230
   Asset retirement obligations ...............................       2,438,770
                                                                   ------------
     TOTAL LIABILITIES ........................................      33,383,407
                                                                   ------------

STOCKHOLDERS' EQUITY
   Series A convertible preferred stock, $.0001 par value;
     5% coupon; 1,611 shares authorized; 1,424.78 shares
     issued and outstanding ...................................            --
   Common stock, $.0001 per value; 80 million shares
     authorized; 13,690,385 shares issued and outstanding .....           1,330
   Additional paid-in capital .................................      33,534,365
   Accumulated deficit ........................................     (15,953,054)
                                                                   ------------
     TOTAL STOCKHOLDERS' EQUITY ...............................      17,582,641
                                                                   ------------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ...............    $ 50,966,048
                                                                   ============

                               NATIONAL COAL CORP.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                   THREE MONTHS    THREE MONTHS
                                                       ENDED           ENDED
                                                     MARCH 31,       MARCH 31,
                                                       2004            2005
                                                   ------------    ------------

REVENUES
  Coal Sales ...................................   $    990,622    $ 12,584,404
  Royalty receipts .............................         74,281            --
                                                   ------------    ------------
   Total revenue ...............................      1,064,903      12,584,404
                                                   ------------    ------------

EXPENSES
  Cost of sales and selling expense ............        937,384      10,735,708
  General and administrative ...................        831,137       1,915,042
  Exploration costs ............................         60,182         161,603
  Depreciation, depletion and accretion ........        109,355       1,176,150
  Amortization .................................         45,607         110,807
                                                   ------------    ------------

   TOTAL OPERATING EXPENSES ....................      1,983,665      14,099,310
                                                   ------------    ------------

LOSS FROM OPERATIONS ...........................       (918,762)     (1,514,906)
                                                   ------------    ------------

OTHER INCOME (EXPENSE)

  Interest expense .............................       (132,800)       (660,511)
  Other income (expense), net ..................        (14,646)        (15,622)
                                                   ------------    ------------
   TOTAL OTHER INCOME (EXPENSE) ................       (147,446)       (676,133)
                                                   ------------    ------------

NET (LOSS) .....................................     (1,066,208)     (2,191,039)

PREFERRED STOCK DIVIDEND .......................           --           291,190
                                                   ------------    ------------

NET (LOSS) ATTRIBUTABLE TO COMMON SHAREHOLDERS .   $ (1,066,208)   $ (2,482,229)
                                                   ------------    ------------

BASIC AND DILUTED
NET (LOSS) PER COMMON SHARE ....................   $      (0.11)   $      (0.18)
                                                   ------------    ------------

WEIGHTED AVERAGE
COMMON SHARES ..................................     10,046,578      13,470,799
                                                   ------------    ------------

            See Notes to Condensed Consolidated Financial Statements.

                               NATIONAL COAL CORP.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                                          THREE MONTHS   THREE MONTHS
                                                                              ENDED         ENDED
                                                                           MARCH 31,      MARCH 31,
                                                                          -----------    -----------
                                                                              2004          2005
                                                                          -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net (loss) ..........................................................   $(1,066,208)   $(2,191,039)
  Adjustments to reconcile net (loss) to net cash provided by operating activities
     Depreciation, depletion and accretion ............................       109,355      1,176,150
     Amortization .....................................................        45,607        229,176
     Issuance of common stock in lieu of interest payments ............       165,313           --
     Non-cash compensation:
       Common stock issued in payment of accrued salary ...............       226,573           --
       Stock option expense ...........................................       216,562        225,844
     Changes in operating assets and liabilities:
       Receivables ....................................................         4,327        164,306
       Inventory ......................................................      (115,293)        81,210
       Prepaid and other ..............................................        27,850         (1,784)
       Accounts payable and accrued liabilities .......................       (68,748)     1,636,126
       Deferred revenue ...............................................      (149,928)          --
                                                                          -----------    -----------
         Net cash flows provided by (used in) operating activities ....      (604,590)     1,319,989

CASH FLOWS FROM INVESTING ACTIVITIES
  Property, plant and equipment purchased .............................      (647,785)    (7,274,060)
  Prepaid royalty .....................................................          --         (151,364)
  Deposits ............................................................      (500,000)       103,000
                                                                          -----------    -----------
     Net cash flows (used in) investing activities ....................    (1,147,785)    (7,322,424)

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of common and preferred stock ................     2,750,000           --
  Proceeds from exercise of options and warrants ......................          --          539,500
  Proceeds from issuance of notes payable .............................          --        6,537,726
  Loan acquisition costs ..............................................          --          (90,062)
  Payment of related party debt .......................................      (160,000)          --
  Proceeds from bank loans ............................................        50,053           --
   Payments on bank loans .............................................          --          (80,158)
   Payments on capital leases .........................................      (257,390)      (478,631)
   Other ..............................................................          --            1,755
                                                                          -----------    -----------
     Net cash flows provided by financing activities ..................     2,382,663      6,430,130
                                                                          -----------    -----------

NET INCREASE IN CASH ..................................................       630,288        427,695
CASH AND CASH EQUIVALENTS BEGINNING OF PERIOD .........................           883        351,698
                                                                          -----------    -----------
CASH AND CASH EQUIVALENTS END OF PERIOD ...............................   $   631,171    $   779,393
                                                                          -----------    -----------

SUPPLEMENTAL DISCLOSURES
  Interest paid in cash ...............................................   $    52,364    $   660,511
   Non-cash investing and financing transactions:
      Warrants issued in connection with notes payable ................          --          665,855
      Preferred stock dividends payable ...............................          --          260,699
      Constructive dividend attributable to preferred shareholders ....          --           30,891

                               NATIONAL COAL CORP.
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


1.       BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information and with the instructions to Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the United States for complete financial statements. The accompanying unaudited condensed consolidated financial statements reflect all adjustments that, in the opinion of management, are considered necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented. The results of operations for such periods are not necessarily indicative of the results expected for the full fiscal year or for any future period. The accompanying financial statements should be read in conjunction with the audited consolidated financial statements of National Coal Corp. and consolidated subsidiary (the "Company") included in the Company's Form 10-KSB for the fiscal year ended December 31, 2004.

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

         The Company was incorporated in Florida on August 10, 1995 and engages principally in the business of mining coal in Eastern Tennessee and Southeastern Kentucky. Its customers are primarily state operated electric utilities and industrial concerns in the immediate and surrounding states. The Company owns the coal mineral rights to approximately sixty-five thousand (65,000) acres and leases another approximate twelve thousand one hundred (12,100) acres in Tennessee, and owns the coal mineral rights to approximately eleven thousand seven hundred (11,700) acres and leases another approximate eighteen thousand two hundred (18,200) acres in Kentucky. The Company's first mining activities commenced in July 2003 from a surface mine in Tennessee. At March 31, 2005, the Company was extracting coal from four deep mines and one surface mine.

         At the close of business on January 12, 2005, the Company affected a 1-for-4 reverse split of its issued and outstanding common stock as previously approved on October 12, 2004 by its board of directors and stockholders. All share and per share amounts for all periods presented herein reflect the effect of the reverse split.

2.       NOTES PAYABLE

              SENIOR SECURED CREDIT FACILITY

         On November 26, 2004, the Company's Tennessee subsidiary, National Coal Corporation, in connection with its acquisition of assets from Appalachian Fuels, LLC entered into a credit agreement with D. B. Zwirn Special Opportunities Fund, L.P., as Lender and administrative agent for the Lenders.

                               NATIONAL COAL CORP.
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


The Company and its subsidiary, NC Transportation, Inc., a wholly-owned subsidiary of the Tennessee corporation, guaranteed the obligations of National Coal Corporation under the credit agreement. The credit agreement provides for an initial credit facility of $15 million with a subsequent additional credit facility not to exceed $6 million. The Company exercised its right to borrow $15 million on November 29, 2004, the proceeds of which were used to pay the remaining $12,250,000 of acquisition costs related to the acquisition of assets of Appalachian Fuels, LLC, pay transaction costs with respect to the closing of the credit facility and asset purchase, and fund working capital. Pursuant to an amendment to the credit agreement dated January 11, 2005, the Company borrowed an additional $1.4 million in January 2005 to fund its acquisition of mining equipment. Borrowings under the credit agreement bear interest AT THE rate of interest per annum publicly announced from time to time by JPMorgan Chase as its prime rate in effect at its principal office in New York City, plus 5.75%. The obligations under the credit agreement are secured by substantially all of the Company's assets and those of the Company's subsidiaries.

              SECURED NOTE

         In January 2005, the Company signed an agreement committing the Company to the purchase of a highwall miner for a total purchase price of approximately $5.5 million, and paid a $500,000 deposit toward that purchase commitment. In March 2005, the Company borrowed $5.14 million pursuant to certain Note and Warrant Purchase Agreements and completed the purchase of this piece of mining equipment. The Company issued notes in the aggregate principal amount of $5.14 million to three purchasers, including Crestview Capital Master, LLC, which is a significant shareholder of the Company. The notes have a maturity date of August 10, 2005, are secured by the highwall miner, and have an interest rate of eighteen percent (18%) per annum calculated from the 61st day until maturity. The Company paid an origination fee of approximately $200,000 upon the execution of the loan document. The note purchasers were also issued 5-year common stock purchase warrants to purchase up to 140,000 shares of the Company's common stock at an exercise price per share of $8.50.

3.       EQUITY TRANSACTIONS

              PREFERRED STOCK FINANCING

         On August 31, 2004, the Company sold $16,030,000 of Series A 5% convertible preferred stock and common stock purchase warrants in private placement financings in separate transactions. The Company issued a total of 1,068.67 shares of Series A Convertible Preferred Stock, at $15,000 per share, for cash consideration of approximately $11.3 million and cancellation of $4.725 million of its senior secured promissory notes. Dividends on the preferred stock accrue at a rate of five percent (5%) per annum and shall be cumulative from the date of issuance. Until paid, the right to receive dividends on the preferred stock shall accumulate, and shall be payable in cash on June 30 and December 31 of each year, and commenced on December 31, 2004. Each share of Series A convertible preferred stock is convertible into 2,500 shares of common stock. For each share of Series A convertible preferred stock, the investors also were issued two-year warrants to purchase 500 shares of common stock at an exercise price of $8.40 per share.

         On August 31, 2004, the Company issued $3,000,000 of convertible promissory notes. Prior to maturity, the convertible promissory notes may be converted into units consisting of the Series A convertible preferred stock and common stock purchase warrants at a price of $15,000 per unit. Each unit consists of one share of Series A convertible preferred stock and two-year warrants to purchase up to 500 shares of common stock at an exercise price of $8.40 per share. In December 2004, the holders of the

                               NATIONAL COAL CORP.
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


convertible promissory notes converted the $3,000,000 principle into 200 shares Series A convertible preferred stock and warrants to purchase up to 100,000 shares of common stock.

         Investors who paid cash consideration in either the Series A convertible preferred stock financing or convertible debt financing also received the right to purchase additional units of Series A convertible preferred stock and common stock purchase warrants. Each of these investors can purchase, at a price of $15,000 per unit, up to a number of units with an aggregate purchase price equal to 33.33% of the amount invested in the initial financing. Each unit consists of one share of Series A convertible preferred stock and two-year warrants to purchase up to 500 shares of common stock at an exercise price of $8.40 per share. The purchase rights must be exercised no later than ninety days following January 28, 2005. The holders of convertible promissory notes may exercise this additional purchase right only if they convert their promissory note in full. In December 2004, the Company issued
241.33 shares of its Series A convertible preferred stock and warrants to purchase 482,660 shares of its common stock upon the exercise by certain holders of these purchase rights, and received gross proceeds of approximately $3,620,000 in connection with the sale of these securities. In February 2005, the Company issued 4.44 shares of its Series A convertible preferred stock and warrants to purchase 2,220 shares of its common stock upon the exercise by certain holders of these purchase rights, and received gross proceeds of approximately $67,000 in connection with the sale of these securities. In April 2005, the Company issued 11.55 shares of its Series A convertible preferred stock and warrants to purchase 5,775 shares of its common stock upon the exercise by certain holders of these purchase rights, and received gross proceeds of approximately $173,000 in connection with the sale of these securities. These purchase rights expired on April 28, 2005.

              ISSUANCE OF STOCK PURSUANT TO THE EXERCISE OF OPTIONS

         In the three months ended March 31, 2005, the Company issued 206,250 shares of common stock and received gross proceeds of $469,500 upon the exercise of stock options by employees.

4.       EVENTS SUBSEQUENT TO MARCH 31, 2005

              APPOINTMENT OF AN OFFICER AND DIRECTORS

         On April 1, 2005, Mark Oldham became the Company's Chief Financial Officer and a member of the Company's board of directors. Also on April 1, 2005, Robert Heinlein and Ken Scott were appointed independent directors of the Company's board.

              FORM S-3 REGISTRATION STATEMENT

         On May 6, 2005, the Company filed with the Securities and Exchange Commission, a post effective amendment #1 to Form SB-2 on Form S-3 registration statement to register the resale by the selling stockholders identified therein, of an aggregate of 17,188,996 shares of the Company's common stock which was then outstanding or which could be acquired by the selling stockholders from the Company upon the conversion or exercise of options, warrants, and Series A convertible preferred stock. The amendment was declared effective by the SEC on May 12, 2005.

              EXERCISE OF ADDITIONAL PURCHASE RIGHTS BY SERIES A SHAREHOLDERS

         In April 2005, certain investors who paid cash consideration in the Series A convertible preferred stock financing and received the right to purchase additional units of Series A convertible preferred stock and common stock purchase warrants, exercised their rights prior to the April 28, 2005 expiration date.

                               NATIONAL COAL CORP.
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


Pursuant to these exercises, the Company issued 11.55 shares of its Series A convertible preferred stock and warrants to purchase 5,775 shares of its common stock, and received gross proceeds of approximately $173,000 in connection with the sale of these securities.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         The information contained in this Form 10-QSB is intended to update the information contained in our Annual Report on Form 10-KSB for the year ended December 31, 2004 and presumes that readers have access to, and will have read, the "Management's Discussion and Analysis or Plan of Operation" and other information contained in such Form 10-KSB and 2004 Form 10-QSBs previously filed. The following discussion and analysis also should be read together with our condensed consolidated financial statements and the notes to the condensed consolidated financial statements included elsewhere in this Form 10-QSB.

         THIS DISCUSSION SUMMARIZES THE SIGNIFICANT FACTORS AFFECTING THE CONSOLIDATED OPERATING RESULTS, FINANCIAL CONDITION AND LIQUIDITY AND CASH FLOWS OF NATIONAL COAL CORP. FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND THE THREE MONTHS ENDED MARCH 31, 2004. EXCEPT FOR HISTORICAL INFORMATION, THE MATTERS DISCUSSED IN THIS MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION ARE FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES AND ARE BASED UPON JUDGMENTS CONCERNING VARIOUS FACTORS THAT ARE BEYOND OUR CONTROL. ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE PROJECTED IN THE FORWARD-LOOKING STATEMENTS AS A RESULT OF, AMONG OTHER THINGS, THE FACTORS DESCRIBED BELOW UNDER THE CAPTION "CAUTIONARY STATEMENTS AND RISK FACTORS."

OVERVIEW

         National Coal Corp., through our wholly-owned subsidiary National Coal Corporation, engages principally in the business of mining coal in Eastern Tennessee and Southeastern Kentucky. We own the coal mineral rights to approximately sixty-five thousand (65,000) acres and lease another approximate twelve thousand one hundred (12,100) acres in Tennessee, and own the coal mineral rights to approximately eleven thousand seven hundred (11,700) acres and lease another approximate eighteen thousand two hundred (18,200) acres in Kentucky. We commenced mining coal in July 2003 from a surface mine in Tennessee. At March 31, 2005, we were extracting coal from four deep mines and one surface mine.

         We engage in coal production by locating, assembling, leasing, assessing, permitting and developing coal properties in Eastern Tennessee and Southeastern Kentucky. After obtaining permits from the U.S. Department of the Interior, Office of Surface Mining ("OSM") and posting reclamation bonds, we mine our properties for the extraction of coal minerals, and then sell the coal on a per ton basis at previously negotiated rates, primarily to state run utility companies. The reclamation bonds typically take the form of letters of credit or direct cash deposits with OSM. At March 31, 2005, we had $257,500 on deposit with OSM, had approximately $4.27 million of cash invested in certificates of deposit, against which irrevocable bank letters of credit are written in favor of OSM and had posted a $700,000 letter of credit in favor of OSM secured by our executive office building.

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

              COAL ROYALTIES. We recognize coal royalty revenues on the basis of tons of coal mined by our lessees. During the three months ended March 31, 2005 we did not recognize any coal royalty revenues, and during calendar 2004, we had one source of royalty revenue pursuant to our agreement with Jenco Capital Corporation ("Jenco"). We recognized the final remaining royalties pursuant to our agreement with Jenco in the second calendar quarter of 2004 and do not anticipate any future royalty transactions for the foreseeable future.

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

         On at least an annual basis, we review our entire reclamation liability and make necessary adjustments for permit changes granted by state authorities, additional costs resulting from accelerated mine closures, and revisions to cost estimates and productivity assumptions, to reflect current experience. At March 31, 2005, we had recorded asset retirement obligation liabilities of approximately $2.4 million. While the precise amount of these future costs cannot be determined with certainty, as of March 31, 2005, we estimate that the aggregate undiscounted cost of final mine closure is approximately $5 million.

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

RECENT ACCOUNTING PRONOUNCEMENTS

         In December 2004, the Financial Accounting Standards Board, or FASB, issued SFAS No. 123R "SHARE-BASED PAYMENT," a revision to FASB No. 123. SFAS No. 123R replaces existing requirements under SFAS No. 123 and APB Opinion No. 25, and requires public companies to recognize the cost of employee services received in exchange for equity instruments, based on the grant-date fair value of those instruments, with limited exceptions. SFAS No. 123R also affects the pattern in which compensation cost is recognized, the accounting for employee share purchase plans, and the accounting for income tax effects of share-based payment transactions. For small-business filers, SFAS No. 123R will be effective for annual and interim periods beginning after December 15, 2005. The Company is currently determining what impact the proposed statement would have on its results of operations and financial position.

         The FASB has proposed FASB Staff Position No. SFAS No. 109 a, "APPLICATION OF FASB STATEMENT NO. 109, ACCOUNTING FOR INCOME TAXES, FOR THE TAX DEDUCTION PROVIDED TO U.S. BASED MANUFACTURERS BY THE AMERICAN JOBS CREATION ACT OF 2004." On October 22, 2004, the AMERICAN JOBS CREATION ACT OF 2004 (the "Act") was signed into law by the President. The Act includes tax relief for domestic manufacturers by providing a tax deduction up to 9 percent (when fully phased-in) of the lesser of (a) "qualified production activities income," as defined in the Act, or (b) taxable income (after the deduction for the utilization of any net operating loss carry forwards). As a result of this Act, an issue has arisen as to whether this deduction should be accounted for as a special deduction or a tax rate reduction under Statement 109. The FASB staff believes that the domestic manufacturing deduction's characteristics are similar to special deductions because the domestic manufacturing deduction is based on the future performance of specific activities, including the level of wages. Accordingly, the FASB staff believes that the deduction provided for under the Act should be accounted for as a special deduction in accordance with Statement 109 and not as a tax rate reduction. This provision of the Act is not expected to have an impact on the Company's financial statements.

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

                                                           THREE MONTHS ENDED
                                                                MARCH 31,
                                                          --------------------
                                                           2004          2005
                                                          ------        ------

Revenues ...........................................       100.0 %       100.0 %
Operating expenses:
   Cost of sales and selling expenses ..............        88.0          85.3
   General and administrative ......................        78.0          15.2
   Exploration costs ...............................         5.7           1.3
   Depreciation, depletion and accretion ...........        10.3           9.3
   Amortization ....................................         4.3           0.9
                                                          ------        ------
     Total operating expenses ......................       186.3         112.0
                                                          ------        ------
Loss from operations ...............................       (86.3)        (12.0)
                                                          ------         -----
Other income (expense):
   Gain on sale of marketable securities ...........        --            --
   Other income (expense), net .....................        (1.3)         (0.1)
   Financing fees ..................................        --            --
   Interest expense ................................       (12.5)         (5.3)
                                                          ------        ------
Net loss ...........................................      (100.0)%       (17.4)%
                                                          ======        ======

     COMPARISON OF THREE MONTHS ENDED MARCH 31, 2005 AND THREE MONTHS ENDED MARCH 31, 2004

         REVENUES

                                  THREE MONTHS     THREE MONTHS
                                      ENDED            ENDED          PERCENT
                                 MARCH 31, 2004   MARCH 31, 2005      CHANGE
                                  -----------      -----------      -----------

Coal sales .................      $   990,622      $12,584,404            1,170%
Royalties receipts .........           74,281             --                  *
                                  -----------      -----------      -----------
   Total revenues ..........      $ 1,064,903      $12,584,404            1,082%
----------
* Not meaningful

         For the three months ended March 31, 2005, our revenues were derived entirely from coal sales to 10 customers, 7 of which were utilities and 3 of which were industrial customers. Our five largest customers represented 90% of our total revenues. For the three months ended March 31, 2004, approximately 90% of revenues were derived from coal sales to one utility, and the balance of the revenue was derived from the recognition of royalty revenues. The increase in total revenues of approximately $11.5 million, or 1,082%, for the three months ended March 31, 2005, compared to the three months ended March 31, 2004 was mainly attributable to our having signed contracts with multiple industrial and utility customers which resulted in an increase in customers to ten compared to three, as we substantially increased our mining activity. There were no royalty receipts for the three months ended March 31, 2005, and we do not anticipate any royalty revenues for the foreseeable future.

         OPERATING EXPENSES

              COST OF SALES AND SELLING EXPENSES

                                  THREE MONTHS     THREE MONTHS
                                      ENDED            ENDED          PERCENT
                                 MARCH 31, 2004   MARCH 31, 2005      CHANGE
                                  -----------      -----------      -----------

Cost of sales and selling
   expenses ................       $   937,384     $10,735,708           1,045%


         Cost of sales and selling expenses consist primarily of salary, benefits and other compensation costs paid directly to miners, and direct costs paid to third party vendors whose goods and services were directly used in the process of producing coal inventory. Third party vendor costs include coal purchases, equipment leases and maintenance costs, blasting costs, fuel costs, parts and supplies, and transportation costs. The primary reason for the increase in total cost is due to the increase in the volume of production when compared to the same period in the prior year. Our goal is to continue to lower costs as a percentage of revenues by employing the latest mining technologies, analyzing the Company's coal properties in order to mine them efficiently, and increasing volume to achieve economies of scale.

              GENERAL AND ADMINISTRATIVE EXPENSES

                                  THREE MONTHS     THREE MONTHS
                                      ENDED            ENDED          PERCENT
                                 MARCH 31, 2004   MARCH 31, 2005      CHANGE
                                  -----------      -----------      -----------

General and administrative
   expenses ................       $  831,137      $ 1,915,042           130.4%

         General and administrative expenses primarily include salary, benefits, and related expenses; executive, financial, and accounting consulting expenses; legal and outside audit professional fees; insurance expenses; and travel and travel related expenses. This increase in general and administrative expenses for the three months ended March 31, 2005 is primarily attributed to an increase in administrative costs due to the increase in the volume of coal production and sales after we expanded production on existing properties and completed several acquisitions of additional operations in the previous year.

              EXPLORATION COSTS

                                  THREE MONTHS     THREE MONTHS
                                      ENDED            ENDED          PERCENT
                                 MARCH 31, 2004   MARCH 31, 2005      CHANGE
                                  -----------      -----------      -----------

Exploration costs...........      $    60,182      $   161,603           168.5%

         For the three months ended March 31, 2005 we incurred exploration and development costs for fees paid to professional geology and exploration experts. We plan to invest additional resources to gain the necessary understanding of our coal properties to make the best decisions about which areas to mine most profitably.

              DEPRECIATION, DEPLETION AND ACCRETION EXPENSE

                                  THREE MONTHS     THREE MONTHS
                                      ENDED            ENDED          PERCENT
                                 MARCH 31, 2004   MARCH 31, 2005      CHANGE
                                  -----------      -----------      -----------

Depreciation, depletion and
    accretion expense.......      $   109,355      $ 1,176,150             976%

         The increase in depreciation, depletion and accretion expense for the three months ended March 31, 2005 as compared to the comparable period in 2004, is primarily attributable to the acquisition of property, plant and equipment in support of increased mining activity. Given that the coal mining business is capital intensive, we expect our depreciation expense to increase in the remainder of 2005 and beyond as we increase our acquisition of property, plant and equipment.

              AMORTIZATION EXPENSE

                                  THREE MONTHS     THREE MONTHS
                                      ENDED            ENDED          PERCENT
                                 MARCH 31, 2004   MARCH 31, 2005      CHANGE
                                  -----------      -----------      -----------

Amortization expense........      $    45,607      $   110,807             143%

         We record amortization expense for previously capitalized financing fees and discounts related to the issuance of debt securities. These expenses are recorded using the interest method over the life of the securities. If the securities are repaid or are converted prior to maturity, the remaining unamortized balance is immediately recognized. We also record amortization expense for mine development costs.

         OTHER INCOME (EXPENSE)

                                           THREE MONTHS ENDED
                                                MARCH 31,
                                        ------------------------       PERCENT
                                          2004            2005          CHANGE
                                        ---------      ---------      ---------

Interest expense and
  financing fees ..................     $(132,800)     $(660,511)         397.4%
Other income (expense), net .......       (14,646)       (15,622)           6.7%
                                        ---------      ---------      ---------
   Total other income (expense) ...     $(147,446)     $(676,133)         358.6%

         The $528,687 increase in other income (expense), net, for the three months ended March 31, 2005 compared to the three months ended March 31, 2004 is primarily attributable to added borrowings for asset acquisitions made during calendar 2004.

RELATED PARTY TRANSACTIONS

         In March 2005, we borrowed $5.14 million pursuant to certain Note and Warrant Purchase Agreements. We issued notes in the aggregate principal amount of $5.14 million to three purchasers. The notes have a maturity date of August 10, 2005, are secured by certain mining equipment, and have an interest rate of eighteen percent (18%) per annum calculated from the 61st day until maturity. The note purchasers were also issued 5-year common stock purchase warrants to purchase an aggregate of up to 140,000 shares of the Company's common stock at an exercise price per share of $8.50. We paid an origination fee of approximately $200,000 upon the execution of the loan documents. Crestview Capital

Master, LLC, a significant shareholder of ours, purchased a note in this transaction in the principal amount of approximately $2.1 million and received a warrant to purchase approximately 56,000 shares of our common stock.

         On March 21, 2005, we and Robert Chmiel, entered into a Separation Agreement in connection with his resignation as our Chief Financial Officer and as a Director, pursuant to which, effective March 31, 2005, Mr. Chmiel agreed to
(i) an aggregate severance payment of $145,000, and (ii) the retention of 56,250 of previously issued but unvested stock options as consideration for the cancellation of his employment agreement.

LIQUIDITY AND CAPITAL RESOURCES

         As of March 31, 2005, we had cash and cash equivalents of approximately $779,400. As of March 31, 2005, we had negative net working capital of approximately $9.9 million. We expect a significant use of cash during the balance of fiscal 2005 as we continue to expand our coal mining operations. We anticipate that our current cash reserves plus cash we expect to generate from operations will not be sufficient to fund our operational expenditures for the first six months of 2005, yet we expect to be cash flow positive from operations commencing in the third quarter of 2005. We anticipate the need to acquire additional assets and/or mining operations, and will likely be required to raise additional funds by issuing additional equity or debt securities, the amount and timing of which will depend in large part on our spending program and our ability to generate cashflow from operations in future months. In November 2004, we entered into a senior secured credit facility and borrowed $15 million to facilitate our purchase of assets from Appalachian Fuels, LLC. We borrowed an additional $1.4 million in January 2005 pursuant to this senior secured credit facility for the deposit on and purchase of a $5.5 million high wall miner, and borrowed an additional $5.14 million in a separate transaction to complete the purchase of the high wall miner equipment. We may borrow an additional $4.6 million, as our senior secured credit facility allows for a maximum draw of $21 million.

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

         CASH FLOWS

         We currently satisfy our working capital requirements primarily through cash flows generated from operations and sales of equity and debt securities. For the three months ended March 31, 2005, we had a net increase in cash of approximately $428,000. Cash flows from operating, financing and investing activities for the three months ended March 31, 2004 and the three months ended March 31, 2005 are summarized in the following table:

                                                         THREE MONTHS
                                                        ENDED MARCH 31,
                                                 ------------------------------
ACTIVITY:                                            2004              2005
------------------------------------------       -----------        -----------

Operating activities .....................       $  (604,590)       $ 1,319,989
Investing activities .....................        (1,147,785)        (7,322,424)
Financing activities .....................         2,382,663          6,430,130
                                                 -----------        -----------
Net increase (decrease) in cash ..........       $   631,171        $   427,695
                                                 ===========        ===========

         OPERATING ACTIVITIES

         The net cash provided by operating activities of approximately $1.3 million during the three months ended March 31, 2005 was primarily the result of the net loss of approximately $2.2 million and increases in accounts payable of approximately $1.9 million, decreases in receivables of approximately $164,000, and decreases in inventory of approximately $81,000. The non-cash expenses recorded during the quarter included depreciation, depletion and accretion of $1,184,073, amortization of $200,070, and stock option expense of $225,843. The increase in accounts payable is primarily a result of increased operational activity.

         INVESTING ACTIVITIES

         The approximately $7.3 million of cash used in investing activities during the three months ended March 31, 2005 was due primarily to the purchase of approximately $$7.3million of property, plant and equipment. To the extent that we make additional asset acquisitions in the balance of 2005 similar to our investing activities in 2004, we will need to raise additional cash from outside sources. If additional funds are raised through the issuance of equity securities, the current stockholders may experience dilution. Furthermore, there can be no assurance that additional financings will be available when needed or that if available, such financings will include terms favorable to our stockholders. If such financings are not available when required or are not available on acceptable terms, we may be unable to take advantage of business opportunities or respond to competitive pressures, any of which could have a material adverse effect on our business, financial condition and results of operations.

         FINANCING ACTIVITIES

         The net cash provided by financing activities of approximately $6.4million during the three months ended March 31, 2005 was primarily the result of $6.5 million raised from sales of debt securities. During the three months ended March 31, 2005, approximately $500,000 was raised by the exercise of warrants for the purchase of common stock from the Company. Payments on bank loans and capital leases were approximately $80,000 and $480,000, respectively, for the three months ended March 31, 2005. The net cash provided by financing activities of approximately $2.4 million during the three months ended March 31, 2004 was the result of approximately $2.8 million raised from sales of common stock, offset by approximately $160,000 paid on related party debt, and approximately $260,000 paid on capital leases.

         As previously stated, to the extent that we make additional asset acquisitions during the balance of 2005 similar to our investing activities in the first quarter of 2005 we will need to raise additional cash from the sale of equity or debt securities, which financings may not be available on acceptable terms, if at all, and which may dilute existing stockholders.

         In March 2005, we borrowed $5.14 million pursuant to certain Note and Warrant Purchase Agreements. We issued notes in the aggregate principal amount of $5.14 million to three purchasers. The notes have a maturity date of August 10, 2005, are secured by certain mining equipment, and have an interest rate of eighteen percent (18%) per annum calculated from the 61st day until maturity. The note purchasers were also issued 5-year common stock purchase warrants to purchase an aggregate of up to 140,000 shares of the Company's common stock at an exercise price per share of $8.50. We paid an origination fee of approximately $200,000 upon the execution of the loan documents. Crestview Capital Master, LLC, a significant shareholder of ours, purchased a note in this transaction in the principal amount of approximately $2.1 million and received a warrant to purchase approximately 56,000 shares of our common stock.

              SALES OF PREFERRED STOCK AND WARRANTS

         In February and April 2005, we issued 15.99 shares of Series A convertible preferred stock and two-year warrants to purchase 7,995 shares of its common stock upon the exercise by certain holders of purchase rights, and received gross proceeds of approximately $240,000 in connection with the sale of these securities. As of April 28, 2005, there were outstanding 1,436.33 shares of our Series A convertible preferred stock.

         We initially issued shares of our Series A convertible preferred stock and common stock purchase warrants in separate private placement transactions on August 31, 2004. Dividends on our Series A convertible preferred stock accrue at a rate of five percent (5%) per annum and are cumulative from the date of issuance. Until paid, the right to receive dividends on the preferred stock accumulates and is payable, in cash, on June 30 and December 31 of each year, and commenced on December 31, 2004. Each share of Series A convertible preferred stock is convertible into 2,500 shares of our common stock. For each share of Series A convertible preferred stock, investors were also issued two-year warrants to purchase up to 500 shares of our common stock at an exercise price of $8.40 per share.

         On August 31, 2004, the closing price of our common stock on the NASDAQ Over-the-Counter Bulletin Board was $9.40. Since this closing price exceeded the $6.00 conversion price of the Series A preferred stock, and exceeded the $8.40 exercise price for the warrants, we recognized a one-time constructive dividend of $10,762,676 pursuant to the calculation of the beneficial conversion value for both the initial issuance of our Series A convertible preferred stock and the attached warrants on August 31, 2004 with conversion prices below the market price of the common stock. The beneficial conversion value of the warrants was calculated using a Black-Scholes option-pricing model with the following weighted average assumptions: no dividend yield, expected volatility rate of 48%; risk free interest rate of 3.50%; and an average life of 2 years. During the calendar first quarter of 2005, we recognized an additional constructive dividend of $30,891 pursuant to the additional Series A purchase right investments exercised in February 2005. The beneficial conversion value of the additional warrants was calculated using a Black-Scholes option-pricing model with the following weighted average assumptions: no dividend yield, expected volatility rate of 30%; risk free interest rate of 3.75%; and an average life of
1.5 years.

              ISSUANCE OF STOCK PURSUANT TO THE EXERCISE OF OPTIONS

         In the three months ended March 31, 2005, the Company issued 206,250 shares of common stock and received gross proceeds of $469,500 upon the exercise of stock options by employees.

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

         o        we meet minimum sales volume requirements;

         o our general and administrative costs on an annualized basis as of specified periods ending on each calendar quarter during the term of the credit agreement do not exceed a specified percentage of our coal sales for each such period; and

         o we will not make any capital expenditures except in the ordinary course of business in accordance with past practices.

              MARCH 2005 BRIDGE FINANCING

         In January 2005, we signed an agreement committing us to the purchase of a highwall miner for a total purchase price of approximately $5.5 million, and paid a $500,000 deposit toward that purchase commitment. In March 2005, we borrowed an additional approximately $5.14 million and completed the purchase of this piece of mining equipment. The note has a maturity of August 10, 2005, is secured by the highwall miner, and has a rate of interest of eighteen percent (18%) per annum calculated from the 61st day until maturity. We paid an origination fee of approximately $200,000 upon the execution of the loan documents. The lenders were also issued 5-year common stock purchase warrants to purchase an aggregate of up to 140,000 shares of the Company's common stock at an exercise price per share of $8.50. We valued these warrants using the Black-Scholes option-pricing model with the following weighted average assumptions: no dividend yield, expected volatility rate of 133%; risk free interest rate of 4.00%; and an average life of 5 years, and recognized a non-cash discount against the note of $665,855 to be amortized over the life of the note. Amortization of that discount totaled $91,392 of non-cash expense in the three month period ended March 31, 2005. Crestview Capital Master, LLC, a significant shareholder of the Company, participated in this transaction.

         CONTRACTUAL OBLIGATIONS

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

         Our notes payable at March 31, 2005 consisted of the following:

                                                                                   AMOUNT DUE AT
                                                                                     MARCH 31,
NOTES PAYABLE                                                                          2005
--------------------------------------------------------------------------------   -----------
Senior credit facility dated November 26, 2004;  interest rate of Prime + 5.75%, payable monthly, with principle reductions also payable monthly based on
   50% of Free Cash Flow (as defined in the credit facility) ...................   $16,400,000
Notes maturing August 10, 2005 issued in March 2005 Bridge Financing ...........     4,563,263
Bank loan dated July 29, 2004; interest rate of 7.25%, payable monthly .........       452,749
                                                                                   -----------
   Total .......................................................................   $21,416,012
                                                                                   ===========

         We rent mining equipment pursuant to operating lease agreements, and made lease payments totaling approximately $400,000 during the three months ended March 31, 2005.

         In September 2004, we purchased an office building in Knoxville, Tennessee for $690,000, which is the new location of our corporate operations. The building has been pledged to satisfy certain OSM bonding requirements.

         For the three months ended March 31, 2005, we accrued dividends to the holders of our Series A convertible preferred stock in the aggregate of $260,299. We are required to make semi-annual cash dividend payments to the holder of the Series A preferred stock on June 30 and December 31.

OFF-BALANCE SHEET ARRANGEMENTS

         At March 31, 2005, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, variable interest or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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

         Our  coal  sales  for the  three  months  ended  March  31,  2005  were approximately $12.6 million, and coal sales during fiscal 2004 were approximately $16.9 million. There is no assurance that we can achieve greater sales or generate profitable sales. We expect that many coal producers could produce and sell coal at cheaper prices per ton than our production cost rates, which could adversely affect our revenues and profits, if any. There is no assurance that we will ever operate profitably. There is no assurance that we will generate continued revenues or any profits, or that the market price of our common stock will be increased thereby.

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

OUR FUTURE SUCCESS DEPENDS UPON OUR ABILITY TO CONTINUE ACQUIRING AND DEVELOPING COAL RESERVES THAT ARE ECONOMICALLY RECOVERABLE.

         Our recoverable reserves will decline as we produce coal. We have not yet applied for the permits required or developed the mines necessary to use all of the coal deposits under our mineral rights. Furthermore, we may not be able to mine all of our coal deposits as profitably as we do at our current operations. Our future success depends upon our conducting successful exploration and development activities and acquiring properties containing economically recoverable coal deposits. Our current strategy includes increasing our coal deposits base through acquisitions of other mineral rights, leases, or producing properties and continuing to use our existing properties. Additionally, the federal government limits the amount of federal land that may be leased by any company to 150,000 acres nationwide. As of March 31, 2005, we leased no acres from the federal government. The limit could restrict our ability to lease significant federal lands.

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

OUR  OPERATIONS  COULD BE  ADVERSELY  AFFECTED IF WE FAIL TO  MAINTAIN  REQUIRED
BONDS.

         Federal and state laws require bonds or cash deposits to secure our obligations to reclaim lands used for mining, to pay federal and state workers' compensation, to secure coal lease obligations and to satisfy other miscellaneous obligations. At March 31, 2005, $257,500 was on deposit with OSM for reclamation bonds related to our Patterson Mountain mining operations. In addition, we have approximately $4.27 million of cash invested in certificates of deposit, against which an irrevocable bank letter of credit is written in favor of OSM and have posted a $700,000 letter of credit secured by our executive office building favor of OSM for the reclamation bonds related to our mine #7, mine #9, and mine #1 operations and other mining permits acquired from U.S. Coal, Inc. Reclamation bonds are typically renewable on a yearly basis if they are not posted with cash. Our failure to maintain, or inability to acquire, bonds that are required by state and federal law would have a material adverse effect on us. That failure could result from a variety of factors including the following:

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

OUR ABILITY TO COLLECT PAYMENTS FROM OUR CUSTOMERS COULD BE IMPAIRED DUE TO CREDIT ISSUES.

         Our ability to receive payment for coal sold and delivered depends on the continued creditworthiness of our customers. Our customer base may not be highly creditworthy. If deterioration of the creditworthiness of customers or trading counterparties occurs, our business could be adversely affected..

                        RISKS RELATED TO OUR COMMON STOCK

A LIMITED PUBLIC MARKET EXISTS FOR OUR SECURITIES, WHICH MAY RESTRICT OUR SHAREHOLDERS' ABILITY TO TRADE IN OUR STOCK.

         There is a limited public market for our common stock on the NASDAQ SmallCap Stock Market, and no assurance can be given that a market will continue or that a shareholder will ever be able to liquidate his investment without considerable delay, if at all. Our stock price may be highly volatile. Factors such as those discussed in this section may have a significant impact upon the market price of our securities. Due to the low price of our securities, many brokerage firms may not be willing to effect transactions in our securities. Even if a purchaser finds a broker willing to effect a transaction in our securities, the combination of brokerage commissions, state transfer taxes, if any, and any other selling costs may exceed the selling price. Further, many lending institutions will not permit the use of such securities as collateral for any loans.

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

         As of April 28, 2005, our officers and directors and their affiliates owned approximately 44.8% of our outstanding voting shares. As a result, our officers and directors are able to exert considerable influence over the outcome of any matters submitted to a vote of the holders of our common stock, including the election of our Board of Directors. The voting power of these shareholders could also discourage others from seeking to acquire control of us through the purchase of our common stock which might depress the price of our common stock.

ITEM 3.  CONTROLS AND PROCEDURES.

CONTROLS AND PROCEDURES

         Members of the company's management, including our Chief Executive Officer and President, Jon Nix, and Chief Financial Officer, Mark A. Oldham, have evaluated the effectiveness of our disclosure controls and procedures, as defined by paragraph (e) of Exchange Act Rules 13a-15 or 15d-15, as of March 31, 2005, the end of the period covered by this report. Based upon that evaluation, Messrs. Nix and Oldham concluded that our disclosure controls and procedures are effective.

INTERNAL CONTROL OVER FINANCIAL REPORTING

         There were no changes in our internal control over financial reporting or in other factors identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the first quarter ended March 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                                     PART II

                                OTHER INFORMATION

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

         NOTE AND WARRANT PURCHASE AGREEMENTS

         On March 10, 2005, our wholly-owned subsidiary, National Coal Corporation, a Tennessee corporation ("NC Tennessee") sold to each of Crestview Capital Master, LLC, Big Bend XIX Investment, L.P. and CCA (US) Fund I, LP, in a private placement transaction pursuant to the terms of a series of Note and Warrant Purchase Agreements by an among us, NC Tennessee, and each purchaser, dated March 10, 2005, (i) secured promissory notes of NC Tennessee due no later than August 10, 2005, in the aggregate principal amount of $5,137,726, and (ii) an aggregate of 140,000 five-year warrants to purchase our Common Stock at an exercise price of $8.50 per share. The notes are secured by certain equipment of NC Tennessee pursuant to the terms of a Security Agreement by and between NC Tennessee and Crestview Capital Master, LLC as agent for itself and the other purchasers. In connection with this financing, we delivered a Continuing and Unconditional Guaranty to the purchasers, guaranteeing full payment and performance of the Notes and the Security Agreement by NC Tennessee. We paid an origination fee of approximately $200,000 upon the execution of the Note and Warrant Purchase Agreements..

         We issued the notes and warrants at a purchase price of 100% of the principal amount of the notes. The notes accrue interest from the 61st day after March 10, 2005 until each note is paid in full at a rate of eighteen percent (18%) per annum. The entire amount of principal and accrued interest is due and payable on August 10, 2005. NC Tennessee may, at its option, prepay the notes at any time without penalty.

         Each of the purchasers represented to us that the purchaser was an "accredited investor" within the meaning of Rule 501 of Regulation D under the Securities Act of 1933, and that such investor was receiving the warrants for investment and not in connection with a distribution thereof. The issuance and sale of the warrants was exempt from the registration and prospectus delivery requirements of the Securities Act pursuant to Section 4(2) of the Securities Act and Rule 506 thereunder as a transaction not involving any public offering.

ITEM 6.  EXHIBITS

         THE FOLLOWING EXHIBITS ARE FILED AS PART OF THIS REPORT:

10.1 First Amendment to Credit Agreement by and between National Coal Corporation and D.B. Zwirn Special Opportunities Fund, L.P. as lender, and administrative agent for the lenders, dated January 11, 2005.

10.2 Second Amendment to Credit Agreement by and between National Coal Corporation and D.B. Zwirn Special Opportunities Fund, L.P. as lender, and administrative agent for the lenders, effective as of December 31, 2004.

10.3 Form of Note and Warrant Purchase Agreements by an among National Coal Corp., National Coal Corporation, and each of Crestview Capital Master, LLC, Big Bend Investments, L.P., and CCA (US) Fund I, L.P., dated March 10, 2005, including form of Secured Promissory Note and form of Common Stock Purchase Warrant attached as exhibits thereto.

10.4 Security Agreement by and between National Coal Corporation and Crestview Capital Master, LLC as agent for itself, Big Bend Investment, L.P. and CCA (US) Fund I, L.P., dated March 10, 2005.

10.5 Continuing and Unconditional Guaranty of National Coal Corp., dated March 10, 2005, guaranteeing full payment and performance of the Notes issued by National Coal Corporation and the Security Agreement executed by National Coal Corporation pursuant to the Note and Warrant Purchase Agreements dated March 10, 2005.

10.6 Separation Agreement by and between the Company and Robert Chmiel, dated March 21, 2005.

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

                                           NATIONAL COAL CORP.


Date: May 16, 2005                            /S/ MARK OLDHAM
                                           -------------------------------------
                                           By:    Mark A. Oldham
                                           Its:   Chief Financial Officer
                                                  (Principal Financial and
                                                  Accounting Officer)