Form 10QSB
period 2005-06-30
NATIONAL COAL CORP
filed 2005-08-15
CIK 1089575

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 2005

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

                              Yes [X]      No [_]


         As of August 10, 2005, the issuer had 13,772,656 shares of common stock, par value $.0001 per share, issued and outstanding.

         Transitional Small Business Disclosure Format (check one):

                              Yes [_]      No    [X]


================================================================================

                               NATIONAL COAL CORP.

                              INDEX TO FORM 10-QSB

                                                                            PAGE
                                                                            ----

PART I       FINANCIAL INFORMATION.............................................3

Item 1.      Financial Statements (unaudited)..................................3

             Condensed Consolidated Balance Sheet (unaudited) as of
             June 30, 2005.....................................................3

             Condensed Consolidated Statements of Operations (unaudited)
             for the three months and the six months ended June 30, 2005 and June 30, 2004.................................................4

             Condensed Consolidated Statements of Cash Flows (unaudited)
             for six months ended June 30, 2005 and June 30, 2004..............5

             Notes to Condensed Consolidated Financial Statements..............6

Item 2.      Management's Discussion and Analysis or Plan of Operation........11

Item 3.      Controls and Procedures..........................................28

PART II      OTHER INFORMATION................................................29

Item 2.      Unregistered Sales of Securities and Use of Proceeds.............29

Item 4.      Submission of Matters to a Vote of Security Holders..............29

Item 6.      Exhibits.........................................................30

                                     PART I
                              FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
                               NATIONAL COAL CORP.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)

                                                                     JUNE 30,
                                                                       2005
                                                                   ------------
ASSETS
CURRENT ASSETS
   Cash and cash equivalents ..................................    $    585,530
   Accounts receivable ........................................       1,615,412
   Inventory ..................................................         597,909
   Prepaid and other ..........................................         140,712
                                                                   ------------
     TOTAL CURRENT ASSETS .....................................       2,939,563
                                                                   ------------

PROPERTY, PLANT AND EQUIPMENT
   Land .......................................................       1,030,756
   Mining equipment ...........................................      23,523,616
   Computer equipment and software ............................         122,495
   Vehicles and mobile equipment ..............................       2,322,503
   Buildings ..................................................       5,682,129
   Office equipment and furniture .............................          53,325
                                                                   ------------
                                                                     32,734,824
   Less:  accumulated depreciation ............................      (4,845,146)
                                                                   ------------
   TOTAL PROPERTY, PLANT AND EQUIPMENT, NET ...................      27,889,678
                                                                   ------------

   Coal and mineral rights, net of $757,445 accumulated
     amortization and depletion ...............................      17,335,213
   Certificates of deposit and reclamation bond ...............       4,526,600
   Loan acquisition costs, net of $487,424 accumulated
     amortization .............................................         133,720
   Prepaid royalty ............................................         137,492
   Deposits ...................................................         340,747
                                                                   ------------
   TOTAL ASSETS ...............................................    $ 53,303,013
                                                                   ============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
   Accounts payable and accrued expenses ......................    $  6,171,323
   Short term portion of capital lease obligations ............       2,137,420
   Accrued payroll and payroll taxes payable ..................          70,502
   Note payable, less debt discount of $453,828 ...............       4,471,871
   Current portion of bank loans - vehicles ...................         387,713
                                                                   ------------
     TOTAL CURRENT LIABILITIES ................................      13,238,829
                                                                   ------------

   Senior credit facility .....................................      16,400,000
   Long term portion of capital lease obligations .............       1,021,600
   Long term portion of bank loans - vehicles .................          35,610
   Asset retirement obligations ...............................       6,113,764
                                                                   ------------
     TOTAL LIABILITIES ........................................      36,809,803
                                                                   ------------

STOCKHOLDERS' EQUITY
   Series A convertible preferred stock, $.0001 par
     value; 5% coupon; 1,611 shares authorized; 1,403.89
     shares issued and outstanding ............................            --
   Common stock, $.0001 per value; 80 million shares
     authorized; 13,772,656 shares issued and outstanding .....           1,377
   Additional paid-in capital .................................      33,674,254
   Accumulated deficit ........................................     (17,182,421)
                                                                   ------------
     TOTAL STOCKHOLDERS' EQUITY ...............................      16,493,210
                                                                   ------------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ...............    $ 53,303,013
                                                                   ============

                               NATIONAL COAL CORP.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                             THREE MONTHS                    SIX MONTHS
                                                ENDED                          ENDED
                                               JUNE 30,                       JUNE 30,
                                        2004            2005            2004            2005
                                    ------------    ------------    ------------    ------------
REVENUES
  Coal sales ....................   $  4,499,573    $ 16,010,644    $  5,490,195    $ 28,595,048
  Royalty receipts ..............         29,122            --           103,403            --
                                    ------------    ------------    ------------    ------------
   Total revenue ................      4,528,695      16,010,644       5,593,598      28,595,048
                                    ------------    ------------    ------------    ------------

EXPENSES
  Cost of sales and selling .....      3,371,007      11,931,156       4,308,391      22,666,864
  General and administrative ....      1,496,617       1,621,376       2,387,937       3,698,021
  Depreciation, depletion,
   accretion and amortization ...        310,543       2,670,968         465,505       3,957,925
                                    ------------    ------------    ------------    ------------

   TOTAL OPERATING EXPENSES .....      5,178,167      16,223,500       7,161,833      30,322,810
                                    ------------    ------------    ------------    ------------

LOSS FROM OPERATIONS ............       (649,472)       (212,856)     (1,568,235)     (1,727,762)
                                    ------------    ------------    ------------    ------------

OTHER INCOME (EXPENSE)

Interest and financing fees .....       (557,578)     (1,087,062)       (690,378)     (1,747,573)
Other, net ......................         19,580          70,551           4,933          54,929
                                    ------------    ------------    ------------    ------------
   TOTAL OTHER INCOME (EXPENSE) .       (537,998)     (1,016,511)       (685,445)     (1,692,644)
                                    ------------    ------------    ------------    ------------

NET (LOSS) ......................     (1,187,470)     (1,229,367)     (2,253,680)     (3,420,406)

PREFERRED STOCK DIVIDEND ........           --           304,575            --           595,765
                                    ------------    ------------    ------------    ------------

NET (LOSS) ATTRIBUTABLE TO COMMON
SHAREHOLDERS ....................   $ (1,187,470)   $ (1,533,942)   $ (2,253,680)   $ (4,016,171)
                                    ============    ============    ============    ============

BASIC AND DILUTED
NET (LOSS) PER COMMON SHARE .....   $      (0.11)   $      (0.11)   $      (0.21)   $      (0.30)
                                    ============    ============    ============    ============

WEIGHTED AVERAGE
COMMON SHARES ...................     10,846,612      13,736,316      10,510,908      13,604,451
                                    ============    ============    ============    ============

            See Notes to Condensed Consolidated Financial Statements.

                               NATIONAL COAL CORP.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                   SIX MONTHS
                                                                                 ENDED JUNE 30,
                                                                          --------------------------
                                                                              2004           2005
                                                                          -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net (loss) ..........................................................   $(2,253,680)   $(3,420,406)
  Adjustments to reconcile net (loss) to net cash provided by operating activities
     Depreciation, depletion, accretion and amortization ..............       465,505      3,957,925
     Issuance of common stock in lieu of interest payments ............       165,313           --
       Issuance of warrants for services ..............................        36,716           --
     Non-cash compensation:
       Common stock issued in payment of accrued salary ...............       226,573           --
       Stock option expense ...........................................       451,688        449,205
     Changes in operating assets and liabilities:
       Receivables ....................................................    (1,022,935)       288,323
       Inventory ......................................................       (49,673)      (333,035)
       Prepaid and other ..............................................        27,850         93,881
       Accounts payable and accrued liabilities .......................       101,508      2,322,219
       Deferred revenue ...............................................       (51,087)          --
                                                                          -----------    -----------
         Net cash flows provided by (used in) operating activities ....    (1,902,222)     3,358,112
                                                                          -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Property, plant and equipment purchased .............................    (5,647,358)    (9,128,039)
  Prepaid royalty .....................................................       (77,500)       255,006
  Bank letter of credit ...............................................      (980,000)          --
  Deposits ............................................................      (560,000)      (184,747)
                                                                          -----------    -----------
     Net cash flows (used in) investing activities ....................    (7,264,858)    (9,057,780)
                                                                          -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of common and preferred stock ................     2,750,000        253,491
  Proceeds from exercise of options and warrants ......................        70,000        472,833
  Proceeds from issuance of notes payable .............................     7,500,000      6,933,758
  Loan acquisition costs ..............................................          --          (56,000)
  Payment of related party debt .......................................      (410,000)          --
  Proceeds from bank loans ............................................       270,671           --
   Payments on bank loans .............................................          --         (109,585)
   Payments on capital leases .........................................      (458,803)    (1,032,203)
   Payments of dividends on preferred stock ...........................          --         (528,794)
                                                                          -----------    -----------
     Net cash flows provided by financing activities ..................     9,721,868      5,933,500
                                                                          -----------    -----------

NET INCREASE IN CASH ..................................................       554,788        233,832
CASH AND CASH EQUIVALENTS BEGINNING OF PERIOD .........................           883        351,698
                                                                          -----------    -----------
CASH AND CASH EQUIVALENTS END OF PERIOD ...............................   $   555,671    $   585,530
                                                                          -----------    -----------

SUPPLEMENTAL DISCLOSURES
  Interest paid in cash ...............................................   $    64,011    $ 1,239,115
   Non-cash investing and financing transactions:
      Constructive dividend attributable to preferred shareholders ....          --           66,971

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

         The Company was incorporated in Florida on August 10, 1995 and engages principally in the business of mining coal in Eastern Tennessee and Southeastern Kentucky. Our historical operations prior to April 30, 2003 reflect only the operations of National Coal Corporation, a Tennessee corporation. Prior to April 30, 2003, National Coal Corp., a Florida corporation formerly known as Southern Group International, Inc., was a "blank check" company, which is a company that has no specific business plan or purpose or has indicated that its business plan is to engage in a merger or acquisition with an unidentified company or companies. On April 30, 2003, National Coal Corp. consummated a reorganization in which all of the outstanding shares of National Coal Corporation, a privately-held Tennessee corporation, were exchanged for 8,549,975 shares of National Coal Corp. a Florida corporation. National Coal Corporation was formed in January 2003, and from inception through June 30, 2003, National Coal Corporation was in the exploration stage with no operating revenue. During the third quarter of 2003, we commenced coal mining.

         The Company's customers are primarily investor-owned electric utilities and industrial concerns in the immediate and surrounding states. The Company owns the coal mineral rights to approximately sixty-five thousand (65,000) acres and leases another approximately twelve thousand one hundred (12,100) acres in Tennessee, and owns the coal mineral rights to approximately eleven thousand seven hundred (11,700) acres and leases another approximately eighteen thousand two hundred (18,200) acres in Kentucky. The Company's first mining activities commenced in July 2003 from a surface mine in Tennessee. At June 30, 2005, the Company was extracting coal from three deep mines, one highwall mine and two surface mines.

                               NATIONAL COAL CORP.
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

         At the close of business on January 12, 2005, the Company effected a 1-for-4 reverse split of its issued and outstanding common stock as previously approved on October 12, 2004 by its board of directors and stockholders. All share and per share amounts for all periods presented herein reflect the effect of the reverse split.

2.       PROPERTY, PLANT AND EQUIPMENT

         It is the Company's policy to periodically review the estimated useful lives of its fixed assets. This review during second quarter of 2005 indicated that the estimated lives for certain asset categories generally were determined to be less than that used in calculating depreciation expense. As a result, the Company revised the estimated useful lives of certain categories of property, principally mining equipment, as of April 1, 2005. The effect of this change in estimate was to increase depreciation expense and the net loss by approximately $999,000 and the per share loss by $.07 for the three and six months ended June 30, 2005.

3.       NOTES PAYABLE

              SENIOR SECURED CREDIT FACILITY

         On November 26, 2004, the Company's Tennessee subsidiary, National Coal Corporation, in connection with its acquisition of assets from Appalachian Fuels, LLC entered into a credit agreement with D. B. Zwirn Special Opportunities Fund, L.P., as Lender and administrative agent for the Lenders. The Company and its subsidiary, NC Transportation, Inc., a wholly-owned subsidiary of the Tennessee corporation, guaranteed the obligations of National Coal Corporation under the credit agreement. The credit agreement provides for an initial credit facility of $15 million with a subsequent additional credit facility not to exceed $6 million. The Company exercised its right to borrow $15 million on November 29, 2004, the proceeds of which were used to pay the remaining $12,250,000 of acquisition costs related to the acquisition of assets of Appalachian Fuels, LLC, pay transaction costs with respect to the closing of the credit facility and asset purchase, and fund working capital. Pursuant to an amendment to the credit agreement dated January 11, 2005, the Company borrowed an additional $1.4 million in January 2005 to fund its acquisition of mining equipment. Borrowings under the credit agreement bear interest at the rate of interest per annum publicly announced from time to time by JPMorgan Chase as its prime rate in effect at its principal office in New York City, plus 5.75%. At June 30, 2005, the interest rate on this credit agreement was 12%. The obligations under the credit agreement are secured by substantially all of the Company's assets and those of the Company's subsidiaries.

              SECURED NOTE

         In January 2005, the Company signed an agreement committing the Company to the purchase of a highwall miner for a total purchase price of approximately $5.5 million, and paid a $500,000 deposit toward that purchase commitment. In March 2005, the Company borrowed $5.14 million pursuant to certain Note and Warrant Purchase Agreements and completed the purchase of this piece of mining equipment. The Company issued notes in the aggregate principal amount of $5.14 million to three purchasers, including Crestview Capital Master, LLC, which is a significant shareholder of the Company. The notes had an original maturity date of August 10, 2005, are secured by the highwall miner, and have an interest rate of eighteen percent (18%) per annum calculated from the 61st day until maturity. The Company paid an origination fee of approximately $200,000 upon the execution of the loan document. The note purchasers were also issued 5-year common stock purchase warrants to purchase up to 140,000 shares of the Company's common stock at an exercise price per share of $8.50. In August 2005, the maturity date of the $5.14 million indebtedness was extended to March 31,

                               NATIONAL COAL CORP.
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

2006, and the notes were amended to provide that a 3% fee will be due on each of December 15, 2005 and January 30, 2006 if the loan is not repaid in full prior to December 1, 2005 or January 16, 2006, respectively. Other terms and conditions of the notes remain unchanged.

4.       EQUITY TRANSACTIONS

              REGISTRATION STATEMENT

         On May 6, 2005, the Company filed with the Securities and Exchange Commission, a post effective amendment #1 to Form SB-2 on a Form S-3 registration statement to register the resale by the selling stockholders identified therein, of an aggregate of 17,188,996 shares of the Company's common stock which was then outstanding or which could be acquired by the selling stockholders from the Company upon the conversion or exercise of options, warrants, and Series A convertible preferred stock. The amendment was declared effective by the SEC on May 12, 2005.

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

         Investors who paid cash consideration in either the Series A convertible preferred stock financing or convertible debt financing also received the right to purchase additional units of Series A convertible preferred stock and common stock purchase warrants. Each of these investors could purchase, at a price of $15,000 per unit, up to a number of units with an aggregate purchase price equal to 33.33% of the amount invested in the initial financing. Each unit consisted of one share of Series A convertible preferred stock and two-year warrants to purchase up to 500 shares of common stock at an exercise price of $8.40 per share. In December 2004, the Company issued 241.33 shares of its Series A convertible preferred stock and warrants to purchase 482,660 shares of its common stock upon the exercise by certain holders of these purchase rights, and received gross proceeds of approximately $3,620,000 in connection with the sale of these securities. In February 2005, the Company issued 4.44 shares of its Series A convertible preferred stock and warrants to purchase 2,220 shares of its common stock upon the exercise by certain holders of these purchase rights, and received gross proceeds of approximately $67,000 in connection with the sale of these securities. In April 2005, the Company issued 11.55 shares of its Series

                               NATIONAL COAL CORP.
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

A convertible preferred stock and warrants to purchase 5,775 shares of its common stock upon the exercise by certain holders of these purchase rights, and received gross proceeds of approximately $173,000 in connection with the sale of these securities. The remaining purchase rights expired on April 28, 2005.

              ISSUANCE OF COMMON STOCK UPON CONVERSION OF SERIES A CONVERTIBLE PREFERRED STOCK

         During the six months ended June 30, 2005, holders of 68.77 shares of Series A convertible preferred stock with liquidation preferences totaling approximately $1 million converted their shares into 174,129 shares of common stock.

              ISSUANCE OF COMMON STOCK PURSUANT TO THE EXERCISE OF OPTIONS

         During the six months ended June 30, 2005, the Company issued 206,250 shares of common stock and received gross proceeds of $469,500 upon the exercise of stock options by employees.

              ISSUANCE OF COMMON STOCK PURSUANT TO THE EXERCISE OF WARRANTS

         During the six months ended June 30, 2005, the Company issued an aggregate of 933 shares of its common stock upon the exercise warrants for cash proceeds of $3,333.

5.       EVENTS SUBSEQUENT TO JUNE 30, 2005

              EQUIPMENT FINANCING

         In August 2005, our wholly-owned subsidiary, National Coal Corporation, entered into two installment sale contracts with Stowers Machinery Corporation, and one installment sale contract with Whayne Supply Company, effective in July, 2005, pursuant to which National Coal Corporation purchased, and financed or refinanced, certain equipment used in its coal mining operations. Pursuant to the terms thereof, the installment sale contracts were subsequently immediately assigned by Stowers and Whayne to Caterpillar Financial Services Corporation.

         Pursuant  to  the  installment  sale  contracts,   we  financed  and/or
refinanced approximately $7.3 million in equipment at the following rates with respect to the following amounts:


         Annual Percentage Rate           Financed Amount
         ----------------------           ---------------
                  5.22%                       $879,010
                  6.11%                      $4,967,673
                  7.65%                       $870,967

         The total $6,717,650 principal balance of these contracts include refinancing $2,936,590 of the capital leases included on the June 30, 2005 balance sheet. The remaining $3,781,060 is additional indebtedness related to the purchase of additional equipment and equipment formerly under operating lease. The installment sale contracts require monthly payments of principal and interest through January 14, 2008. The obligations under the installment sale contracts are secured by the equipment purchased by us thereunder.

         In July, 2005, we purchased one permitted mine, a preparation plant, haul road and other miscellaneous assets (the "Baldwin Facility") located within the boundaries of our coal mining properties in Devonia, Tennessee. We previously leased a portion of these facilities. The acquisition of the Baldwin

                               NATIONAL COAL CORP.
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Facility will allow the Company to undertake improvements designed to increase production capacity and improve utilization of resources in its Tennessee operations. The acquisition should enable the Company to meet the increasing demand for coal from its existing and potential customers. We acquired the Baldwin Facility by assuming current liabilities of the seller consisting of outstanding reclamation bond obligations of approximately $1,000,000.


              MATURITY DATE EXTENDED ON SECURED NOTES PAYABLE

         In August 2005, the maturity date of the $5.14 million indebtedness, described in Note 3 above, was extended to March 31, 2006, and the notes were amended to provide that a 3% fee will be due on each of December 15, 2005 and January 30, 2006 if the loan is not repaid in full prior to December 1, 2005 or January 16, 2006, respectively. Other terms and conditions of the notes remain unchanged.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         The information contained in this Form 10-QSB is intended to update the information contained in our Annual Report on Form 10-KSB for the year ended December 31, 2004 and presumes that readers have access to, and will have read, the "Management's Discussion and Analysis or Plan of Operation" and other information contained in such Form 10-KSB and 2004 and 2005 Form 10-QSBs previously filed. The following discussion and analysis also should be read together with our condensed consolidated financial statements and the notes to the condensed consolidated financial statements included elsewhere in this Form 10-QSB.

         THIS DISCUSSION SUMMARIZES THE SIGNIFICANT FACTORS AFFECTING THE CONSOLIDATED OPERATING RESULTS, FINANCIAL CONDITION AND LIQUIDITY AND CASH FLOWS OF NATIONAL COAL CORP. FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2005 AND JUNE 30, 2004. EXCEPT FOR HISTORICAL INFORMATION, THE MATTERS DISCUSSED IN THIS MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION ARE FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES AND ARE BASED UPON JUDGMENTS CONCERNING VARIOUS FACTORS THAT ARE BEYOND OUR CONTROL. ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE PROJECTED IN THE FORWARD-LOOKING STATEMENTS AS A RESULT OF, AMONG OTHER THINGS, THE FACTORS DESCRIBED BELOW UNDER THE CAPTION "CAUTIONARY STATEMENTS AND RISK FACTORS."

OVERVIEW

         National Coal Corp., through our wholly-owned subsidiary National Coal Corporation, engages principally in the business of mining coal in Eastern Tennessee and Southeastern Kentucky. We own the coal mineral rights to approximately sixty-five thousand (65,000) acres and lease another approximate twelve thousand one hundred (12,100) acres in Tennessee, and own the coal mineral rights to approximately eleven thousand seven hundred (11,700) acres and lease another approximate eighteen thousand two hundred (18,200) acres in Kentucky. We commenced mining coal in July 2003 from a surface mine in Tennessee. At June 30, 2005, we were extracting coal from three deep mines, one highwall mine and two surface mines.

         We engage in coal production by locating, assembling, leasing, assessing, permitting and developing coal properties in Eastern Tennessee and Southeastern Kentucky. After obtaining permits from the U.S. Department of the Interior, Office of Surface Mining ("OSM") and, with respect to our Kentucky operations, the Kentucky Department for Natural Resources, and posting reclamation bonds, we mine our properties for the extraction of coal, and then sell the coal at negotiated rates per ton, primarily to investor-owned utility companies. The reclamation bonds typically take the form of letters of credit or direct cash deposits with OSM and/or the Kentucky Department for Natural Resources. At June 30, 2005, we had $4,526,600 of cash invested in certificates of deposit, against which irrevocable bank letters of credit are written in favor of OSM and had posted a $700,000 letter of credit in favor of OSM secured by our executive office building.

         We typically sell our coal for a specified tonnage amount and at a negotiated price pursuant to short-term and long-term contracts. We also price coal sales on a one-day or one-shipment tonnage amount. The price per ton for these types of sales typically fluctuates in direct correlation to the price per ton of coal quoted on the New York Mercantile Exchange, referred to as the "spot price." We intend to continue to reduce the price volatility for our coal by entering long-term supply contracts (contracts in excess of one year) for a majority of our coal production, which generally will provide us a fixed price for our coal over the term of the contract. We will continue to use the spot market to sell surplus coal produced above our long-term contract commitments.

         We also sell coal that we purchase from third party coal producers on a case by case basis. We only enter into these transactions when the price per ton paid to these third party producers is below the price per ton at which we are able to sell the coal, usually under short term contracts. Additionally, when capacity is available, we charge third party coal producers a negotiated price per ton for their use of our load-out facility located in Turley, TN. This load-out facility allows easy, direct access to load previously mined coal onto rail cars for shipment to their customers.

         The coal industry has been highly competitive with very low margins during the past several years. Recently, the surge in prices for natural gas has made coal more competitive with that alternative energy source, which has enabled coal fired power plants, using the latest clean air compliant scrubber technology, to be price competitive with natural gas fired plants. We believe this has and will continue to cause increased demand for coal for the foreseeable future, resulting in higher prices and improved margins for our product. However, the price of coal is very volatile, and there can be no assurances that the price of coal will not drop below current levels. To reduce our exposure to fluctuations in the price of coal, we intend to sign long term contracts with respect to a majority of our coal production, to fix the price per ton we receive for our coal over a period of one or more years.

         Our historical operations prior to April 30, 2003 reflect only the operations of National Coal Corporation, a Tennessee corporation. Prior to April 30, 2003, National Coal Corp., a Florida corporation formerly known as Southern Group International, Inc., was a "blank check" company, which is a company that has no specific business plan or purpose or has indicated that its business plan is to engage in a merger or acquisition with an unidentified company or companies. On April 30, 2003, National Coal Corp. consummated a reorganization in which all of the outstanding shares of National Coal Corporation, a privately-held Tennessee corporation, were exchanged for 8,549,975 shares of National Coal Corp. a Florida corporation. National Coal Corporation was formed in January 2003, and from inception through June 30, 2003, National Coal Corporation was in the exploration stage with no operating revenue. During the third quarter of 2003, we commenced coal mining.

CRITICAL ACCOUNTING POLICIES, JUDGMENTS AND ESTIMATES

         The discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to computing depreciation, depletion, amortization, accretion, reclamation liability, workers compensation liability, asset impairment, valuation of non-cash transactions, and recovery of receivables. Estimates are then based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Our use of estimates, however, is limited, as we have adequate time to process and record actual results from operations.

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

              COAL ROYALTIES. We recognize coal royalty revenues on the basis of tons of coal mined by our lessees. During the six months ended June 30, 2005 we did not recognize any coal royalty revenues, and during calendar 2004, we had one source of royalty revenue pursuant to our agreement with Jenco Capital Corporation ("Jenco"). We recognized the final remaining royalties pursuant to our agreement with Jenco in the second calendar quarter of 2004 and do not anticipate any royalty revenue transactions for the foreseeable future.

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

         ASSET RETIREMENT OBLIGATION. The Surface Mining Control and Reclamation Act of 1977 and similar state statutes require that mine properties be restored in accordance with specified standards and an approved reclamation plan. Significant reclamation activities include reclaiming refuse and slurry ponds, reclaiming the pit and support acreage at surface mines, and sealing portals at deep mines. Reclamation activities that are performed outside of the normal mining process are accounted for as asset retirement obligations in accordance with the provisions of Statement of Financial Accounting Standards, or SFAS, No. 143, "Accounting For Asset Retirement Obligations". We record our reclamation obligations on a mine-by-mine basis based upon current permit requirements and estimated reclamation obligations for such mines as determined by the Office of Surface Mining and/or the Kentucky Department for Natural Resources when we post a predetermined amount of reclamation bonds prior to commencing mining operations. The Office of Surface Mining's and/or the Kentucky Department for Natural Resources' estimates of disturbed acreage are determined based on approved mining plans and related engineering data. Cost estimates are based upon estimates approved by OSM based on historical costs. In accordance with SFAS No. 143, we determine the fair value of our asset retirement obligations using a discounted cash flow methodology based on a discount rate related to the rates of US treasury bonds with maturities similar to the expected life of a mine, adjusted for our credit standing.

         On at least an annual basis, we review our entire reclamation liability and make necessary adjustments for permit changes granted by the permit-issuing authorities, additional costs resulting from accelerated mine closures, and revisions to cost estimates and productivity assumptions, to reflect current experience. At June 30, 2005, we had recorded asset retirement obligation liabilities of approximately $6.1 million. While the precise amount of these future costs cannot be determined with certainty, as of June 30, 2005, we estimate that the aggregate undiscounted cost of final mine closure is approximately $11.3 million.

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

RESULTS OF OPERATIONS

         The following table presents condensed consolidated statement of operations data for each of the periods indicated as a percentage of revenues.

                                            THREE MONTHS         SIX MONTHS
                                               ENDED               ENDED
                                              JUNE 30,            JUNE 30,
                                         -----------------   -----------------
                                           2004      2005      2004      2005
                                         -------   -------   -------   -------

Revenues ..............................    100.0 %   100.0 %   100.0 %   100.0 %
Operating expenses:
   Cost of sales and selling expenses .     74.4      74.5      77.0      79.3
   General and administrative .........     33.0      10.1      42.7      12.9
   Depreciation, depletion, accretion
     and amortization .................      6.9      16.7       8.3      13.8
                                         -------   -------   -------   -------
     Total operating expenses .........    114.3     101.3     128.0     106.0
                                         -------   -------   -------   -------
Gain or (loss) from operations ........    (14.3)     (1.3)    (28.0)     (6.0)
Other income (expense):
   Interest expense and financing fees     (12.3)     (6.8)    (12.3)     (6.2)
   Other income (expense), net ........      0.4       0.4       0.1       0.2
                                         -------   -------   -------   -------
Net (loss) ............................    (26.2)%    (7.7)%   (40.2)%   (12.0)%
                                         =======   =======   =======   =======

     COMPARISON OF THREE MONTHS AND SIX ENDED JUNE 30, 2005 AND JUNE 30, 2004

         REVENUES

                                  THREE MONTHS                             SIX MONTHS
                                     ENDED                                   ENDED
                                    JUNE 30,                                JUNE 30,
                           -------------------------   PERCENT    --------------------------   PERCENT
                              2004          2005        CHANGE        2004           2005       CHANGE
                           -----------   -----------   -------    -----------    -----------   -------
Coal sales..............   $ 4,499,573   $16,010,644    257.7%    $ 5,490,195    $28,595,048    420.8%
Royalty receipts........        29,122            --      *           103,403             --      *
                           -----------   -----------              -----------    -----------
   Total revenues.......   $ 4,528,695   $16,010,644    253.5%    $ 5,593,598    $28,595,048    411.2%

* - Not meaningful


         For the three months and six months ended June 30, 2005, our revenues were derived entirely from coal sales to 11 customers, six of which were utilities and five of which were industrial customers. Our five largest customers represented 90% of our total revenue. The significant increase in coal sales in the 2005 periods is mainly attributable to increased mining activity and the existence of long-term contracts with multiple industrial and utility customers. For the three-month and six-month periods ended June 30, 2004, we had a total of five customers, two of which accounted for approximately 88% of our sales. There were no royalty receipts for the six months ended June 30, 2005, and we do not anticipate any royalty revenues for the foreseeable future.

         OPERATING EXPENSES

              COST OF SALES AND SELLING EXPENSES


                                  THREE MONTHS                             SIX MONTHS
                                     ENDED                                   ENDED
                                    JUNE 30,                                JUNE 30,
                           -------------------------   PERCENT    --------------------------   PERCENT
                              2004          2005        CHANGE        2004           2005       CHANGE
                           -----------   -----------   -------    -----------    -----------   -------
Cost of sales and
  selling expenses......   $ 3,371,007   $11,931,156    253.9%    $ 4,308,391    $22,666,864    426.1%


         Cost of sales and selling expenses consist primarily of salary, benefits and other compensation costs paid directly to miners, and direct costs paid to third party vendors whose goods and services were directly used in the process of producing coal inventory. Third party vendor costs include equipment leases and maintenance costs, blasting costs, fuel costs, parts and supplies, coal purchases, and transportation costs. The increase in costs of sales and selling expenses in the 2005 periods as compared to the 2004 periods is primarily due to the increase in mining activity and higher initial costs incurred in starting new mines. Our goal is to lower costs as a percentage of revenues by employing the latest mining technologies, analyzing our coal properties in order to mine them efficiently, and increase volume to achieve economies of scale.

              GENERAL AND ADMINISTRATIVE EXPENSES

                                  THREE MONTHS                             SIX MONTHS
                                     ENDED                                   ENDED
                                    JUNE 30,                                JUNE 30,
                           -------------------------   PERCENT    --------------------------   PERCENT
                              2004          2005        CHANGE        2004           2005       CHANGE
                           -----------   -----------   -------    -----------    -----------   -------
General and administra-
   tive expenses........   $ 1,496,617   $ 1,621,376      8.3%    $ 2,387,937    $ 3,691,646     54.9%


         General and administrative expenses primarily include salary, benefits and related expenses; executive, financial, and accounting consulting expenses; legal and outside audit professional fees; insurance expenses; and travel and travel related expenses. The increase in general and administrative expenses in the 2005 periods as compared to the 2004 periods is primarily attributable to an increase in administrative costs due to the increase in the volume of coal production and sales after we expanded production on both existing properties and on operations acquired in the previous year.

              DEPRECIATION, DEPLETION, ACCRETION AND AMORTIZATION EXPENSE

                                      THREE MONTHS                             SIX MONTHS
                                         ENDED                                   ENDED
                                        JUNE 30,                                JUNE 30,
                               -------------------------   PERCENT    --------------------------   PERCENT
                                  2004          2005        CHANGE        2004           2005       CHANGE
                               -----------   -----------   -------    -----------    -----------   -------
Depreciation, depletion,
   accretion and
   amortization expense ....   $   310,543   $ 2,670,968    760.1%    $   465,505    $ 3,957,925   750.2%


         The increase in depreciation, depletion, accretion and amortization expense for the six months ended June 30, 2005 as compared to the comparable period in 2004, is primarily attributable to the acquisition of property, plant and equipment in support of increased mining activity. It is the Company's policy to periodically review the estimated useful lives of its fixed assets. This review during the second quarter of 2005 indicated that the estimated actual lives for certain asset categories generally were determined to be less than that used in calculating depreciation expense. As a result, the Company revised the estimated useful lives of certain categories of property, principally mining equipment, as of April 1, 2005. The effect of this change in estimate was to increase depreciation expense and the net loss by approximately $999,000 and the per share loss by $.07 for the three and six months ended June 30, 2005. Because coal mining is capital intensive, we expect our depreciation expense to increase in the remainder of 2005 and beyond as we increase coal production.

              OTHER INCOME (EXPENSE)

                                              THREE MONTHS                             SIX MONTHS
                                                 ENDED                                   ENDED
                                                JUNE 30,                                JUNE 30,
                                       -------------------------   PERCENT    --------------------------   PERCENT
                                          2004          2005        CHANGE        2004           2005       CHANGE
                                       -----------   -----------   -------    -----------    -----------   -------
Interest expense and financing fees.   $ (557,578)   $(1,087,062)    95.0%    $ (690,378)    $(1,747,573)    153.1%
Other income (expense), net.........       19,580         70,551        *        4,933            54,929         *
   Total other income (expense).....   $ (537,998)   $(1,016,511)    88.9%    $ (685,445)    $(1,692,644)    146.9%

* - Not meaningful

         The increase in other income (expense), net, for the three months and six months ended June 30, 2005 compared to the corresponding periods in the previous year is primarily attributable to added borrowings for asset acquisitions made during 2004 and the first six months of 2005. Interest expense in the three months ended June 30, 2005 compared to the three months ended March 31, 2005 increased primarily due to the interest expense on debt issued to finance the purchase of a high wall mining machine.

RELATED PARTY TRANSACTIONS

         In March 2005, we borrowed $5.14 million pursuant to certain Note and Warrant Purchase Agreements. We issued notes in the aggregate principal amount of $5.14 million to three purchasers. The notes had an original maturity date of August 10, 2005, are secured by certain mining equipment, and have an interest rate of eighteen percent (18%) per annum calculated from the 61st day until maturity. The note purchasers were also issued 5-year common stock purchase warrants to purchase an aggregate of up to 140,000 shares of the Company's common stock at an exercise price per share of $8.50. We paid an origination fee of approximately $200,000 upon the execution of the loan documents. Crestview Capital Master, LLC, a significant shareholder of ours, purchased a note in this transaction in the principal amount of approximately $2.1 million and received a warrant to purchase approximately 56,000 shares of our common stock. In August 2005, the maturity date of the $5.14 million indebtedness was extended to March 31, 2006, and the notes were amended to provide that a 3% fee will be due on each of December 15, 2005 and January 30, 2006 if the loan is not repaid in full prior to December 1, 2005 or January 16, 2006, respectively. Other terms and conditions of the notes remain unchanged.

         On March 21, 2005, we and Robert Chmiel entered into a Separation Agreement in connection with his resignation as our Chief Financial Officer and as a Director, pursuant to which, effective March 31, 2005, Mr. Chmiel agreed to
(i) an aggregate severance payment of $145,000, and (ii) the retention of 56,250 of previously issued but unvested stock options as consideration for the cancellation of his employment agreement.

LIQUIDITY AND CAPITAL RESOURCES

         As of June 30, 2005, we had cash and cash equivalents of approximately $586,000. As of June 30, 2005, we had negative net working capital of approximately $10.3 million. We anticipate that our current cash reserves plus cash we expect to generate from operations will be sufficient to fund our operational expenditures for the last six months of 2005. We anticipate the need to acquire additional assets and/or mining operations, and will likely be required to raise additional funds by issuing additional equity or debt securities, the amount and timing of which will depend in large part on our spending program and our ability to generate cash flow from operations in future months. In November 2004, we entered into a senior secured credit facility and borrowed $15 million to facilitate our purchase of assets from Appalachian Fuels, LLC. We borrowed an additional $1.4 million in January 2005 pursuant to this senior secured credit facility for the deposit on and purchase of a $5.5 million high wall miner. In March, 2005, we borrowed an additional $5.14 million in a separate transaction to complete the purchase of the high wall miner equipment. In August, 2005, the maturity date of the $5.14 million indebtedness, described in Note 3 above, was extended to March 31, 2006, and a 3% fee will be due on each of December 15, 2005 and January 30, 2006 if the loan is not repaid in full prior to December 1, 2005 or January 16, 2006, respectively. Other terms and conditions of those notes remain unchanged.

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

         CASH FLOWS

         We currently satisfy our working capital requirements primarily through cash flows generated from operations and sales of equity and debt securities. For the six months ended June 30, 2005, we had a net increase in cash of approximately $234,000. Cash flows from operating, financing and investing activities for the six months ended June 30, 2004 and the six months ended June 30, 2005 are summarized in the following table:

                                                           SIX MONTHS
                                                          ENDED JUNE 30,
                                                 ------------------------------
ACTIVITY:                                            2004               2005
------------------------------------------       -----------        -----------
Operating activities .....................       $(1,902,222)       $ 3,358,112
Investing activities .....................        (7,264,858)        (9,057,780)
Financing activities .....................         9,721,868          5,933,500
                                                 -----------        -----------
Net increase (decrease) in cash ..........       $   554,788        $   233,832
                                                 ===========        ===========


         OPERATING ACTIVITIES

         The net cash provided by operating activities of approximately $3.4 million during the six months ended June 30, 2005 was primarily the result of the net loss of approximately $3.4 million and increases in accounts payable of approximately $2.3 million, decreases in receivables of approximately $288,000, and increases in inventory of approximately $333,000. The non-cash expenses recorded during the first six months of 2005 included depreciation, depletion, accretion and amortization of approximately $4.0 million and stock option expense of approximately $449,000. The increase in accounts payable is primarily a result of increased operational activity. Cash generated from operating activities during the six months ended June 30, 2005 increased by approximately $5.3 million when compared to the same period in 2004. This is due to the increased volume of production and sales.

         INVESTING ACTIVITIES

         The approximately $9 million of cash used in investing activities during the six months ended June 30, 2005 was due primarily to the purchase of property, plant and equipment. The most significant single investment was the purchase of a high wall miner ($5.5 million), which has allowed us to increase production significantly. To the extent that we make additional asset acquisitions in the balance of 2005 similar to our investing activities in 2004, we will need to raise additional cash from outside sources. If additional funds are raised through the issuance of equity securities, the current stockholders may experience dilution. Furthermore, there can be no assurance that additional financings will be available when needed or that if available, such financings will include terms favorable to our stockholders. If such financings are not available when required or are not available on acceptable terms, we may be unable to take advantage of business opportunities or respond to competitive pressures, any of which could have a material adverse effect on our business, financial condition and results of operations.

         FINANCING ACTIVITIES

         The net cash provided by financing activities of approximately $5.9 million during the six months ended June 30, 2005 was primarily the result of $7 million raised from sales of debt securities. During the six months ended June 30, 2005, approximately $700,000 was raised by the exercise of options, warrants and additional purchase rights for the purchase of common and preferred stock from the Company. Payments on bank loans and capital leases were approximately $110,000 and $1,032,000, respectively, for the six months ended June 30, 2005. We paid approximately $520,000 in dividends on preferred stock during the six months ended June 30, 2005, while no similar payment was made in the comparable period in 2004. There was an approximately $2.5 million decrease in the amount of cash generated from the issuance of common and preferred stock when comparing the six months ended June 30, 2005 to the comparable period in 2004. Approximately $1 million was paid on capital leases in the first six months of 2005, compared to approximately $460,000 which was paid during the comparable period in 2004.

         As previously stated, to the extent that we make additional asset acquisitions during the balance of 2005 similar to our investing activities in the first half of 2005 we will need to raise additional cash from the sale of equity or debt securities, which financings may not be available on acceptable terms, if at all, and which may dilute existing stockholders.

              SALES OF PREFERRED STOCK AND WARRANTS

         In February and April 2005, we issued 15.99 shares of Series A convertible preferred stock and two-year warrants to purchase 7,995 shares of its common stock upon the exercise by certain holders of purchase rights, and received gross proceeds of approximately $240,000 in connection with the sale of these securities. As of June 30, 2005, there were outstanding 1,403.89 shares of our Series A convertible preferred stock.

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

         On August 31, 2004, the closing price of our common stock on the NASDAQ Over-the-Counter Bulletin Board was $9.40. Since this closing price exceeded the $6.00 conversion price of the Series A preferred stock, and the $8.40 exercise price for the warrants, we recognized a one-time constructive dividend of $10,762,676 pursuant to the calculation of the beneficial conversion value for both the initial issuance of our Series A convertible preferred stock and the attached warrants on August 31, 2004 with conversion prices below the market price of the common stock. The beneficial conversion value of the warrants was calculated using a Black-Scholes option-pricing model with the following weighted average assumptions: no dividend yield, expected volatility rate of 48%; risk free interest rate of 3.50%; and an average life of 2 years. During the three months and six months ended June 30, 2005, we recognized additional constructive dividends of $36,081 and 66,972, respectively, pursuant to the additional Series A purchase right investments exercised in 2005. The beneficial conversion value of the additional warrants was calculated using a Black-Scholes option-pricing model with the following weighted average assumptions: no dividend yield, expected volatility rates of between 30% and 162%; risk free interest rate of 3.75%; and an average life of approximately 1.5 years.

              CONVERSIONS OF SERIES A CONVERTIBLE PREFERRED STOCK

         In the six months ended June 30, 2005, holders of Series A convertible preferred stock with liquidation preferences totaling approximately $1 million converted their shares into common stock.

              ISSUANCE OF STOCK PURSUANT TO THE EXERCISE OF OPTIONS

         In the six months ended June 30, 2005, the Company issued 206,250 shares of common stock and received gross proceeds of $469,500 upon the exercise of stock options by employees.

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

              MARCH 2005 BRIDGE FINANCING

         In January 2005, we signed an agreement committing us to the purchase of a highwall miner for a total purchase price of approximately $5.5 million, and paid a $500,000 deposit toward that purchase commitment. In March 2005, we borrowed an additional approximately $5.14 million through the issuance of notes to three purchasers, and completed the purchase of this piece of mining equipment. The notes had an original maturity of August 10, 2005, are secured by the highwall miner, and have a rate of interest of eighteen percent (18%) per annum calculated from the 61st day until maturity. We paid an origination fee of approximately $200,000 upon the execution of the loan documents. The lenders were also issued 5-year common stock purchase warrants to purchase an aggregate of up to 140,000 shares of the Company's common stock at an exercise price per share of $8.50. We valued these warrants using the Black-Scholes option-pricing model with the following weighted average assumptions: no dividend yield, expected volatility rate of 133%; risk free interest rate of 4.00%; and an average life of 5 years, and recognized a non-cash discount against the note of $665,855 to be amortized over the life of the note. Amortization of that discount totaled approximately $487,000 of non-cash expense in the six month period ended June 30, 2005. Crestview Capital Master, LLC, a significant shareholder of the Company, participated in this transaction. In August 2005, the maturity date of the $5.14 million indebtedness was extended to March 31, 2006, and the notes were amended to provide that a 3% fee will be due on each of December 15, 2005 and January 30, 2006 if the loan is not repaid in full prior to December 1, 2005 or January 16, 2006, respectively. Other terms and conditions of the notes remain unchanged.

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

         Our notes payable at June 30, 2005 consisted of the following:

                                                                       BALANCE
                                                                       JUNE 30,
NOTES PAYABLE                                                           2005
---------------------------------------------------------------      -----------

Senior credit facility dated November 26, 2004;
   interest rate of Prime + 5.75%, payable monthly,
   with principle reductions also payable monthly
   based on 50% of Free Cash Flow (as defined in
   the credit facility) .......................................      $16,400,000
Notes issued in March 2005 Bridge Financing,
   exclusive of $453,828 discount, due
   date extended to March 31, 2006 ............................        4,925,699
Bank loan dated July 29, 2004; interest rate of
   7.25%, payable monthly .....................................          452,749
                                                                     -----------
   Total ......................................................      $21,778,448
                                                                     ===========

         We rent mining equipment pursuant to operating lease agreements, and made lease payments totaling approximately $984,161 during the six months ended June 30, 2005.

         In September 2004, we purchased an office building in Knoxville, Tennessee for $690,000, which is the new location of our corporate operations. The building has been pledged to satisfy certain OSM bonding requirements.

         For the six months ended June 30, 2005, we paid dividends to the holders of our Series A convertible preferred stock in the aggregate of approximately $529,000. We are required to make semi-annual cash dividend payments to the holder of the Series A preferred stock on June 30 and December 31.

OFF-BALANCE SHEET ARRANGEMENTS

         At June 30, 2005, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, variable interest or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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

         Our coal sales for the six months ended June 30, 2005 were approximately $28 million, and coal sales during fiscal 2004 were approximately $16.9 million. There is no assurance that we can achieve greater sales or generate profitable sales. We expect that many coal producers could produce and sell coal at lower prices per ton than our production cost rates, which could adversely affect our revenues and profits, if any. There is no assurance that we will ever operate profitably. There is no assurance that we will generate continued revenues or any profits, or that the market price of our common stock will be increased thereby.

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

OUR FUTURE SUCCESS DEPENDS UPON OUR ABILITY TO CONTINUE ACQUIRING AND DEVELOPING COAL RESERVES THAT ARE ECONOMICALLY RECOVERABLE.

         Our recoverable reserves will decline as we produce coal. We have not yet applied for the permits required or developed the mines necessary to use all of the coal deposits under our mineral rights. Furthermore, we may not be able to mine all of our coal deposits as profitably as we do at our current operations. Our future success depends upon our conducting successful exploration and development activities and acquiring properties containing economically recoverable coal deposits. Our current strategy includes increasing our coal deposits base through acquisitions of other mineral rights, leases, or producing properties and continuing to use our existing properties. Additionally, the federal government limits the amount of federal land that may be leased by any company to 150,000 acres nationwide. As of June 30, 2005, we leased no acres from the federal government. The limit could restrict our ability to lease significant federal lands.

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

OUR  OPERATIONS  COULD BE  ADVERSELY  AFFECTED IF WE FAIL TO  MAINTAIN  REQUIRED
BONDS.

         Federal and state laws require bonds or cash deposits to secure our obligations to reclaim lands used for mining, to pay federal and state workers' compensation, to secure coal lease obligations and to satisfy other miscellaneous obligations. At June 30, 2005, we had $4,526,600 of cash invested in certificates of deposit, against which irrevocable bank letters of credit are written in favor of OSM and had posted a $700,000 letter of credit in favor of OSM secured by our executive office building. Our failure to maintain, or inability to acquire, bonds that are required by state and federal law would have a material adverse effect on us. That failure could result from a variety of factors including the following:

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

         As of June 30, 2005, our officers and directors and their affiliates owned approximately 45% of our outstanding voting shares. As a result, our officers and directors are able to exert considerable influence over the outcome of any matters submitted to a vote of the holders of our common stock, including the election of our Board of Directors. The voting power of these shareholders could also discourage others from seeking to acquire control of us through the purchase of our common stock which might depress the price of our common stock.

ITEM 3.  CONTROLS AND PROCEDURES.

CONTROLS AND PROCEDURES

         Members of the company's management, including our Chief Executive Officer and President, Jon Nix, and Chief Financial Officer, Mark A. Oldham, have evaluated the effectiveness of our disclosure controls and procedures, as defined by paragraph (e) of Exchange Act Rules 13a-15 or 15d-15, as of June 30, 2005, the end of the period covered by this report. Based upon that evaluation, Messrs. Nix and Oldham concluded that our disclosure controls and procedures are effective.

INTERNAL CONTROL OVER FINANCIAL REPORTING

         There were no changes in our internal control over financial reporting or in other factors identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the six months ended June 30, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                                     PART II

                                OTHER INFORMATION

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

         Investors who paid cash consideration in either the Series A convertible preferred stock financing or convertible debt financing also received the right to purchase additional units of Series A convertible preferred stock and common stock purchase warrants. In April 2005, the Company issued 11.55 shares of its Series A convertible preferred stock and warrants to purchase 5,775 shares of its common stock upon the exercise by three holders of these purchase rights, and received gross proceeds of approximately $173,000 in connection with the sale of these securities. Each of the investors in these transactions represented to us that the investor was an "accredited investor" within the meaning of Rule 501 of Regulation D under the Securities Act of 1933, and that such investor was receiving the securities for investment and not in connection with a distribution thereof. The issuance and sales of these securities was exempt from the registration and prospectus delivery requirements of the Securities Act pursuant to Section 4(2) of the Securities Act as transactions not involving any public offering.

         In February 2005 we issued 933 shares of our common stock for cash proceeds of $3,333 upon the exercise of warrants issued in our 2004 financings. Each of the investors in the 2004 financing transactions represented to us that the investor was an "accredited investor" within the meaning of Rule 501 of Regulation D under the Securities Act of 1933, and that such investor was receiving the securities for investment and not in connection with a distribution thereof. The issuance and sales of these securities was exempt from the registration and prospectus delivery requirements of the Securities Act pursuant to Section 4(2) of the Securities Act as transactions not involving any public offering.

         During the six months ended June 30, 2005, holders of 68.77 shares of Series A convertible preferred stock with liquidation preferences totaling approximately $1 million converted their shares into 174,129 shares of common stock. The issuance of these securities was exempt from the registration requirements of the Securities Act pursuant to Section 3(a)(9) of the Securities Act as an exchange by the issuer with its existing security holders where no commission or other remuneration is paid for soliciting such exchange.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On June 7, 2005, we held our 2005 Annual Meeting of Shareholders. At the annual meeting, there were 17,263,878 shares entitled to vote, including 13,709,728 shares of common stock and Series A convertible preferred stock convertible into 3,554,150 shares of common stock. There were 10,251,260 shares (59.4% of the shares entitled to vote) represented at the meeting in person or by proxy, including 9,530,870 shares of common stock and Series A convertible preferred stock convertible into 721,100 shares of common stock. The only matter submitted to the shareholders at the annual meeting was the election of 5 directors. Immediately prior to and following the meeting, the Board of Directors was comprised of Jon Nix, Mark Oldham, Kenneth Scott, Scott Filstrup, and Robert Heinlein. The following summarizes vote results for those matters submitted to our stockholders for action at the annual meeting:

         1. Proposal to elect Jon Nix, Mark Oldham, Kenneth Scott, Scott Filstrup, and Robert Heinlein to serve as our directors for one year and until their successors has been elected:

                  Director                    For                    Withheld

                  Jon Nix                  10,766,735                  525

                Mark Oldham                10,766,735                  525
               Kenneth Scott               10,766,735                  525
               Scott Filstrup              10,700,420                 66,840
              Robert Heinlein              10,766,735                  525


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

                                          NATIONAL COAL CORP.


Date: August 15, 2005                         /s/ Mark A. Oldham
                                          --------------------------------------
                                      By:     Mark A. Oldham
                                      Its:    Chief Financial Officer
                                              (Principal Financial and
                                              Accounting Officer)