Form 10QSB
period 2005-09-30
NATIONAL COAL CORP
filed 2005-11-14
CIK 1089575

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the quarterly period ended September 30, 2005

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

         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days.

                              Yes  |X|      No |_|

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.

                              Yes  |_|      No |X|

         As of November 4, 2005, the issuer had 13,824,242 shares of common stock, par value $.0001 per share, issued and outstanding.

         Transitional Small Business Disclosure Format (check one):

                               Yes |_|      No |X|

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

          Condensed Consolidated Balance Sheet (unaudited)
             as of September 30, 2005.....................3

          Condensed Consolidated Statements of Operations
             (unaudited) for the three months and the nine
             months ended September 30, 2005 and 2004..........................4

          Condensed Consolidated Statements of Cash Flows
          (unaudited) for the nine months ended September
          30, 2005 and 2004....................................................5

          Notes to Condensed Consolidated Financial Statements.................6

Item 2.   Management's Discussion and Analysis or Plan of Operation...........11

Item 3.   Controls and Procedures.............................................30

PART II   OTHER INFORMATION...................................................31

Item 2.   Unregistered Sales of Securities and Use of Proceeds................31

Item 6.   Exhibits............................................................31

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

                               NATIONAL COAL CORP.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)

                                                                   SEPTEMBER 30,
                                                                       2005
                                                                   ------------
ASSETS
CURRENT ASSETS
   Cash and cash equivalents ................................      $    793,374
   Accounts receivable ......................................         2,166,034
   Inventory ................................................           495,039
   Prepaid and other ........................................           166,876
                                                                   ------------
     TOTAL CURRENT ASSETS ...................................         3,621,323

   Property, plant and equipment, net of accumulated
     depreciation, depletion and  amortization of
     $7,945,835 .............................................        47,743,583

   Certificates of deposit and reclamation bonds ............         5,340,841
   Loan acquisition costs, net of accumulated
      amortization of $356,923 ..............................           512,500
   Prepaid royalty ..........................................           107,980
   Deposits .................................................           560,195
                                                                   ------------
   TOTAL ASSETS .............................................      $ 57,886,422
                                                                   ============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
   Accounts payable .........................................      $  1,983,997
   Accrued expenses .........................................         4,636,187
   Current maturities of installment purchase
      obligations ...........................................         3,039,067
   Note payable .............................................         5,137,726
   Current maturities of bank loans .........................           288,021
                                                                   ------------
     TOTAL CURRENT LIABILITIES ..............................        15,084,998

   Senior secured credit facility ...........................        16,400,000
   Installment purchase obligations, net of
      current maturities ....................................         3,697,388
   Asset retirement obligations .............................         6,605,722
                                                                   ------------
     TOTAL LIABILITIES ......................................        41,788,108
                                                                   ------------

STOCKHOLDERS' EQUITY
   Series A convertible preferred stock,
       $.0001 par value; 5% coupon; 1,611
       shares authorized; 1,390.11 shares issued
       and outstanding, convertible into 3,475,275
       common shares ........................................              --
   Common stock, $.0001 per value; 80 million
      shares authorized; 13,824,242 shares
      issued and outstanding ................................             1,382
   Additional paid-in capital ...............................        33,670,308
   Accumulated deficit ......................................       (17,573,376)
                                                                   ------------
     TOTAL STOCKHOLDERS' EQUITY .............................        16,098,314
                                                                   ------------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY .............      $ 57,886,422
                                                                   ============

The accompanying notes are an integral part of these condensed consolidated financial statements.

                               NATIONAL COAL CORP.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                            THREE MONTHS                     NINE MONTHS
                                                ENDED                           ENDED
                                            SEPTEMBER 30,                   SEPTEMBER 30,
                                    ----------------------------    ----------------------------
                                        2004            2005            2004            2005
                                    ------------    ------------    ------------    ------------
REVENUES
  Coal sales ....................   $  4,410,287    $ 18,159,270    $  9,900,482    $ 46,754,319
  Loading services ..............           --           115,430            --           115,430
  Royalty receipts ..............           --              --           103,403            --
                                    ------------    ------------    ------------    ------------
   TOTAL REVENUE ................      4,410,287      18,274,700      10,003,885      46,869,749
                                    ------------    ------------    ------------    ------------

EXPENSES
  Cost of sales and selling
     expense ....................      4,591,496      13,031,078       9,042,434      35,898,144
  General and administrative ....      1,453,266       1,697,249       3,698,657       5,195,067
  Depreciation, depletion,
     accretion and amortization .      1,262,312       3,208,522       1,727,818       7,166,450
                                    ------------    ------------    ------------    ------------

   TOTAL OPERATING EXPENSES .....      7,307,074      17,936,849      14,468,909      48,259,661
                                    ------------    ------------    ------------    ------------

INCOME (LOSS) FROM OPERATIONS ...     (2,896,787)        337,851      (4,465,024)     (1,389,912)
                                    ------------    ------------    ------------    ------------

OTHER INCOME (EXPENSE)
Interest and financing fees .....       (320,759)     (1,054,180)     (1,011,137)     (2,801,755)
Other, net ......................            773         325,376           5,707         380,306
                                    ------------    ------------    ------------    ------------
  TOTAL OTHER INCOME (EXPENSE) ..       (319,986)       (728,804)     (1,005,430)     (2,421,449)
                                    ------------    ------------    ------------    ------------

NET (LOSS) ......................     (3,216,773)       (390,953)     (5,470,454)     (3,811,361)

PREFERRED STOCK DIVIDEND ........     10,828,553         264,020      10,828,553         859,785
                                    ------------    ------------    ------------    ------------

NET (LOSS) ATTRIBUTABLE TO COMMON
SHAREHOLDERS ....................   $(14,045,326)   $   (654,973)   $(16,299,007)   $ (4,671,146)
                                    ============    ============    ============    ============

BASIC AND DILUTED
NET (LOSS) PER COMMON SHARE .....   $      (1.27)   $      (0.05)   $      (1.52)   $      (0.34)
                                    ============    ============    ============    ============

WEIGHTED AVERAGE
COMMON SHARES ...................     11,072,554      13,804,791      10,699,362      13,671,490
                                    ============    ============    ============    ============

The accompanying notes are an integral part of these condensed consolidated financial statements.

                               NATIONAL COAL CORP.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                NINE MONTHS ENDED
                                                                                  SEPTEMBER 30,
                                                                          ----------------------------
                                                                              2004            2005
                                                                          ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net (loss) ..........................................................   $ (5,470,453)   $ (3,811,361)
  Adjustments to reconcile net (loss) to net cash provided by operating activities
     Depreciation, depletion, accretion and amortization ..............      1,727,818       7,166,450
     Loss on disposal of assets .......................................           --           406,304
     Issuance of common stock in lieu of interest payments ............        165,313            --
     Issuance of warrants for services ................................         48,760            --
     Non-cash compensation:
       Common stock issued in payment of accrued salary ...............        226,573            --
       Stock option expense ...........................................        677,531         672,568
     Changes in operating assets and liabilities:
       Receivables ....................................................       (638,938)       (262,300)
       Inventory ......................................................       (149,861)       (230,166)
       Prepaid and other ..............................................         27,850          96,823
       Accounts payable and accrued liabilities .......................         43,943       2,224,567
       Deferred revenue ...............................................        (39,313)           --
                                                                          ------------    ------------
         Net cash flows provided by (used in) operating activities ....     (3,380,777)      6,262,885
                                                                          ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Property, plant and equipment .......................................     (7,126,883)    (10,239,189)
  Reclamation bonds ...................................................           --          (814,241)
  Prepaid royalty .....................................................        (85,000)        284,520
  Deposits ............................................................     (4,010,600)       (404,195)
                                                                          ------------    ------------
     Net cash flows (used in) investing activities ....................    (11,222,483)    (11,173,105)
                                                                          ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of common and preferred stock ................     13,194,650         261,798
  Proceeds from exercise of options and warrants ......................         70,000         506,218
  Proceeds from issuance of notes payable .............................      7,725,000       7,083,083
  Loan acquisition costs ..............................................       (212,000)        (56,000)
  Payment of related party debt .......................................       (560,000)           --
  Proceeds from bank loans ............................................        652,586            --
  Payments on bank loans ..............................................           --          (244,887)
  Payments on installment purchase obligations ........................           --          (574,079)
  Payments on capital leases ..........................................       (458,803)     (1,090,468)
  Payments of dividends on preferred stock ............................           --          (533,769)
                                                                          ------------    ------------
     Net cash flows provided by financing activities ..................     20,411,433       5,351,896
                                                                          ------------    ------------

NET INCREASE IN CASH ..................................................      5,808,173         441,676
CASH AND CASH EQUIVALENTS BEGINNING OF PERIOD .........................            883         351,698
                                                                          ------------    ------------
CASH AND CASH EQUIVALENTS END OF PERIOD ...............................   $  5,809,056    $    793,374
                                                                          ------------    ------------

SUPPLEMENTAL DISCLOSURES
  Interest paid in cash ...............................................   $    432,442    $  2,109,079
   Non-cash investing and financing transactions:
      Installment purchase obligation incurred for equipment ..........           --         4,209,778
      Constructive dividend attributable to preferred shareholders ....     10,762,676          66,971
      Conversion of notes payable to preferred stock ..................      4,725,000            --
      Beneficial conversion discount of convertible notes payable .....      1,984,433            --
      Conversion of notes payable and accrued interest to common stock         697,864            --
      Stock issued in partial payment of land .........................        351,000            --

The accompanying notes are an integral part of these condensed consolidated financial statements.

                               NATIONAL COAL CORP.
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.       BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The accompanying unaudited consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) that, in the opinion of management, are considered necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented. The results of operations for such periods are not necessarily indicative of the results expected for the full fiscal year or for any future period. The accompanying financial statements should be read in conjunction with the audited consolidated financial statements of National Coal Corp. and consolidated subsidiaries (the "Company") included in the Company's Form 10-KSB for the fiscal year ended December 31, 2004.

         The discussion and analysis of the Company's financial condition and results of operations are based upon its consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate its estimates, including those related to the possible impairment of long-lived assets. We base estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

         The Company's customers are primarily investor-owned electric utilities and industrial concerns in the immediate and surrounding states. The Company mines, processes and sells high quality bituminous steam coal from mines located in Eastern Tennessee and Southeastern Kentucky. The Company owns the coal mineral rights to approximately 75,600 acres of land and leases the rights to another 39,300 acres. The Company has expanded its operations considerably since commencing operations from a single surface mine in Tennessee in July 2003. Currently, the Company's mining complexes include three underground mines, two surface mines, and one highwall mine. In addition, the Company maintains four preparation plants, two active and two idle, and four unit train loading facilities, two active and two inactive, served by the CSX and Norfolk Southern railroads.

         At the close of business on January 12, 2005, the Company effected a 1-for-4 reverse split of its issued and outstanding common stock as previously approved on October 12, 2004 by its board of directors and stockholders. All share and per share amounts for all periods presented herein reflect the effect of the reverse split.

2.       PROPERTY, PLANT AND EQUIPMENT

         It is the Company's policy to periodically review the estimated useful lives of its fixed assets. This review during the second quarter of 2005 indicated that the estimated lives for certain asset categories generally were determined to be less than that used in calculating depreciation expense. As a result, the Company revised the estimated useful lives of certain categories of property, principally mining equipment, as of April 1, 2005. The effect of this change in estimate was to increase depreciation expense and the net loss by approximately $890,000 ($0.06 per share) and $1,780,000 ($0.13 per share) for the three and nine months ended September 30, 2005, respectively.

3.       NOTES PAYABLE

              SENIOR SECURED CREDIT FACILITY

         On November 26, 2004, the Company's Tennessee subsidiary, National Coal Corporation, in connection with its acquisition of assets from Appalachian Fuels, LLC entered into a credit agreement with D. B. Zwirn Special Opportunities Fund, L.P., as Lender and administrative agent for the Lenders. The Company and its subsidiary, NC Transportation, Inc., a wholly-owned subsidiary of the Tennessee corporation, guaranteed the obligations of National Coal Corporation under the credit agreement. The credit agreement provides for an initial credit facility of $15 million with a subsequent additional credit facility not to exceed $6 million. The Company exercised its right to borrow $15 million on November 29, 2004, the proceeds of which were used to pay the remaining $12,250,000 of acquisition costs related to the acquisition of assets of Appalachian Fuels, LLC, pay transaction costs with respect to the closing of the credit facility and asset purchase, and fund working capital. Pursuant to an amendment to the credit agreement dated January 11, 2005, the Company borrowed an additional $1.4 million in January 2005 to fund its acquisition of mining equipment. Borrowings under the credit agreement bear interest at the rate of interest per annum publicly announced from time to time by JPMorgan Chase as its prime rate in effect at its principal office in New York City, plus 5.75%. At September 30, 2005, the interest rate on this credit agreement was 12.5%. The obligations under the credit agreement are secured by substantially all of the Company's assets and those of the Company's subsidiaries.

              NOTE PAYABLE

         In January 2005, the Company signed an agreement committing the Company to the purchase of a highwall miner for a total purchase price of approximately $5.5 million, and paid a $500,000 deposit toward that purchase commitment. In March 2005, the Company borrowed approximately $5.14 million pursuant to certain Note and Warrant Purchase Agreements and completed the purchase of this piece of mining equipment. The Company issued notes in the aggregate principal amount of approximately $5.14 million to three purchasers, including Crestview Capital Master, LLC, which is a significant shareholder of the Company. The notes had an original maturity date of August 10, 2005, are secured by the highwall miner, and have an interest rate of eighteen percent (18%) per annum calculated from the 61st day until maturity. The Company paid an origination fee of approximately $200,000 upon the execution of the loan document. The note purchasers were also issued 5-year common stock purchase warrants to purchase up to 140,000 shares of the Company's common stock at an exercise price per share of $8.50. In August 2005, the maturity date of the $5.14 million indebtedness was extended to March 31, 2006, and the notes were amended to provide that a 3% fee will be due on each of December 15, 2005 and January 30, 2006 if the loan is not repaid in full prior to December 1, 2005 or January 16, 2006, respectively. In November 2005, the notes were amended to extend from December 1, 2005 to December 23, 2005 and from January 16, 2006 to February 6, 2006 the dates by which the notes can be repaid without the additional 3% fee. Other terms and conditions of the notes remain unchanged.

              INSTALLMENT PURCHASE OBLIGATIONS

         In August 2005, the Company's wholly-owned subsidiary, National Coal Corporation, entered into installment sale contracts with heavy equipment suppliers, effective in July 2005, pursuant to which National Coal Corporation purchased, and financed or refinanced, certain equipment used in its coal mining operations.

         Pursuant to the installment sale contracts, the Company financed and/or refinanced approximately $7.3 million in equipment at the following rates with respect to the following amounts:


         Annual Percentage Rate           Financed Amount
         ----------------------           ---------------
                  5.22%                         $ 879,010
                  6.11%                         4,967,673
                  7.65%                           870,967
                                          ---------------
                  Total                        $6,717,650
                                          ===============

         The total $6,717,650 principal balance of these contracts include refinancing $2,936,590 of the capital leases included on the June 30, 2005 balance sheet which resulted in the recognition of a gain of $328,286. The remaining $3,781,060 is additional indebtedness related to the purchase of additional equipment and equipment formerly under operating lease. The installment sale contracts require monthly payments of principal and interest through January 14, 2008. The obligations under the installment sale contracts are secured by the equipment purchased by us thereunder. During the nine months ended September 30, 2005, the Company repaid $1,664,547 of capital lease obligations and debt related to the installment sale contracts.

         In July 2005, the Company purchased one permitted mine, a preparation plant and loadout, haul road and other miscellaneous assets (the "Baldwin
Facility") located within the boundaries of our coal mining properties in Devonia, Tennessee. The Company previously leased a portion of these facilities. The Company acquired the Baldwin Facility by assuming current liabilities of the seller consisting of outstanding reclamation bond obligations of approximately $1,000,000.

4.       EQUITY TRANSACTIONS

              REGISTRATION STATEMENT

         On May 6, 2005, the Company filed with the Securities and Exchange Commission, a post effective amendment #1 to Form SB-2 on a Form S-3 registration statement to register the resale by the selling stockholders identified therein, of an aggregate of 17,188,996 shares of the Company's common stock which was then outstanding or which could be acquired by the selling stockholders from the Company upon the conversion or exercise of options, warrants, and Series A convertible preferred stock. The amendment was declared effective by the United States Securities and Exchange Commission on May 12, 2005.

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

         Investors who paid cash consideration in either the Series A convertible preferred stock financing or convertible debt financing also received the right to purchase additional units of Series A convertible preferred stock and common stock purchase warrants. Each of these investors could purchase, at a price of $15,000 per unit, up to a number of units with an aggregate purchase price equal to 33.33% of the amount invested in the initial financing. Each unit consisted of one share of Series A convertible preferred stock and two-year warrants to purchase up to 500 shares of common stock at an exercise price of $8.40 per share. In December 2004, the Company issued 241.33 shares of its Series A convertible preferred stock and warrants to purchase 482,660 shares of its common stock upon the exercise by certain holders of these purchase rights, and received gross proceeds of approximately $3,620,000 in connection with the sale of these securities. In February 2005, the Company issued 4.66 shares of its Series A convertible preferred stock and warrants to purchase 2,330 shares of its common stock upon the exercise by certain holders of these purchase rights, and received gross proceeds of approximately $70,000 in connection with the sale of these securities. In April 2005, the Company issued 11.55 shares of its Series A convertible preferred stock and warrants to purchase 5,775 shares of its common stock upon the exercise by certain holders of these purchase rights, and received gross proceeds of approximately $173,000 in connection with the sale of these securities. The remaining purchase rights expired on April 28, 2005.

              ISSUANCE OF COMMON STOCK UPON CONVERSION OF SERIES A CONVERTIBLE PREFERRED STOCK

         During the nine months ended September 30, 2005, holders of 82.77 shares of Series A convertible preferred stock with liquidation preferences totaling approximately $1.2 million converted their shares into 209,958 shares of common stock.

              ISSUANCE OF COMMON STOCK PURSUANT TO THE EXERCISE OF OPTIONS

         During the nine months ended September 30, 2005, the Company issued 222,940 shares of common stock and received gross proceeds of $506,218 upon the exercise of stock options by employees.

5.       EVENTS SUBSEQUENT TO SEPTEMBER 30, 2005

              EXTENSION OF TIME TO REPAY NOTES WITHOUT PENALTY

         In January 2005, the Company signed an agreement committing the Company to the purchase of a highwall miner for a total purchase price of approximately $5.5 million, and paid a $500,000 deposit toward that purchase commitment. In March 2005, the Company borrowed approximately $5.14 million pursuant to certain Note and Warrant Purchase Agreements and completed the purchase of this piece of mining equipment. The Company issued notes in the aggregate principal amount of approximately $5.14 million to three purchasers, including Crestview Capital Master, LLC, which is a significant shareholder of the Company. The notes had an original maturity date of August 10, 2005, are secured by the highwall miner, and have an interest rate of eighteen percent (18%) per annum calculated from the 61st day until maturity. The Company paid an origination fee of approximately $200,000 upon the execution of the loan document. The note purchasers were also issued 5-year common stock purchase warrants to purchase up to 140,000 shares of the Company's common stock at an exercise price per share of $8.50. In August 2005, the maturity date of the $5.14 million indebtedness was extended to March 31, 2006, and the notes were amended to provide that a 3% fee will be due on each of December 15, 2005 and January 30, 2006 if the loan is not repaid in full prior to December 1, 2005 or January 16, 2006, respectively. In November 2005, the notes were amended to extend from December 1, 2005 to December 23, 2005 and from January 16, 2006 to February 6, 2006 the dates by which the notes can be repaid without the additional 3% fee. Other terms and conditions of the notes remain unchanged.

              PURCHASE OF EQUIPMENT SECURING ADDITIONAL INDEBTEDNESS

         On November 1, 2005, the Company purchased for approximately $1,775,000 from Calvary Coal Company, Inc. and Free Dome Coal, Inc. various equipment to be used in support of the Company's Straight Creek underground mining operation. The Company financed the purchase as follows:

Cash down payment                                             $     75,239
Note payable to Calvary Coal Company, Inc.
   dated November 1, 2005, payable in four
   monthly installments of $100,000 each,
   beginning December 1, 2005; non-interest-bearing                400,000
Note payable to a bank, dated November 1, 2005;
   interest rate of Prime plus 1%, principal
   and interest payable monthly in approximately
   equal installments  beginning December 1,
   2005, secured by certain mining equipment                     1,300,000
                                                              ------------
   Total                                                      $  1,775,239
                                                              ============

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

         THIS DISCUSSION SUMMARIZES THE SIGNIFICANT FACTORS AFFECTING THE CONSOLIDATED OPERATING RESULTS, FINANCIAL CONDITION AND LIQUIDITY AND CASH FLOWS OF NATIONAL COAL CORP. FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2005 AND SEPTEMBER 30, 2004. EXCEPT FOR HISTORICAL INFORMATION, THE MATTERS DISCUSSED IN THIS MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION ARE FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES AND ARE BASED UPON JUDGMENTS CONCERNING VARIOUS FACTORS THAT ARE BEYOND OUR CONTROL. ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE PROJECTED IN THE FORWARD-LOOKING STATEMENTS AS A RESULT OF, AMONG OTHER THINGS, THE FACTORS DESCRIBED BELOW UNDER THE CAPTION "CAUTIONARY STATEMENTS AND RISK FACTORS."

OVERVIEW

         We mine, process and sell high quality bituminous steam coal from mines located in Eastern Tennessee and Southeastern Kentucky. We own the coal mineral rights to approximately 75,600 acres of land and lease the rights to another 39,300 acres. We have expanded our operations considerably since commencing operations from a single surface mine in Tennessee in July 2003. Currently, our mining complexes include three underground mines, two surface mines, and one highwall mine. In addition, we maintain four preparation plants, two active and two idle, and four unit train loading facilities, two active and two inactive, served by the CSX and NS railroads. Since we commenced production in July 2003, our mines have produced approximately 1.1 million tons of coal. Of the approximately 1.1 million tons produced, approximately 60% was produced at underground mines, 26% was produced at surface mines, and the remaining portion was produced at our highwall mine. We hold permits that allow us to open five new mines close to our current operations, most of which we expect to be operational by the end of 2006.

         Since our inception, we have sold our coal primarily to electric utility companies in the Southeastern United States. For the nine month period ended September 30, 2005, approximately 83% of our revenue was generated from coal sales to electric utility companies in the Southeastern United States and our three largest customers represent approximately 30%, 25% and 13% of our revenues, respectively.

         We also sell coal that we purchase from third party coal producers on a case by case basis. Additionally, when capacity is available, we charge third party coal producers a negotiated price per ton for their use of our load-out facilities. These load-out facilities allow easy, direct access to load previously mined coal onto rail cars for shipment to their customers.

         Our revenues depend largely on the price at which we are able to sell our coal. We believe that the current pricing environment in the United States is strong. Any decrease in coal prices due to, among other things, the demand for electricity and the price and availability of alternative fuels for electricity generation, and the supply of domestic and foreign coal, could adversely affect our revenues and our ability to generate cash flows in the future.

         To mitigate the effect of possible long-term price decreases, we have entered into long-term supply contracts. As of September 30, 2005, we had sales commitments in place for approximately 100% of our planned 2005 production, 59% of our planned 2006 production and approximately 24% of our planned 2007 production. We have taken advantage of a strong pricing environment to obtain long-term (greater than 12 months in duration) supply agreements with key customers at prices averaging over $50 per ton. We plan to continue to capitalize on the currently strong pricing environment by pursuing additional long-term contracts and opportunistically selling coal on the spot market for the reminder of our uncommitted planned production.

         Our revenues also depend on our coal production capacity. We have increased our coal production since our inception. We intend to further expand our production by increasing our production from our current reserves and by opening new mines.

         Our results of operations depend on the cost of coal production. Our primary expenses are wages and benefits, repair and maintenance expenditures, diesel fuel purchases, blasting supplies, coal transportation costs, cost of purchased coal, freight and handling costs and taxes incurred in selling coal. The coal industry has been highly competitive with very low margins during the past several years. Recently, the surge in prices for natural gas has made coal more competitive with that alternative energy source, which has enabled coal-fired power plants to be price competitive with natural gas-fired power plants. We believe this has caused increased demand for coal and has resulted in higher prices and improved margins for our product. However, the price of coal is very volatile, and there can be no assurances that the price of coal will not drop below current levels. To reduce our exposure to fluctuations in the price of coal, we plan to maintain long-term contracts with respect to a majority of our coal production. For additional information regarding some of the risks and uncertainties that affect us and our industry, see "Cautionary Statements and Risk Factors."

         We estimate that our cost of commencing mining operations at a new mine is approximately $500,000 to $750,000, including the cost of reclamation bonds. Presently, we do not generate sufficient cash from operations to open more than one new mine at a time.

CRITICAL ACCOUNTING POLICIES, JUDGMENTS AND ESTIMATES

         The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to computing depreciation, depletion, amortization, accretion, reclamation liability, workers compensation liability, asset impairment, valuation of non-cash transactions, and recovery of receivables. Estimates are then based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

         ASSET RETIREMENT OBLIGATION. The Surface Mining Control and Reclamation Act of 1977 and similar state statutes require that mine properties be restored in accordance with specified standards and an approved reclamation plan. Significant reclamation activities include reclaiming refuse and slurry ponds, reclaiming the pit and support acreage at surface mines, and sealing portals at deep mines. Reclamation activities that are performed outside of the normal mining process are accounted for as asset retirement obligations in accordance with the provisions of Statement of Financial Accounting Standards, or SFAS, No. 143, "Accounting For Asset Retirement Obligations". We record our reclamation obligations on a mine-by-mine basis based upon current permit requirements and estimated reclamation obligations for such mines as determined by the Office of Surface Mining and/or the Kentucky Department for Natural Resources when we post a predetermined amount of reclamation bonds prior to commencing mining operations. The Office of Surface Mining's and/or the Kentucky Department for Natural Resources' estimates of disturbed acreage are determined based on approved mining plans and related engineering data. Cost estimates are based upon estimates approved by OSM based on historical costs. In accordance with SFAS No. 143, we determine the fair value of our asset retirement obligations using a discounted cash flow methodology based on a discount rate related to the rates of U.S. Treasury bonds with maturities similar to the expected life of a mine, adjusted for our credit standing.

         On at least an annual basis, we review our entire reclamation liability and make necessary adjustments for permit changes granted by the permit-issuing authorities, additional costs resulting from accelerated mine closures, and revisions to cost estimates and productivity assumptions, to reflect current experience. At September 30, 2005, we had recorded asset retirement obligation liabilities of approximately $6.6 million. While the precise amount of these future costs cannot be determined with certainty, as of September 30, 2005, we estimate that the aggregate undiscounted cost of final mine closure is approximately $12.3 million.

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

         In December 2004, the FASB issued SFAS No. 123(R), SHARE-BASED PAYMENT. SFAS No. 123(R) is a revision of SFAS No. 123, ACCOUNTING FOR STOCK BASED COMPENSATION, and supersedes APB Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES. Among other things, SFAS No. 123(R) eliminates the use of APB Opinion No. 25 and the intrinsic value method of accounting, and requires companies to recognize the cost of employee services received in exchange for awards of equity instruments, based on the grant date fair value of those awards, in the financial statements. The effective date of SFAS No. 123(R) for public entities that file as small business issuers is the first reporting period after December 15, 2005, although early adoption is allowed. SFAS No. 123(R) permits companies to adopt its requirements using either a MODIFIED PROSPECTIVE method, or a MODIFIED RETROSPECTIVE method. Under the MODIFIED PROSPECTIVE method, compensation cost is recognized in the financial statements beginning with the effective date, based on the requirements of SFAS No. 123(R) for all share-based payments granted after that date, and based on the requirements of SFAS No. 123 for all unvested awards granted prior to the effective date of SFAS No. 123(R). Under the MODIFIED RETROSPECTIVE method, the requirements are the same as under the MODIFIED PROSPECTIVE method, but also permits entities to restate financial statements of previous periods based on pro forma disclosures made in accordance with SFAS No. 123.

         We currently use a standard option pricing model to measure the fair value of stock options granted to employees. While SFAS No. 123(R) permits entities to use such a model, the standard also permits use of a LATTICE model. National Coal has not yet determined which model it will use to measure fair value of the employee stock options upon the adoption of SFAS No. 123(R).

         SFAS No. 123(R) also requires that the benefits associated with the tax deductions in excess of recognized compensation cost be reported as a financing cash flow, rather than as an operating cash flow as required under current pronouncements. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after the effective date. These future amounts cannot be estimated, because they depend on, among other things, when employees exercise stock options.

         We expect to adopt SFAS No. 123(R) effective January 1, 2006; however the aforementioned adoption method to be used has not yet been determined. National Coal is currently reviewing the requirements of SFAS No. 123(R) and has not determined the effects of adoption, although a reduction in net earnings is anticipated.

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

                                                THREE MONTHS              NINE MONTHS
                                                   ENDED                     ENDED
                                               SEPTEMBER 30,             SEPTEMBER 30,
                                             -------------------      ------------------
                                               2004        2005         2004       2005
                                             -------     -------      ------     -------
Revenues..................................     100.0 %     100.0 %     100.0 %     100.0 %
                                             -------     -------      ------     -------
Operating expenses:
   Cost of sales and selling expenses.....     104.1        71.3        90.4        76.6
   General and administrative.............      33.0         9.3        37.0        11.1
   Depreciation, depletion, accretion and
     amortization.........................      28.6        17.6        17.3        15.3
                                             -------     -------      ------     -------
     Total operating expenses.............     165.7        98.2       144.7       103.0
                                             -------     -------      ------     -------
Gain or (loss) from operations............     (65.7)        1.8       (44.7)       (3.0)
Other income (expense):
   Interest expense and financing fees....      (7.3)       (5.8)      (10.1)       (6.0)
   Other income (expense), net............       0.0         1.8         0.1         0.8
                                             -------     -------      ------     -------
Net (loss)................................     (73.0)%      (2.2)%     (54.7)%      (8.2)%
                                             =======     =======      ======     =======

     COMPARISON OF THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2005 AND SEPTEMBER 30, 2004

         REVENUES

                              THREE MONTHS                           NINE MONTHS
                                 ENDED                                  ENDED
                              SEPTEMBER 30,                          SEPTEMBER 30,
                       -------------------------   PERCENT    -------------------------   PERCENT
                         2004           2005       CHANGE         2004          2005      CHANGE
                       ----------    -----------   -------    -----------   -----------   -------
Coal sales..........   $4,410,287    $18,159,270    311.7%    $ 9,900,482   $46,754,319   372.2%
Loading services....           --        115,430        *              --       115,430       *
Royalty receipts....           --             --        *         103,403            --       *
                       ----------    -----------              -----------   -----------
   Total revenues...   $4,410,287    $18,274,700    314.4%    $10,003,885   $46,869,749   368.5%

* - Not meaningful

         For the nine months ended September 30, 2005, our revenues were derived from coal sales to 13 customers, six of which were utilities and seven of which were industrial customers. Our five largest customers, all of which were utilities, represented 90% of our total revenue. For the nine-month period ended September 30, 2004, we had a total of five customers, two utilities of which accounted for approximately 88% of our sales. The significant increase in coal sales in the 2005 period is mainly attributable to increased mining activity and the entering into of long-term contracts with multiple industrial and utility customers. In the 2005 period, we also derived revenues from loading services, where we charge a negotiated price per ton for third parties to use our load-out facilities to transport coal by rail. We began providing a service to a third party coal producer in August 2005 for which we charge a negotiated price per ton for the use of our load-out facility. There were no royalty receipts for the nine months ended September 30, 2005, and we do not anticipate any significant royalty revenues for the foreseeable future.

         OPERATING EXPENSES

              COST OF SALES AND SELLING EXPENSES

                              THREE MONTHS                           NINE MONTHS
                                 ENDED                                 ENDED
                              SEPTEMBER 30,                         SEPTEMBER 30,
                       -------------------------   PERCENT    -------------------------   PERCENT
                         2004           2005       CHANGE         2004            2005    CHANGE
                       ----------    -----------   -------    -----------   -----------   -------
Cost of sales and
  selling expenses...  $4,591,496    $13,031,078    183.8%     $9,042,434   $35,898,144    297.0%

         Cost of sales and selling expenses consist primarily of salary, benefits and other compensation costs paid directly to miners, and direct costs paid to third party vendors whose goods and services were directly used in the process of producing coal inventory. Third party vendor costs include equipment leases and maintenance costs, blasting costs, fuel costs, parts and supplies, coal purchases, and transportation costs. The increase in costs of sales and selling expenses in the 2005 period as compared to the 2004 period is primarily due to the increase in mining activity. Our cost of sales and selling expenses as a percentage of revenues has consistently improved since 2004, from 94.0% to 85.3% to 74.5% to 71.3% in the year ended December 31, 2004, and the three months ended March 31, 2005, June 30, 2005 and September 30, 2005, respectively.

         GENERAL AND ADMINISTRATIVE EXPENSES

                              THREE MONTHS                               NINE MONTHS
                                 ENDED                                      ENDED
                              SEPTEMBER 30,                              SEPTEMBER 30,
                       -------------------------   PERCENT    -------------------------   PERCENT
                         2004           2005       CHANGE         2004            2005    CHANGE
                       ----------    -----------   -------    -----------   -----------   -------
General and adminis-
   trative expenses..  $1,453,266    $1,697,249     16.8%      $3,698,657   $5,195,067     40.5%

         General and administrative expenses primarily include salary, benefits and related expenses; executive, financial, and accounting consulting expenses; legal and outside audit professional fees; insurance expenses; and travel and travel related expenses. The increase in general and administrative expenses in the 2005 periods as compared to the 2004 periods is primarily attributable to an increase in administrative costs due to the increase in the volume of coal production and sales after we expanded production on both existing properties and on operations acquired in the previous year. As a percentage of revenues, general and administrative expenses decreased in the 2005 periods because the increase in sales exceeded that of general and administrative expenses. Our goal is to continue increasing sales while keeping general and administrative expense increases to a minimum.

              DEPRECIATION, DEPLETION, ACCRETION AND AMORTIZATION EXPENSE

                                 THREE MONTHS                            NINE MONTHS
                                    ENDED                                   ENDED
                                 SEPTEMBER 30,                          SEPTEMBER 30,
                          -------------------------   PERCENT    -------------------------   PERCENT
                            2004           2005       CHANGE         2004          2005      CHANGE
                          ----------    -----------   -------    -----------   -----------   -------
Depreciation, depletion,
   accretion and
   amortization expense.. $1,262,312    $3,208,522     154.2%    $1,727,818     $7,166,450     314.8%

         The increase in depreciation, depletion, accretion and amortization expense for the nine months ended September 30, 2005 as compared to the comparable period in 2004, is primarily attributable to the acquisition of property, plant and equipment in support of increased mining activity. It is the Company's policy to periodically review the estimated useful lives of its fixed assets. This review during the second quarter of 2005 indicated that the estimated actual lives for certain asset categories generally were determined to be less than that used in calculating depreciation expense. As a result, we revised the estimated useful lives of certain categories of property, principally mining equipment, as of April 1, 2005. The effect of this change in estimate was to increase depreciation expense and the net loss by approximately $890,000 ($0.06 per share) and $1,780,000 ($0.13 per share) for the three and nine months ended September 30, 2005, respectively. Because coal mining is capital intensive, we expect our depreciation expense to increase in the remainder of 2005 and beyond as we increase coal production.

              OTHER INCOME (EXPENSE)

                                 THREE MONTHS                            NINE MONTHS
                                    ENDED                                   ENDED
                                 SEPTEMBER 30,                          SEPTEMBER 30,
                          -------------------------   PERCENT    -------------------------   PERCENT
                             2004           2005      CHANGE         2004          2005      CHANGE
                          ----------    -----------   -------    -----------   -----------   -------
Interest expense and
   financing fees.......   $(320,759)   $(1,054,180)   228.7%    $(1,011,137)  $(2,801,755)   177.1%
Other income
   (expense), net.......         773        325,376       *            5,707       380,306        *
                           ---------    -----------              -----------   -----------
   Total other income
      (expense).........   $(319,986)    $ (728,804)   127.8%    $(1,005,430)  $(2,421,449)   140.8%

* - Not meaningful

         The increase in other income (expense), net, for the three months and nine months ended September 30, 2005 compared to the corresponding periods in the previous year is primarily attributable to added borrowings for asset acquisitions made during 2004 and the first nine months of 2005.

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

LIQUIDITY AND CAPITAL RESOURCES

         As of September 30, 2005, we had cash and cash equivalents of approximately $793,374. As of September 30, 2005, we had negative net working capital of approximately $11.5 million. We anticipate the need to acquire additional assets and/or mining operations, and will likely be required to raise additional funds by issuing additional equity or debt securities, the amount and timing of which will depend in large part on our spending program and our ability to generate cash flow from operations in future months.

         In November 2004, we entered into a senior secured credit facility and borrowed $15 million to facilitate our purchase of assets from Appalachian Fuels, LLC. We borrowed an additional $1.4 million in January 2005 pursuant to this senior secured credit facility, some proceeds of which were used for the deposit on and purchase of a $5.5 million high wall miner.

         In March 2005, we borrowed an additional $5.14 million in a separate transaction to complete the purchase of the high wall miner equipment. In August 2005, the maturity date of the $5.14 million indebtedness was extended to March 31, 2006, and a 3% fee will be due on each of December 15, 2005 and January 30, 2006 if the loan is not repaid in full prior to December 1, 2005 or January 16, 2006, respectively. In November 2005, the notes were amended to extend from December 1, 2005 to December 23, 2005 and from January 16, 2006 to February 6, 2006 the dates by which the notes can be repaid without the additional 3% fee. Other terms and conditions of those notes remain unchanged.

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

         CASH FLOWS

         We currently satisfy our working capital requirements primarily through cash flows generated from operations and sales of equity and debt securities. For the nine months ended September 30, 2005, we had a net increase in cash of approximately $442,000. Cash flows from operating, financing and investing activities for the nine months ended September 30, 2004 and the nine months ended September 30, 2005 are summarized in the following table:

                                                           NINE MONTHS
                                                       ENDED SEPTEMBER 30,
                                                -------------------------------
ACTIVITY:                                           2004               2005
------------------------------------------      ------------       ------------
Operating activities .....................      $ (3,380,777)      $  6,262,885
Investing activities .....................       (11,222,483)       (11,173,105)
Financing activities .....................        20,411,433          5,351,896
                                                ------------       ------------

Net increase (decrease) in cash ..........      $  5,808,173       $    441,676
                                                ============       ============

         OPERATING ACTIVITIES

         The net cash provided by operating activities of approximately $6.3 million during the nine months ended September 30, 2005 was primarily the result of the net loss of approximately $3.8 million and increases in accounts payable and accrued liabilities of approximately $2.2 million, increases in receivables of approximately $262,000, and increases in inventory of approximately $230,000. The non-cash expenses recorded during the first nine months of 2005 included depreciation, depletion, accretion and amortization of approximately $7.2 million, loss on disposal of assets of $406,304 and stock option expense of approximately $673,000. The increase in accounts payable is primarily a result of increased operational activity. Cash generated from operating activities during the nine months ended September 30, 2005 increased by approximately $9.6 million when compared to the same period in 2004. This is due to the increased volume of production and sales.

         INVESTING ACTIVITIES

         The approximately $11.2 million of cash used in investing activities during the nine months ended September 30, 2005 was due primarily to the purchase of property, plant and equipment. The most significant single investment was the purchase of a high wall miner ($5.5 million) which, along with other equipment purchases, has allowed us to increase production significantly. To the extent that we make additional asset acquisitions in the balance of 2005 similar to our investing activities in 2004, we will need to raise additional cash from outside sources. If additional funds are raised through the issuance of equity securities, the current stockholders may experience dilution. Furthermore, there can be no assurance that additional financings will be available when needed or that if available, such financings will include terms favorable to our stockholders. If such financings are not available when required or are not available on acceptable terms, we may be unable to take advantage of business opportunities or respond to competitive pressures, any of which could have a material adverse effect on our business, financial condition and results of operations.

         FINANCING ACTIVITIES

         The net cash provided by financing activities of approximately $5.4 million during the nine months ended September 30, 2005 was primarily the result of approximately $7 million raised from sales of debt securities. During the nine months ended September 30, 2005, approximately $768,000 was raised by the exercise of options, warrants and additional purchase rights for the purchase of common and preferred stock from the Company. Payments on bank loans and capital leases were approximately $245,000 and $1.7 million, respectively, for the nine months ended September 30, 2005. We paid approximately $534,000 in dividends on preferred stock during the nine months ended September 30, 2005, while no similar payment was made in the comparable period in 2004. There was an approximately $12.9 million decrease in the amount of cash generated from the issuance of common and preferred stock when comparing the nine months ended September 30, 2005 to the comparable period in 2004. Approximately $1.7 million was paid on capital leases and installment purchase obligations in the first nine months of 2005, compared to approximately $459,000 which was paid during the comparable period in 2004.

              SALES OF PREFERRED STOCK AND WARRANTS

         In February and April 2005, we issued 16.21 shares of Series A convertible preferred stock and two-year warrants to purchase 8,105 shares of its common stock upon the exercise by certain holders of purchase rights, and received gross proceeds of approximately $240,000 in connection with the sale of these securities. As of September 30, 2005, there were outstanding 1,390.11 shares of our Series A convertible preferred stock.

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

         On August 31, 2004, the closing price of our common stock on the NASDAQ Over-the-Counter Bulletin Board was $9.40. Since this closing price exceeded the $6.00 conversion price of the Series A preferred stock, and the $8.40 exercise price for the warrants, we recognized a one-time constructive dividend of $10,762,676 pursuant to the calculation of the beneficial conversion value for both the initial issuance of our Series A convertible preferred stock and the attached warrants on August 31, 2004 with conversion prices below the market price of the common stock. The beneficial conversion value of the warrants was calculated using a Black-Scholes option-pricing model with the following weighted average assumptions: no dividend yield, expected volatility rate of 48%; risk free interest rate of 3.50%; and an average life of 2 years. During the nine months ended September 30, 2005, we recognized additional constructive dividends of 66,972 pursuant to the additional Series A purchase right investments exercised in 2005. There were no additional constructive dividends recognized in the three months ended September 30, 2005. The beneficial conversion value of the additional warrants was calculated using a Black-Scholes option-pricing model with the following weighted average assumptions: no dividend yield, expected volatility rates of between 30% and 162%; risk free interest rate of 3.75%; and an average life of approximately 1.5 years.

              CONVERSIONS OF SERIES A CONVERTIBLE PREFERRED STOCK

         During the nine months ended September 30, 2005, holders of Series A convertible preferred stock with liquidation preferences totaling approximately $1.2 million converted their shares into common stock.

              ISSUANCE OF STOCK PURSUANT TO THE EXERCISE OF OPTIONS

         During the nine months ended September 30, 2005, the Company issued 222,940 shares of common stock and received gross proceeds of $506,218 upon the exercise of stock options by employees.

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

              MARCH 2005 BRIDGE FINANCING

         In January 2005, we signed an agreement committing us to the purchase of a highwall miner for a total purchase price of approximately $5.5 million, and paid a $500,000 deposit toward that purchase commitment. In March 2005, we borrowed an additional approximately $5.14 million and completed the purchase of this piece of mining equipment. The notes had an original maturity of August 10, 2005, are secured by the highwall miner, and have a rate of interest of eighteen percent (18%) per annum calculated from the 61st day until maturity. We paid an origination fee of approximately $200,000 upon the execution of the loan documents. The lenders were also issued 5-year common stock purchase warrants to purchase an aggregate of up to 140,000 shares of the Company's common stock at an exercise price per share of $8.50. We valued these warrants using the Black-Scholes option-pricing model with the following weighted average assumptions: no dividend yield, expected volatility rate of 133%; risk free interest rate of 4.00%; and an average life of 5 years, and recognized a non-cash discount against the note of $665,855 to be amortized over the life of the note. The discount has been fully amortized, resulting in $665,855 of non-cash expense in the nine month period ended September 30, 2005. Crestview Capital Master, LLC, a significant shareholder of the Company, participated in this transaction. In August 2005, the maturity date of the $5.14 million indebtedness was extended to March 31, 2006, and the notes were amended to provide that a 3% fee will be due on each of December 15, 2005 and January 30, 2006 if the loan is not repaid in full prior to December 1, 2005 or January 16, 2006, respectively. In November 2005, the notes were amended to extend from December 1, 2005 to December 23, 2005 and from January 16, 2006 to February 6, 2006 the dates by which the notes can be repaid without the additional 3% fee. Other terms and conditions of the notes remain unchanged.

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

         Our material indebtedness at September 30, 2005 consisted of the following:

                                                                     BALANCE
                                                                   SEPTEMBER 30,
                                                                       2005
--------------------------------------------------------------------------------

Senior credit facility dated November 26, 2004;
   interest rate of Prime + 5.75%, payable monthly,
   with principle reductions also payable monthly
   based on 50% of Free Cash Flow (as defined
   in the credit facility)...................................      $  16,400,000
Installment purchase obligations effective July 2005,
   interest rates from 5.22% to 7.65%, payments due
   monthly through January 2008..............................          6,736,455
Notes maturing issued in March 2005 Bridge Financing,
   due date extended to March 31, 2006.......................          5,137,726
Bank loan dated July 29, 2004; interest rate of 7.25%,
   payable monthly ...................... ...................            288,021
                                                                   -------------
   Total.....................................................      $  28,562,202
                                                                   =============

         We rent mining equipment pursuant to operating lease agreements, and made lease payments totaling approximately $1,240,946 during the nine months ended September 30, 2005.

         In September 2004, we purchased an office building in Knoxville, Tennessee for $690,000, which is the new location of our corporate operations. The building has been pledged to satisfy certain OSM bonding requirements.

         For the nine months ended September 30, 2005, we paid dividends to the holders of our Series A convertible preferred stock in the aggregate of approximately $529,000. We are required to make semi-annual cash dividend payments to the holder of the Series A preferred stock on June 30 and December 31.

OFF-BALANCE SHEET ARRANGEMENTS

         At September 30, 2005, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, variable interest or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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

WE CANNOT ASSURE YOU THAT OUR LIMITED REVENUES WILL BE SUFFICIENT TO OPERATE AS A GOING CONCERN, OR THAT WE WILL GENERATE GREATER REVENUES IN THE FUTURE.

         We were formed to create a regional coal producer in Tennessee. We had no revenues from inception until the third quarter 2003 when we began mining operations. We are not profitable and have a limited operating history. We must be regarded as a risky venture with all of the unforeseen costs, expenses, problems, risks and difficulties to which such ventures are subject.

         Our coal sales for the nine months ended September 30, 2005 were approximately $46.8 million, and coal sales during fiscal 2004 were approximately $16.9 million. There is no assurance that we can achieve greater sales or generate profitable sales. We expect that many coal producers could produce and sell coal at lower prices per ton than our production cost rates, which could adversely affect our revenues and profits, if any. There is no assurance that we will ever operate profitably. There is no assurance that we will generate continued revenues or any profits, or that the market price of our common stock will be increased thereby.

OUR  INABILITY  TO  DIVERSIFY  OUR   OPERATIONS   MAY  SUBJECT  US  TO  ECONOMIC
FLUCTUATIONS WITHIN OUR INDUSTRY.

         Our limited financial resources reduce the likelihood that we will be able to diversify our operations. In addition, if we ever decided that it was necessary or advantageous to do so, our limited financial resources reduce the likelihood that we would be able to diversify our operations. Our probable inability to diversify our activities into more than one business area will subject us to economic fluctuations within a particular business or industry and therefore increase the risks associated with our operations.

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

         Florida Revised Statutes provide for the indemnification of our directors, officers, employees, and agents, under certain circumstances, against attorney's fees and other expenses incurred by them in any litigation to which they become a party arising from their association with or activities on our behalf. We will also bear the expenses of such litigation for any of our directors, officers, employees, or agents, upon such person's promise to repay us such amounts, if it is ultimately determined that such person was not

Pentitled to indemnification. This indemnification policy could result in substantial expenditures by us that we will be unable to recoup.

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

OUR SUCCESS DEPENDS UPON OUR ABILITY TO FIND PURCHASERS OF OUR PRODUCT AT PROFITABLE PRICES.

We typically sell our coal for a specified tonnage amount and at a negotiated price pursuant to short-term and long-term contracts. The prices we receive for coal depend upon factors beyond our control, including:

         o        the supply of and demand for domestic and foreign  coal;

         o        the demand for electricity;

         o domestic and foreign demand for steel and the continued financial viability of the domestic and/or foreign steel industry;

         o the proximity to, capacity of and cost of transportation facilities;

         o        domestic and foreign governmental regulations and taxes;

         o        air emission standards for coal-fired power plants;

         o        regulatory, administrative and judicial decisions;

         o the price and availability of alternative fuels, including the effects of technological developments; and

         o        the effect of worldwide energy conservation measures.

         Our results of operations are dependent upon the prices we charge for our coal as well as our ability to improve productivity and control costs. Any decreased demand would cause spot prices to decline and require us to increase productivity and decrease costs in order to maintain our margins. If we are not able to maintain our margins, our operating results could be adversely affected. Therefore, price declines may adversely affect operating results for future periods and our ability to generate cash flows necessary to improve productivity and invest in operations. If we are unable to obtain supply contracts with purchasers of our product, or are unable to find buyers willing to purchase our coal at profitable prices, our revenues and operating profits could suffer.

CERTAIN  PROVISIONS  IN OUR  LONG-TERM  SUPPLY  AGREEMENTS  MAY PROVIDE  LIMITED
PROTECTION DURING ADVERSE ECONOMIC CONDITIONS OR MAY RESULT IN ECONOMIC PENALTIES UPON THE FAILURE TO MEET SPECIFICATIONS.

         For the nine months ended September 30, 2005, approximately 85% of the coal we produced was sold under long-term contracts. Price adjustment, "price reopener" and other similar provisions in long-term supply agreements may reduce the protection from short-term coal price volatility traditionally provided by such contracts. Our long-term contracts typically contain provisions that allow for the purchase price to be renegotiated at periodic intervals. These price reopener provisions may automatically set a new price based on the prevailing market price or, in some instances, require the parties to agree on a new price, sometimes between a specified range of prices. In some circumstances, failure of the parties to agree on a price under a price reopener provision can lead to termination of the contract. Any adjustment or renegotiation leading to a significantly lower contract price would result in decreased revenues and lower our gross margins.

         Coal supply agreements also typically contain force majeure provisions allowing temporary suspension of performance by us or our customers during the duration of specified events beyond the control of the affected party. Most of our coal supply agreements contain provisions requiring us to deliver coal meeting quality thresholds for certain characteristics such as Btu, sulfur content, ash content, hardness and ash fusion temperature. Failure to meet these specifications could result in economic penalties, including price adjustments, the rejection of deliveries or, in the extreme, termination of the contracts. Consequently, due to the risks mentioned above with respect to long-term supply agreements, we may not achieve the revenue or profit we expect to achieve from these sales commitments. In addition, we may not be able to successfully convert these sales commitments into long-term supply agreements.


OUR SUCCESS DEPENDS UPON OUR CONTINUED ABILITY TO ATTRACT AND RETAIN SKILLED MINE WORKERS.

         Efficient coal mining using modern techniques and equipment requires skilled laborers, preferably with at least a year of experience and proficiency in multiple mining tasks. In the event the shortage of experienced labor continues or worsens or we are unable to train the necessary amount of skilled laborers, there could be an adverse impact on our labor productivity and costs and our ability to expand production.

UNEXPECTED INCREASES IN RAW MATERIAL COSTS COULD SIGNIFICANTLY IMPAIR OUR OPERATING RESULTS.

         Our coal mining operations use significant amounts of steel, petroleum products and other raw materials throughout the mining process. The cost of such supplies and materials, including the steel roof bolts required by the room and pillar method of underground mining, diesel fuel used in surface mining equipment, and certain explosives which utilize petroleum-based products used in the surface mining process, for example, can fluctuate. Scrap steel prices have risen significantly in recent months, and historically, the prices of scrap steel and petroleum have fluctuated. If the price of steel or other of these materials increase, our operational expenses will increase, which could have a significant negative impact on our operating results.

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

Presently, we do not lease land from the federal government. The limit could restrict our ability to lease significant federal lands.

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

OUR  OPERATIONS  COULD BE  ADVERSELY  AFFECTED IF WE FAIL TO  MAINTAIN  REQUIRED
BONDS.

         Federal and state laws require bonds or cash deposits to secure our obligations to reclaim lands used for mining, to pay federal and state workers' compensation, to secure coal lease obligations and to satisfy other miscellaneous obligations. At September 30, 2005, we had $4,526,600 of cash invested in certificates of deposit, against which irrevocable bank letters of credit are written in favor of OSM and had posted a $700,000 letter of credit in favor of OSM secured by our executive office building. Our failure to maintain, or inability to acquire, bonds that are required by state and federal law would have a material adverse effect on us. That failure could result from a variety of factors including the following:

         o lack of availability, higher expense or unfavorable market terms of new bonds; and

         o restrictions on the availability of collateral for current and future third-party bond issuers under the terms of our credit facilities

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

OUR ABILITY TO COLLECT PAYMENTS FROM OUR CUSTOMERS COULD BE IMPAIRED DUE TO CREDIT ISSUES.

         Our ability to receive payment for coal sold and delivered depends on the continued creditworthiness of our customers. Our customer base is changing with deregulation as utilities sell their power plants to their non-regulated affiliates or third parties that may be less creditworthy, thereby increasing the risk we bear on payment default. These new power plant owners may have credit ratings that are below investment grade. In addition, competition with other coal suppliers could force us to extend credit to customers and on terms that could increase the risk we bear on payment default. If deterioration of the creditworthiness of customers or trading counterparties occurs, our business could be adversely affected.

                        RISKS RELATED TO OUR COMMON STOCK

A LIMITED PUBLIC MARKET EXISTS FOR OUR SECURITIES, WHICH MAY RESTRICT OUR SHAREHOLDERS' ABILITY TO TRADE IN OUR STOCK.

         There is a limited public market for our common stock on the NASDAQ Capital Market, and no assurance can be given that a market will continue or that a shareholder will ever be able to liquidate his investment without considerable delay, if at all. Our stock price may be highly volatile. Factors such as those discussed in this section may have a significant impact upon the market price of our securities. Due to the low price of our securities, many brokerage firms may not be willing to effect transactions in our securities.
Even if a purchaser finds a broker willing to effect a transaction in our securities, the combination of brokerage commissions, state transfer taxes, if any, and any other selling costs may exceed the selling price. Further, many lending institutions will not permit the use of such securities as collateral for any loans.

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

         o        the costs of reclamation of previously mined properties; and

         o        industry competition.

         Due to these factors, it is possible that in some quarters our operating results may be below our shareholders' expectations and those of public market analysts. If this occurs, the price of our common stock could be adversely affected.

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

         As of September 30, 2005, our officers and directors and their affiliates owned approximately 45% of our outstanding voting shares. As a result, our officers and directors are able to exert considerable influence over the outcome of any matters submitted to a vote of the holders of our common stock, including the election of our Board of Directors. The voting power of these shareholders could also discourage others from seeking to acquire control of us through the purchase of our common stock which might depress the price of our common stock.

ITEM 3.  CONTROLS AND PROCEDURES.

CONTROLS AND PROCEDURES

         Members of the company's management, including our Chief Executive Officer and President, Jon Nix, and Chief Financial Officer, Mark A. Oldham, have evaluated the effectiveness of our disclosure controls and procedures, as defined by paragraph (e) of Exchange Act Rules 13a-15 or 15d-15, as of September 30, 2005, the end of the period covered by this report. Based upon that evaluation, Messrs. Nix and Oldham concluded that our disclosure controls and procedures are effective.

INTERNAL CONTROL OVER FINANCIAL REPORTING

         There were no changes in our internal control over financial reporting or in other factors identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the nine months ended September 30, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                                     PART II

                                OTHER INFORMATION

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

         During the nine months ended September 30, 2005, holders of 82.77 shares of Series A convertible preferred stock with liquidation preferences totaling approximately $1.2 million converted their shares into 209,958 shares of common stock. The issuance of these securities was exempt from the registration requirements of the Securities Act pursuant to Section 3(a)(9) of the Securities Act as an exchange by the issuer with its existing security holders where no commission or other remuneration is paid for soliciting such exchange.

ITEM 6.  EXHIBITS

         THE FOLLOWING EXHIBITS ARE FILED AS PART OF THIS REPORT:

         10.1     Installment   Sale  Contract  by  and  between  National  Coal
                  Corporation and Whayne Supply Company, effective July 1, 2005.

         10.2     Installment   Sale  Contract  by  and  between  National  Coal
                  Corporation   and  Stowers   Machinery   Corporation   (twenty
                  vehicles), effective July 1, 2005.

         10.3     Installment   Sale  Contract  by  and  between  National  Coal
                  Corporation   and   Stowers   Machinery   Corporation   (three
                  vehicles), effective July 1, 2005.

         10.4 Asset Purchase Agreement (Baldwin Facility), dated as of May 8, 2005, by and between National Coal Corporation and LCC Tennessee, LLC.

         10.5 Form of Amendment Number One to Secured Promissory Note by and between National Coal Corporation, and each of Crestview Capital Master, LLC, Big Bend Investments, L.P., and CCA (US) Fund I, L.P., dated August 10, 11 and 12, 2005, respectively.

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

                                            NATIONAL COAL CORP.


Date: November 11, 2005                            /S/ Mark A. Oldham
                                            ------------------------------------
                                        By:        Mark A. Oldham
                                        Its:       Chief Financial Officer
                                                   (Principal Financial and
                                                   Accounting Officer)