Form 10KSB/A
period 2004-12-31
NATIONAL COAL CORP
filed 2005-12-28
CIK 1089575

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                 AMENDMENT NO. 1
                                       TO
                                  FORM 10-KSB/A

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

                              Yes |X|      No |_|

         Check if there is no  disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained,  to the best of  registrant's  knowledge,  in definitive  proxy or information statements incorporated by reference in Part III of this Form 10-KSB
of any amendment to this Form 10-KSB. |_|

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

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      NONE

         Transitional  Small Business  Disclosure Format (check one):

                              Yes |_|      No |X|

================================================================================

                                EXPLANATORY NOTE

         We are filing this  Amendment  No. 1 to Annual  Report on Form 10-KSB/A for the year ended December 31, 2004 (the "Amended Annual Report"), to amend our
Annual Report on Form 10-KSB for the year ended December 31, 2004 (the "Original
Annual  Report"),  which was  originally  filed with the Securities and Exchange
Commission  (the "SEC") on March 31,  2005.  The Company is filing this  Amended
Annual Report in response to comments received from the SEC. The following Items amend the Original  Annual Report,  as permitted by the rules and regulations of the SEC. Unless  otherwise  stated,  all  information  contained in this Amended
Annual Report is as of March 31, 2005. All capitalized terms used herein but not otherwise  defined  shall have the  meanings  ascribed  to them in the  Original
Annual Report.

ITEM 1.  DESCRIPTION OF BUSINESS

                               CORPORATE OVERVIEW

         National Coal Corp. engages  principally in the business of mining coal in Eastern Tennessee and Southeastern  Kentucky.  We own the coal mineral rights
to  approximately   sixty-five   thousand   (65,000)  acres  and  lease  another
approximately  twelve thousand one hundred (12,100) acres in Tennessee,  and own the coal mineral rights to approximately  eleven thousand seven hundred (11,700)
acres and lease another  approximately  eighteen  thousand two hundred  (18,200)
acres in Kentucky.  We commenced mining coal in July 2003 from a surface mine in
Tennessee.  At December 31, 2004, we were  extracting  coal from four deep mines and one surface mine.

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

         ACQUISITIONS:  We acquired the following assets:

         o        In April  2004,  we  acquired  from U.S.  Coal,  Inc.,  mining permits, the Smoky Junction preparation plant, the Turley rail load-out  facility,  and  mining  equipment  for an  aggregate purchase  price of $4.2 million plus the assumption of certain liabilities;

         o        In May 2004, we acquired land from Cumberland  Timber Company,
                  LLC for an  aggregate  purchase  price of $631,000  payable in cash and stock;

         o        In  October   2004,   we  acquired   from  Robert  Clear  Coal
                  Corporation, mining assets including mining permits, a crusher and tipple,  and surface  mining  equipment  for an  aggregate purchase  price of $5.5 million plus the assumption of certain liabilities  and the obligation to replace $3.9 million of the seller's reclamation bonds; and

         o        In November  2004, we acquired from  Appalachian  Fuels,  LLC, mining  permits,  the Brittain  (Straight  Creek)  preparation plant and Viall rail load-out  facility,  and mining equipment for an  aggregate  purchase  price of $12.5  million  plus the assumption  of  certain  liabilities  and  the  obligation  to replace $6.5 million of the seller's reclamation bonds.

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

         ELECTRICITY FUEL SOURCES (BASED ON NET GENERATION):

                              1990       1995       2001       2002       2003
                            -------    -------    -------    -------    -------
Coal ..................        52.5%      51.0%      50.9%      50.2%      51.3%
Nuclear ...............        19.0       20.1       20.6       20.2       19.8
Hydro .................         9.6        9.3        5.8        6.8        7.1
Natural Gas ...........        12.3       14.8       17.1       17.9       16.3
Other .................         6.6        4.8        5.6        4.9        5.5
                            -------    -------    -------    -------    -------
    Total .............       100.0%     100.0%     100.0%     100.0%     100.0%
                            =======    =======    =======    =======    =======
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

         U.S. COAL PRODUCTION BY MAJOR SECTOR (IN MILLION TONS):

                                           2003                    2002
                                  --------------------     --------------------
                                                % OF                     % OF
                                     TONS       TOTAL         TONS       TOTAL
                                  ---------    -------     ---------    -------

Electric power plants ......        1,004.3       91.7%        977.5       91.2%
Industrial plants ..........           86.2        7.9%         84.4        8.4%
Residential/Commercial .....            4.2        0.4%          4.4        0.4%
                                  ---------    -------     ---------    -------
    Total ..................        1,094.7      100.0%      1,006.4      100.0%
                                  =========    =======     =========    =======
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

MINING OPERATIONS

         We  currently   are  mining  coal  from  one  surface  mine  and  three
underground  mines in Eastern Tennessee and one underground mine in Southeastern
Kentucky.  These  mines have been  developed  at  strategic  locations  in close proximity to our preparation  plants and rail shipping  facilities.  At March 1,
2005, we are pursuing  permits to extract coal from four surface mines and seven underground  mines on our properties.  The following table provides  operational information for calendar 2004 about our active mines at December 31, 2004:

                                                                       DATE
                                          2004 TONS   2004 TONS    ESTABLISHED
MINE DESCRIPTION          LOCATION         PRODUCED    SHIPPED     OR ACQUIRED
------------------   ------------------   ---------   ---------   --------------

Surface mine TN #7   Elk Valley, TN          26,300      25,600   October 2004
Deep mine TN #1...   Devonia, TN             25,700      24,900   August 2004
Deep mine TN #9...   Smoky Junction, TN     131,000     128,200   April 2004
Deep mine TN #11..   Smoky Junction, TN      12,200       9,200   November 2004
Deep mine KY #1...   Straight Creek, KY      15,100      14,300   November 2004
                                          ---------   ---------
     Total........                          210,300     202,200
                                          =========   =========

         SURFACE  MINE TN #7: In late  October  2004,  we  acquired  the  mining permits  and  mineral  rights to 7,000  acres  located in the Elk Valley area of
Eastern  Tennessee from Robert Clear Coal  Corporation and commenced  extracting coal.  Robert Clear Coal  Corporation  held these mineral  rights  pursuant to a lease agreement with Ketchum Properties.  Mine #7 is a surface mine operating in the Splint,  Braden,  Pine Bald,  Pioneer  and Wind Rock coal  seams.  This mine utilizes one  truck-and-shovel  mining spread and is expected to produce 180,000 tons of  steam  coal  per  year.  During  2005,  we  intend  on  adding a second truck-and-shovel  spread of mining  equipment which should increase  capacity to
300,000 tons per year. Mine #7 is operated by the company's non-union employees.
Coal produced from this location is typically  trucked  directly to one customer without  processing  (i.e., the coal is not sent to a preparation plant prior to delivery to a customer) or trucked to our rail load-out  facility in Turley,  TN for rail shipment on the Norfolk-Southern railroad.

         DEEP MINE TN #1: In August 2004, we began mining  operations at mine TN
#1 pursuant to a lease agreement with Lexington Coal, LLC. Mine TN #1 is located near Devonia, Tennessee, on part of our New River Tract, and the lease agreement with Lexington Coal was part of the acquisition of those mineral rights. Mine TN
#1 is an  underground  mine  operating  in the Pee Wee coal  seam  and  utilizes continuous  mining  equipment.  This mine is expected  to produce  approximately
75,000  tons of steam coal per year.  Mine TN #1 is  operated  by the  company's non-union  employees.  Coal produced from this location is typically  trucked to our  preparation  plant  in Smoky  Junction,  TN and  then  trucked  to our rail load-out facility in Turley, TN where the coal is either trucked directly to one customer or shipped via rail on the Norfolk-Southern railroad.

         DEEP MINE TN #9: In mid April  2004,  we  acquired a mining  permit and mineral  rights to mine TN #9 located near Smoky  Junction,  TN, from U.S. Coal,
Inc., and commenced extracting coal. Mine TN #9 is an underground mine operating in the Pee Wee coal seam and utilizes continuous mining equipment.  This mine is expected to produce  approximately  200,000 tons of steam coal per year. Mine TN
#9 is operated by the  company's  non-union  employees.  Coal produced from this location is typically processed at our Smoky Junction,  TN preparation plant and then  trucked to our rail  load-out  facility  in  Turley,  TN where the coal is
either   trucked   directly  to  one   customer  or  shipped  via  rail  on  the
Norfolk-Southern railroad.

         DEEP MINE TN #11:  In mid April 2004,  we acquired a mining  permit and mineral rights from U.S. Coal,  Inc. to Mine TN #11 located near Smoky Junction,
Tennessee.  U.S.  Coal,  Inc.  held these  mineral  rights  pursuant  to a lease agreement with the Tennessee Valley Authority,  or TVA. We commenced  extracting coal in mid  November  2004.  This mine is  expected  to  produce  approximately
400,000  tons  of  steam  coal  per  year.  Mine TN #11 is an  underground  mine operating in the Red Ash coal seam and utilizes a  continuous  mining  equipment spread. Mine TN #11 is operated by the company's  employees.  Coal produced from this location is typically  trucked to our Smoky Junction  preparation plant and then  trucked to our rail  load-out  facility  in  Turley,  TN where the coal is either  trucked  directly  to one of our  customers  or shipped  via rail on the
Norfolk-Southern railroad.

         DEEP MINE KY #1: In late November  2004, we acquired mine KY #1 as part of an acquisition of mining permits and mineral rights from  Appalachian  Fuels,
LLC, located on the Straight Creek and Pine Mountain  properties in Southeastern
Kentucky, and commenced operating mine KY #1 at the Straight Creek location soon thereafter.  Mine KY #1 is an  underground  mine in the  Hazard 8 coal  seam and utilizes  a  continuous  mining  process to extract  steam  coal.  Mine KY #1 is expected to produce  between  180,000  and 360,000  tons of steam coal per year.
Coal  produced  from  this  location  is  typically   trucked  to  the  Brittain
preparation  plant, then trucked to the Viall rail load-out facility and shipped via rail on the CSX rail  line.  Both  the  Viall  rail  load-out  facility  and
Brittain  preparation plant were assets we acquired from Appalachian Fuels. Mine
KY #1 is operated by a third party contractor.

         DEEP MINE TN #2: In September 2004, we ceased mining  operations at our surface  mine TN #2 located in Devonia,  TN. This was our first mine at which we commenced mining operations in July 2003.

     AREAS OF INTEREST

         In Eastern  Tennessee,  we own the coal mineral rights to approximately sixty-five  thousand  (65,000)  acres and  lease  another  approximately  twelve thousand one hundred (12,100) acres in Anderson, Campbell and Scott Counties.

         The owned  mineral  rights lie on a  contiguous  tract of land which is sometimes  referred to as the New River Tract mineral rights  assemblage,  which
had  previously   been  mined  by  Tennessee   Mining,   Inc.,  and  is  located
approximately twenty-five miles northwest of Knoxville,  Tennessee.  Portions of the New River Tract  mineral  rights  extend into  Anderson,  Campbell and Scott
Counties, Tennessee.

         We  lease  from  the  Tennessee  Valley  Authority,  property  which is adjacent  to the New River  Tract and covers  areas on both Cross  Mountain  and
Adkins  Mountain,  which  extend into  Anderson,  Campbell  and Scott  Counties,
Tennessee.  We also lease property in Anderson County,  Tennessee from Lexington
Coal, LLC, and in the Elk Valley area of Eastern  Tennessee  pursuant to mineral rights we acquired from Robert Clear Coal Corporation.

         In   Southeastern   Kentucky,   we  own  the  coal  mineral  rights  to
approximately   eleven   thousand   seven  hundred   (11,700)  acres  and  lease
approximately eighteen thousand two hundred (18,200) acres of the Straight Creek and Pine Mountain  properties in Bell,  Harlan and Leslie Counties.  We acquired these  mineral  rights (both owned and leased) from  Appalachian  Fuels,  LLC in
November 2004.

     TRANSPORTATION

         Our  Tennessee and Kentucky  operations  are both within a few miles of major interstate  highways,  which provide access for trucking  transport of our coal. Our Turley, TN rail load-out facility is immediately adjacent to a portion of the  Norfolk-Southern  rail system,  and our Straight Creek, KY rail load-out facility is immediately adjacent to a portion of the CSX rail system.

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

         Known coal bearing  strata on the  Straight  Creek,  Kentucky  property include  coal  beds in the  Hazard  4A,8,9  and 10 and  Copeland  seams (on Pine
Mountain) and Hazard 8 seam (on Straight Creek  Mountain).  Unlike the New River
Tract,  we have not had an  internal  report  prepared  by outside  professional geologists  for our Straight Creek  property.  We do however intend to engage an outside firm within the next twelve months to prepare such information.

     RAILROAD LOADING AND PREPARATION PLANT FACILITIES

         We currently have two active railroad  loading  facilities;  the Turley railroad load-out facility in Turley, Tennessee, and the Viall railroad load-out facility  in  Straight  Creek,  Kentucky,  and  two  inactive  railroad  loading facilities located in Smoky Junction,  Tennessee and Pine Mountain, Kentucky. We
also have access to the Baldwin railroad facility located at Devonia, Tennessee, where  Tennessee  Mining,  Inc. was active until the spring of 1998. The Baldwin
facility  is  currently  idle  and  requires  capital   improvements  to  become
operational.

         Each railroad  load-out facility is in close proximity to a preparation plant. The Smoky Junction,  Tennessee preparation plant is fully operational and has a capacity of 720,000 clean tons per year. The Brittain preparation plant in
Straight  Creek,  Kentucky  is  fully  functional  and has an  estimated  annual capacity of 1.8 million clean tons per year. The Brittain  preparation  plant is operated by a contractor.

         The  preparation  plants in Devonia  and  Turley,  Tennessee,  and Pine
Mountain,  Kentucky,  are not  currently  in use  and  are in  need  of  capital improvements to become fully operational.  We intend, subject to availability of funds, to improve the rail and preparation  plant  facilities where necessary to serve our growing production needs.

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

      CALENDAR YEAR                 TONS        AVG. $/ TON   DOLLAR VALUE
-----------------------         ------------   ------------   ------------

2005 ..................              984,000   $      55.47   $ 54,581,900
2006 ..................              660,000   $      53.86   $ 35,550,000
2007 ..................              600,000   $      53.40   $ 32,040,000
2008 ..................              120,000   $      51.00   $  6,120,000
                                ------------   ------------   ------------
    Total .............            2,364,000   $      54.27   $128,291,900
                                ============   ============   ============

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

         We decide on a case by case basis whether to obtain a title review from a licensed  attorney  prior to purchasing or leasing  property.  In  determining whether to conduct a title review, we will consider

information  we have about the  particular  property,  including,  for  example, personal  knowledge of our employees or consultants,  or historical  information from the previous  owners,  or information  obtained from  surrounding  property owners.  We have not obtained title insurance in connection with acquisitions of coal  reserves,  and generally will not do so in future  acquisitions.  We had a title  examination  made of the  New  River  Tract  when  we  purchased  it from
Cumberland  Timber  Company,  LLC. The title review was conducted by a law firm, the  principal  partner  of  which  was at the  time a  member  of our  Board of
Directors,  and  occurred  while we were a privately  held  company.  We did not conduct a title review of the Straight Creek Tract we acquired from  Appalachian
Fuels, LLC.

     COAL RESERVES

         We estimate  that,  as of December 31, 2004,  we had total  recoverable reserves of  approximately  11.8 million tons of proven  reserves on active mine sites.  We believe  there are  significant  reserves  in addition to those being actively  mined,  but we have not yet  completed  the  necessary  procedures  to classify them as reserves. "Reserves" are defined by the SEC Industry Guide 7 as that  part of a  mineral  deposit,  which  could  be  economically  and  legally extracted  or produced at the time of the reserve  determination.  "Recoverable"
reserves means coal that is economically  recoverable  using existing  equipment and  methods  under  federal  and state laws  currently  in effect.  Some of our reserves are classified as proven  reserves.  "Proven  (Measured)  Reserves" are defined  by the SEC  Industry  Guide 7 as  reserves  for which (a)  quantity  is computed  from  dimensions  revealed in  outcrops,  trenches,  workings or drill holes;  grade and/or quality are computed from the results of detailed sampling, and (b) the sites for inspection, sampling and measurement are spaced so closely and the  geologic  character  is so well  defined  that size,  shape,  depth and mineral content of reserves are well-established. Information about our reserves consists  of  estimates  based on  engineering,  economic  and  geological  data assembled and analyzed by our internal engineers, as well as studies prepared by certified  professional  geologists  based  upon data  provided  by us.  Reserve estimates are updated  periodically  using geologic data taken from drill holes, adjacent  mine  workings,  outcrop  prospect  openings and other  sources.  Coal tonnages are categorized according to coal quality, seam thickness,  mineability and location relative to existing mines and  infrastructure.  In accordance with applicable industry standards, proven reserves are those for which reliable data points are spaced  2,700 feet to 7,900 feet apart.  Further  scrutiny is applied using geological criteria and other factors related to profitable  extraction of the coal. These criteria include seam height,  roof and floor conditions,  yield and marketability.

         As with most coal-producing  companies in Central Appalachia, a portion of our coal  reserves  are  controlled  pursuant  to  leases  from  third  party landowners.  These leases  convey mining rights to the coal producer in exchange for a per ton or percentage of gross sales price royalty  payment to the lessor.
These leases are not scheduled to expire prior to expiration of projected mining activities.  Under  current  mining  plans,  we expect that all reported  leased reserves  will be mined out within the period of  existing  leases or within the time period of assured lease renewals.

         Our  reported  coal  reserves  are those that can be  economically  and legally extracted or produced at the time of their determination. In determining whether our  reserves  meet this  standard,  we take into  account,  among other things, mining methods, seam thicknesses,  previous mining, outcrop variability, and coal  quality.  We  calculated  our  reserves  by relying on  measured  seam thicknesses,  known coal densities,  measured coal acres and anticipated  mining methodology  minus any previous mining. We limited coal reserve estimates to our active  mining  operations  as of  December  31, 2004 due to our size and recent start up activities.  We have obtained, or we believe we have a high probability of obtaining,  all required permits or government  approvals with respect to our reserves.

         The following table provides proven and probable  in-place reserve data by "status" (i.e.,  location,  owned or leased, active or inactive,  etc.) which have been  assigned to specific  mining  operations  as of December 31, 2004 (in thousands of tons):

                                                                 MINERAL RIGHTS
                                                   PROVEN       ----------------
            MINE                   TYPE           RESERVES      OWNED     LEASED
--------------------------     -----------     ---------------------------------

ACTIVE MINES:
TN #7 ....................     Surface               6,889         --      6,889
TN #1 ....................     Underground             548        548
TN #9 ....................     Underground              36         36         --
TN #11 ...................     Underground           2,459         --      2,459
KY #1, #2 ................     Underground           1,890         --      1,890
                                               ---------------------------------

Total Assigned Reserves ..                          11,802        584     11,218

         The following map shows the locations of National Coal's properties:

NATIONAL COAL CORPORATION
Straight Creek Tracts
Pine Mountain Tracts
Brittain Plant
KY Mines 1 & 2
Viall Loadout
US-119
KENTUCKY
VIRGINIA
US-58
Middlesborough
I-75
KETCHEN LEASE
Mine 7
Mine 12
US-25W
TENNESSEE
US-25E
Mine 11
Turley Loadout
US-27
NEW RIVER TRACT
Smoky Jnct. Prep. Plant
Jordan Ridge Refuse Area
US-11W
Morristown
Mine 3
Mine 9
Mine 4
Devonia Preparation Plant
Mine 1
Mine 2
US-11E
N
10 Miles
Knoxville
I-40
I-40/75
Farragut
Sevierville
Maryville

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

OVERVIEW

         National Coal Corp. engages  principally in the business of mining coal in Eastern Tennessee and Southeastern  Kentucky.  We own the coal mineral rights
to  approximately   sixty-five   thousand   (65,000)  acres  and  lease  another
approximately  twelve thousand one hundred (12,100) acres in Tennessee,  and own the coal mineral rights to approximately  eleven thousand seven hundred (11,700)
acres and lease another  approximately  eighteen  thousand two hundred  (18,200)
acres in Kentucky.  We commenced mining coal in July 2003 from a surface mine in
Tennessee.  At December 31, 2004, we were  extracting  coal from four deep mines and one surface mine.

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

         ACQUISITIONS:  We acquired the following assets:

         o        In April  2004,  we  acquired  from U.S.  Coal,  Inc.,  mining permits, the Smoky Junction preparation plant, the Turley rail load-out  facility,  and  mining  equipment  for an  aggregate purchase  price of $4.2 million plus the assumption of certain liabilities;

         o        In May 2004, we acquired land from Cumberland  Timber Company,
                  LLC for an  aggregate  purchase  price of $631,000  payable in cash and stock;

         o        In  October   2004,   we  acquired   from  Robert  Clear  Coal
                  Corporation, mining assets including mining permits, a crusher and tipple,  and surface  mining  equipment  for an  aggregate purchase  price of $5.5 million plus the assumption of certain liabilities  and the obligation to replace $3.9 million of the seller's reclamation bonds; and

         o        In November  2004, we acquired from  Appalachian  Fuels,  LLC, mining  permits,  the Brittain  (Straight  Creek)  preparation plant and Viall rail load-out  facility,  and mining equipment for an  aggregate  purchase  price of $12.5  million  plus the assumption  of  certain  liabilities  and  the  obligation  to replace $6.5 million of the seller's reclamation bonds.

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

         COAL RESERVES.  There are numerous uncertainties inherent in estimating quantities and values of economically  recoverable coal reserves.  Many of these uncertainties  are  beyond  our  control.  Information  about our coal  reserves consists  of  estimates  based on  engineering,  economic  and  geological  data assembled  and  analyzed  by our staff and by outside  consultants.  Some of the factors and assumptions that impact  economically  recoverable reserve estimates include:  (i) geological  conditions;  (ii)  historical  production from similar areas with similar  conditions;  (iii) the assumed  effects of  regulations  and taxes by governmental  agencies;  (iv) assumptions  governing future prices; and
(v) future operating costs.  Each of these factors may in fact vary considerably from the assumptions used in estimating reserves.  For these reasons,  estimates of the economically  recoverable quantities of coal attributable to a particular group of  properties,  and  classifications  of these  reserves based on risk of recovery and estimates of future net cash flows, may vary substantially.  Actual production,  revenue and expenditures  with respect to reserves will likely vary from estimates, and these variances may be material.

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

                                                         ELEVEN        TWELVE
                                                         MONTHS        MONTHS
                                                          ENDED         ENDED
                                                         DEC. 31,      DEC. 31,
                                                           2003          2004
                                                         -------       -------

Revenues .........................................         100%          100%
                                                         -------       -------
Operating expenses:
   Cost of sales and selling expenses ............         139.2          94.0
   General and administrative ....................         157.2          30.8
   Exploration costs .............................           6.7           2.0
   Depreciation and depletion ....................          21.0          12.8
   Amortization ..................................          30.8           1.8
                                                         -------       -------
     Total operating expenses ....................         354.9         141.4
                                                         -------       -------
Loss from operations .............................        (254.9)        (41.4)
                                                         -------       -------
Other income (expense):
   Other income (expense), net ...................           6.3          (0.2)
   Financing fees ................................            --          (2.7)
   Interest expense ..............................         (31.3)        (17.0)
                                                         -------       -------
Net loss .........................................        (279.9)%       (61.4)%
                                                         =======       =======

     REVENUES

                                 ELEVEN MONTHS        TWELVE MONTHS
                                     ENDED                ENDED          PERCENT
                               DECEMBER 31, 2003    DECEMBER 31, 2004     CHANGE
                               -----------------    -----------------    -------

Coal sales..................   $      1,012,520     $   16,871,346          *
Royalties receipts..........            178,123            103,403       (72.3%)
Other revenue...............                 --             24,163          --
                               -----------------    -----------------
   Total revenues...........   $      1,190,643     $   16,998,912          *
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

     OPERATING EXPENSES

         COST OF SALES AND SELLING EXPENSES

                                 ELEVEN MONTHS        TWELVE MONTHS
                                     ENDED                ENDED          PERCENT
                               DECEMBER 31, 2003    DECEMBER 31, 2004     CHANGE
                               -----------------    -----------------    -------

Cost of sales and selling
   expenses.................   $      1,657,570     $    15,978,686         *
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

         GENERAL AND ADMINISTRATIVE EXPENSES

                                 ELEVEN MONTHS        TWELVE MONTHS
                                     ENDED                ENDED          PERCENT
                               DECEMBER 31, 2003    DECEMBER 31, 2004     CHANGE
                               -----------------    -----------------    -------

General and administrative
   expenses.................   $      1,871,414     $     5,242,437        180%

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

         EXPLORATION COSTS

                                 ELEVEN MONTHS        TWELVE MONTHS
                                     ENDED                ENDED          PERCENT
                               DECEMBER 31, 2003    DECEMBER 31, 2004     CHANGE
                               -----------------    -----------------    -------

Exploration costs...........   $         80,367     $       343,946        328%

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

         DEPRECIATION AND DEPLETION EXPENSE

                                 ELEVEN MONTHS        TWELVE MONTHS
                                     ENDED                ENDED          PERCENT
                               DECEMBER 31, 2003    DECEMBER 31, 2004     CHANGE
                               -----------------    -----------------    -------

Depreciation and depletion
   expense...............      $        250,527     $     2,175,133        768%

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

         AMORTIZATION EXPENSE

                                 ELEVEN MONTHS        TWELVE MONTHS
                                     ENDED                ENDED          PERCENT
                               DECEMBER 31, 2003    DECEMBER 31, 2004     CHANGE
                               -----------------    -----------------    -------

Amortization expense........   $        366,628     $       298,236        (19%)

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

     OTHER INCOME (EXPENSE)

                                 ELEVEN MONTHS        TWELVE MONTHS
                                     ENDED                ENDED          PERCENT
                               DECEMBER 31, 2003    DECEMBER 31, 2004      CHANGE
                               -----------------    -----------------    -------

Other income (expense), net    $          75,437    $         (40,682)    (154%)
Financing fees.............                   --             (458,187)      --
Interest expense...........             (372,458)          (2,890,735)     676%
                               -----------------    -----------------    -------
   Total other income
      (expense)............    $        (297,021)   $      (3,389,604)    1,041%

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

                                         PAYMENTS DUE BY PERIOD
                        --------------------------------------------------------
                                     LESS THAN 1      1-3        3-5      AFTER
                           TOTAL         YEAR        YEARS      YEARS    5 YEARS
                        -----------  -----------  -----------  -------   -------
Notes payable ........  $15,532,908  $   329,511  $15,203,397  $    --   $    --
Operating leases .....      260,200      160,200      100,000       --        --
Capital leases .......    4,191,200    2,419,300    1,771,900       --        --
Employment obligations    2,246,750    1,649,000      597,750       --        --
                        -----------  -----------  -----------  -------   -------
     Total contractual
        obligations ..  $22,231,058  $ 4,558,011  $17,673,047  $    --   $    --
                        ===========  ===========  ===========  =======   =======

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

         Our notes payable at December 31, 2004 consisted of the following:

                                                       AMOUNT DUE AT
                                                        DECEMBER 31,
PROMISSORY NOTES                                            2004
-------------------------------------------------      -------------

Senior credit facility dated November 26, 2004;
   interest rate of Prime + 5.75%, payable
   monthly, with principle reductions also
   payable monthly based on 50% of Free Cash Flow
   (as defined in the credit facility)...........       $15,000,000
Bank loan dated July 29, 2004; interest rate of
   7.25%, payable monthly........................           532,908
                                                        -----------
           TOTAL                                        $15,532,908
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

ITEM 7.  FINANCIAL STATEMENTS

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                            PAGE
                                                                            ----

AUDITED FINANCIAL STATEMENTS:

   Report of Independent Registered Public Accounting Firm...............    41

   Consolidated Balance Sheet at December 31, 2004.......................    42

   Consolidated Statement of Operations for the Eleven Months
      Ended December 31, 2003 and the Twelve Months Ended
      December 31, 2004..................................................    43

   Consolidated Statement of Cash Flows for the Eleven Months
      Ended December 31, 2003 and the Twelve Months Ended
      December 31, 2004..................................................    44

   Consolidated Statement of Changes in Stockholders' Equity from
      Inception (January 30, 2003) to December 31, 2004..................    45

   Notes to the Consolidated Financial Statements........................    46

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
   four  paragraphs  of NOTE #9,  which date
   is March 29, 2005.

                               NATIONAL COAL CORP.
                           CONSOLIDATED BALANCE SHEET

                                                                    DECEMBER 31,
                                                                       2004
                                                                   ------------
ASSETS
CURRENT ASSETS
   Cash and cash equivalents ................................      $    351,698
   Accounts receivable ......................................         1,903,734
   Inventory ................................................           264,873
   Prepaid and other ........................................           263,699
                                                                   ------------
     TOTAL CURRENT ASSETS ...................................         2,784,004
                                                                   ------------

PROPERTY, PLANT AND EQUIPMENT
   Land .....................................................           774,290
   Mining equipment .........................................        13,703,820
   Computer equipment and software ..........................            81,474
   Vehicles and mobile equipment ............................         3,231,267
   Buildings ................................................         5,875,995
   Office equipment and furniture ...........................            42,517
                                                                   ------------
                                                                     23,709,363
Less:  accumulated depreciation .............................        (1,716,467)
                                                                   ------------
   TOTAL PROPERTY, PLANT AND EQUIPMENT, NET .................        21,992,896
                                                                   ------------

Coal and mineral rights, net of $131,214
   accumulated amortization and depletion ...................        13,916,013
Certificates of deposit and reclamation bond ................         4,526,600
Loan acquisition costs, net of $30,924
   accumulated amortization .................................           782,500
Prepaid royalty .............................................           392,500
Deposits ....................................................           156,000
                                                                   ------------
   TOTAL ASSETS .............................................      $ 44,550,513
                                                                   ============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
   Accounts payable and accrued expenses ....................      $  3,859,327
   Short term portion of capital lease obligations ..........         2,350,566
   Accrued payroll and payroll taxes payable ................           272,269
   Current portion of bank loans - vehicles .................           329,511
                                                                   ------------
     TOTAL CURRENT LIABILITIES ..............................         6,811,673

   Senior credit facility ...................................        15,000,000
   Long term portion of capital lease obligations ...........         1,840,658
   Long term portion of bank loans - vehicles ...............           203,397
   Long term portion of asset retirement obligations ........         2,093,759
                                                                   ------------
     TOTAL LIABILITIES ......................................        25,949,487
                                                                   ------------

STOCKHOLDERS' EQUITY
   Series A convertible preferred stock, $.0001 par
     value; 5% coupon; 1,611 shares authorized;
     1,456.67 shares issued and outstanding .................                --
   Common stock, $.0001 per value; 80 million shares
     authorized; 13,391,344 shares issued and
     outstanding ............................................             1,300
   Additional paid-in capital ...............................        32,361,741
   Accumulated deficit ......................................       (13,762,015)
                                                                   ------------
     TOTAL STOCKHOLDERS' EQUITY .............................        18,601,026
                                                                   ------------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY .............      $ 44,550,513
                                                                   ============

                 See Notes to Consolidated Financial Statements.

                               NATIONAL COAL CORP.

                      CONSOLIDATED STATEMENT OF OPERATIONS

                                                 ELEVEN MONTHS     TWELVE MONTHS
                                                     ENDED             ENDED
                                                  DECEMBER 31,      DECEMBER 31,
                                                     2003              2004
                                                 ------------      ------------
REVENUES
  Coal sales ...............................     $  1,012,520      $ 16,871,346
  Royalty receipts .........................          178,123           103,403
  Other revenue ............................               --            24,163
                                                 ------------      ------------
   TOTAL REVENUE ...........................        1,190,643        16,998,912
                                                 ------------      ------------

EXPENSES
  Cost of sales and selling expenses .......        1,657,570        15,978,686
  General and administrative ...............        1,871,414         5,242,437
  Exploration costs ........................           80,367           343,946
  Depreciation and depletion ...............          250,527         2,175,133
  Amortization .............................          366,628           298,236
                                                 ------------      ------------

   TOTAL OPERATING EXPENSES ................        4,226,506        24,038,438
                                                 ------------      ------------

LOSS FROM OPERATIONS .......................       (3,035,863)       (7,039,526)
                                                 ------------      ------------

OTHER INCOME (EXPENSE)
  Other income (expense), net ..............           75,437           (40,682)
  Financing fees ...........................             --            (458,187)
  Interest expense .........................         (372,459)       (2,890,735)
                                                 ------------      ------------
   TOTAL OTHER INCOME (EXPENSE) ............         (297,022)       (3,389,604)
                                                 ------------      ------------

NET (LOSS) .................................       (3,332,885)      (10,429,130)

PREFERRED STOCK DIVIDEND ...................               --       (18,893,509)
                                                 ------------      ------------

NET (LOSS) ATTRIBUTABLE TO
COMMON SHAREHOLDERS ........................     $ (3,332,885)     $(29,322,639)
                                                 ============      ============

BASIC AND DILUTED
NET (LOSS) PER COMMON SHARE ................     $      (0.36)     $      (2.60)
                                                 ============      ============

WEIGHTED AVERAGE
COMMON SHARES ..............................        9,137,630        11,261,800
                                                 ============      ============

                 See Notes to Consolidated Financial Statements.

                               NATIONAL COAL CORP.
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                            ELEVEN MONTHS   TWELVE MONTHS
                                                                                ENDED           ENDED
                                                                            DECEMBER 31,    DECEMBER 31,
                                                                                2003            2004
                                                                            ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net (loss) ............................................................   $ (3,332,885)   $(10,429,130)
  Adjustments to reconcile net (loss) to net cash provided by operating activities
     Depreciation, depletion and accretion ..............................        250,527       1,963,143
     Amortization .......................................................        366,628         298,236
     Beneficial conversion feature of debt recorded as interest expense .             --       1,700,000
     Issuance of common stock in lieu of interest payments ..............             --         165,314
     Issuance of warrants for services ..................................             --          48,760
     Non-cash compensation:
       Non-cash compensation to related party ...........................        191,000              --
       Common stock issued in payment of accrued salary .................             --         226,573
       Stock option expense .............................................             --         903,375
       Common stock issued for outside services .........................        153,500              --
     Changes in operating assets and liabilities:
       Receivables ......................................................        (19,327)     (1,899,407)
       Inventory ........................................................       (145,863)       (119,010)
       Prepaid and other ................................................        (15,197)       (233,502)
       Accounts payable and accrued liabilities .........................        831,158       3,299,551
       Deferred revenue .................................................        179,050        (179,050)
       Asset retirement obligations .....................................             --         (87,090)
                                                                            ------------    ------------
         Net cash flows (used in) operating activities ..................     (1,541,409)     (4,342,237)
                                                                            ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Property, plant and equipment purchased ...............................       (425,462)    (17,708,242)
  Acquisition of coal and mineral rights ................................     (1,307,917)    (10,891,819)
  Certificates of deposit and reclamation bond ..........................       (257,500)     (4,269,100)
  Prepaid royalty .......................................................             --        (392,500)
  Deposits ..............................................................             --        (156,000)
                                                                            ------------    ------------
     Net cash flows (used in) investing activities ......................     (1,990,879)    (33,417,661)
                                                                            ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Net proceeds from issuance of common and preferred stock ..............        287,500      16,616,317
  Proceeds from exercise of warrants ....................................             --       1,109,001
  Proceeds from issuance of notes payable ...............................      3,662,591      25,500,000
  Loan acquisition costs ................................................       (412,235)     (1,025,424)
  Payments on notes payable .............................................       (226,500)     (3,045,314)
  Proceeds from / (payment) of related party debt .......................        560,000        (560,000)
  Proceeds from bank loans ..............................................             --         742,894
  Payments on bank loans ................................................             --        (209,987)
  Payments on capital leases ............................................       (317,112)       (735,657)
  Dividend payments to preferred stockholders ...........................             --        (281,117)
  Repurchase and cancellation of common stock ...........................        (21,073)             --
                                                                            ------------    ------------
     Net cash flows provided by financing activities ....................      3,533,171      38,110,713
                                                                            ------------    ------------

NET INCREASE IN CASH ....................................................            883         350,815
CASH AND CASH EQUIVALENTS BEGINNING OF PERIOD ...........................             --             883
                                                                            ------------    ------------
CASH AND CASH EQUIVALENTS END OF PERIOD .................................   $        883    $    351,698
                                                                            ============    ============

SUPPLEMENTAL DISCLOSURES
  Interest paid in cash .................................................   $    270,862    $  1,190,735
   Non-cash investing and financing transactions:
       Conversion of notes payable to preferred stock ...................             --       7,725,000
       Conversion of notes payable to common stock ......................             --       3,392,902
       Equipment acquired with capital lease obligations ................        775,916       4,468,077
       Stock issued in partial payment of land ..........................             --         351,000
       Constructive dividend attributable to preferred shareholders .....             --      18,612,392
       Asset retirement obligations resulting from acquisitions of mining
          properties ....................................................         57,312       1,790,179
       Assumption of promissory notes from Strata Coal, LLC:
         Charged to operations ..........................................        191,000              --
         Partial payment of mining equipment ............................         23,000              --

                 See Notes to Consolidated Financial Statements.

                               NATIONAL COAL CORP.
                      CONSOLIDATED STATEMENT OF CHANGES IN
                              STOCKHOLDERS' EQUITY

                                               PREFERRED STOCK                COMMON STOCK
                                    --------------------------   ----------------------------
                                            SHARES         AMOUNT        SHARES          AMOUNT
                                         ------------    ----------   ------------    ------------
INCEPTION, JANUARY 30, 2003 ..........             --    $       --             --    $         --
Reorganization April 2003:
   Net liabilities of the Company ....             --            --        471,844              47
   Issuance of shares to NCC (TN)
     shareholders for cash ($17,500)
     and services ($153,500) .........             --            --      8,549,975             855
Sale of stock for cash ...............             --            --        337,500              34
Repurchase and cancellation ..........             --            --       (105,363)            (10
Net (loss) ...........................             --            --                             --
                                         ------------    ----------   ------------    ------------
BALANCE, DECEMBER 31, 2003 ...........             --            --      9,253,956             926

Conversion of notes payable and $4,422
   of accrued interest ...............             --            --         92,099               9
Private placement of common stock ....             --            --      1,250,000             125
Issuance for accrued officer salary ..             --            --         41,958               4
Conversion of accrued interest .......             --            --         80,347               8
Conversion of Crestview notes payable              --            --      1,597,451             160
Issuance to acquire land .............             --            --         75,000               7
Cash exercise of warrants ............             --            --        478,061              48
Cashless exercise of warrants ........             --            --        389,139              --
Sale of preferred stock ..............         995.00            --             --              --
Conversion of bridge loan ............         315.00            --             --              --
Preferred stock issuance costs .......             --            --             --              --
Conversion of promissory notes .......         200.00            --             --              --
Conversion of preferred stock ........         (53.33)           --        133,333              13
Employee option expense ..............             --            --             --              --
Issuance of warrants for services ....             --            --             --              --
Beneficial conversion debt discount ..             --            --             --              --
Beneficial conversion features .......             --            --             --              --
Preferred stock constructive dividend              --            --             --              --
Dividends paid on preferred stock ....             --            --             --              --
Net (loss) ...........................             --            --             --              --
                                         ------------    ----------   ------------    ------------
BALANCE, DECEMBER 31, 2004 ...........       1,456.67    $       --     13,391,344    $      1,300
                                         ============    ==========   ============    ============

                                          ADDITIONAL
                                           PAID-IN       ACCUMULATED
                                           CAPITAL         DEFICIT           TOTAL
                                         ------------    ------------    ------------
INCEPTION, JANUARY 30, 2003 ..........   $         --    $         --    $         --
Reorganization April 2003:
   Net liabilities of the Company ....        177,176        (191,235)        (14,012)
   Issuance of shares to NCC (TN)
     shareholders for cash ($17,500)
     and services ($153,500) .........        (21,090)        191,235         171,000
Sale of stock for cash ...............        269,966              --         270,000
Repurchase and cancellation ..........        (21,062)             --         (21,072)
Net (loss) ...........................             --      (3,332,885)     (3,332,885)
                                         ------------    ------------    ------------
BALANCE, DECEMBER 31, 2003 ...........        404,990      (3,332,885)     (2,926,969)

Conversion of notes payable and $4,422
   of accrued interest ...............        202,611              --         202,620
Private placement of common stock ....      2,749,875              --       2,750,000
Issuance for accrued officer salary ..        226,569              --         226,573
Conversion of accrued interest .......        160,685              --         160,693
Conversion of Crestview notes payable       3,194,743              --       3,194,903
Issuance to acquire land .............        350,993              --         351,000
Cash exercise of warrants ............      1,108,953              --       1,109,001
Cashless exercise of warrants ........             --              --              --
Sale of preferred stock ..............     14,925,000              --      14,925,000
Conversion of bridge loan ............      4,725,000              --       4,725,000
Preferred stock issuance costs .......     (1,058,683)             --      (1,058,683)
Conversion of promissory notes .......      3,000,000              --       3,000,000
Conversion of preferred stock ........            (13)             --              --
Employee option expense ..............        903,375              --         903,375
Issuance of warrants for services ....         48,760              --          48,760
Beneficial conversion debt discount ..      1,700,000              --       1,700,000
Beneficial conversion features .......     18,612,392              --      18,612,392
Preferred stock constructive dividend     (18,612,392)             --     (18,612,392)
Dividends paid on preferred stock ....       (281,117)             --        (281,117)
Net (loss) ...........................             --     (10,429,130)    (10,429,130)
                                         ------------    ------------    ------------
BALANCE, DECEMBER 31, 2004 ...........   $ 32,361,741    $(13,762,015)   $ 18,601,026
                                         ============    ============    ============

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

                               NATIONAL COAL CORP.

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

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

                               NATIONAL COAL CORP.

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

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

         As of  December  31,  2004 and  since  inception,  the  Company  issued
1,448,750  employee  stock  options to  employees  and  directors,  and incurred approximately  $903,000 of non-cash  compensation expense in accordance with APB
No. 25 for 1,237,500 of these options  granted during 2004 with exercise  prices below market prices (SEE NOTE #6). There were no options issued in 2003.

         If the Company had used the fair value based method of  accounting  for its stock option plan, as prescribed  by SFAS No. 123,  additional  compensation
expenses   included  in  the  net  (loss)  for  2004  would  have  increased  to
$(1,283,927)  and $(0.11) per common  share,  resulting  in a 2004 pro forma net loss attributable to common shareholders of $(29,703,191) and $(2.64) per share.

                               NATIONAL COAL CORP.

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

         For  purposes of  calculating  fair value under SFAS No. 123,  the fair value  of each  option  grant  is  estimated  on the  date of  grant  using  the
Black-Scholes   option-pricing   model  with  the  following   weighted  average
assumptions:  no dividend yield,  expected volatility rate of approximately 49%;
risk free interest  rate of between  3.23% and 4.37% and expected  lives of 6.25 years.  The  Company  uses the  simplified  method,  as set forth in SAB 107, to estimate the expected option term whereby the expected term is calculated as the average of the vesting term and original contract term.

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

                               NATIONAL COAL CORP.

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

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

                               NATIONAL COAL CORP.

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

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

                                                      CUSTOMER
                                      -----------------------------------------
                                        A        B        C        D        E
                                      -----    -----    -----    -----    -----
         Year ended December 31:
           2004   .............        28%      27%      16%       *        *
           2003   .............        27%       *        *       52%      15%

         * Less than 10%.

         At December  31,  2004,  the Company had six  contracts  of one year or longer.  The following  table  summarizes,  as of December 31, 2004, the tons of coal that the Company is committed to deliver at prices

                               NATIONAL COAL CORP.

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

determined  under  existing  long-term  contracts,  which  prices are subject to change  pursuant to the terms of the  contracts,  during the calendar years 2005 through 2008:

      CALENDAR YEAR                  TONS        AVG. $/ TON      DOLLAR VALUE
-----------------------         ------------     ------------     ------------
2005 ..................              984,000     $      55.47     $ 54,581,900
2006 ..................              660,000     $      53.86     $ 35,550,000
2007 ..................              600,000     $      53.40     $ 32,040,000
2008 ..................              120,000     $      51.00     $  6,120,000
                                ------------     ------------     ------------
   Total ..............            2,364,000     $      54.27     $128,291,900
                                ============     ============     ============

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

                               NATIONAL COAL CORP.

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

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

                                         CAPITAL      OPERATING
YEAR ENDING DECEMBER 31,                 LEASES         LEASES         TOTAL
-----------------------------------   -----------    -----------    -----------
2005 ..............................   $ 2,749,200    $   163,200    $ 2,912,400
2006 ..............................     1,989,200        110,000      2,099,200
2007 ..............................       162,600           --          162,600
                                      -----------    -----------    -----------
  Total minimum lease payments ....     4,901,000        273,200      5,174,200
  Less imputed interest ...........      (709,800)          --         (709,800)
                                      -----------    -----------    -----------
PV of minimum lease payments ......     4,191,200    $   273,200    $ 4,464,400
                                                     ===========    ===========
Current maturities ................    (2,350,600)
                                      -----------
Long term maturities ..............   $ 1,840,600
                                      ===========

                               NATIONAL COAL CORP.

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

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

                               NATIONAL COAL CORP.

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

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

                                            PAYMENTS DUE BY PERIOD
                       ---------------------------------------------------------
                                    LESS THAN 1      1-3        3-5      AFTER
                          TOTAL        YEAR         YEARS      YEARS    5 YEARS
                       -----------  -----------  -----------  -------   -------
Senior secured
   credit facility ..  $15,000,000  $        --  $15,000,000  $    --   $    --
Bank loan ...........      532,908      329,511      203,397       --        --
                       -----------  -----------  -----------  -------   -------
     Total debt
        obligations .  $15,532,908  $   329,511  $15,203,397  $    --   $    --
                       ===========  ===========  ===========  =======   ========

                               NATIONAL COAL CORP.

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

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

                               NATIONAL COAL CORP.

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

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

                               NATIONAL COAL CORP.

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

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

                               NATIONAL COAL CORP.

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

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

                                                                       WEIGHTED
                                                           COMMON       AVERAGE
                                                           SHARES        PRICE
                                                         ---------     ---------
Options outstanding at January 1 ...................            --            --
Granted ............................................     1,448,750     $    2.65
Exercised ..........................................            --            --
Canceled ...........................................            --            --
                                                         ---------     ---------
Options outstanding at December 31, 2004 ...........     1,448,750     $    2.65
                                                         =========     =========
Options available for grant at
   December 31, 2004 ...............................     1,301,250
                                                         =========

         On January 1, 2005, 25%, or 362,188,  of the issued options were deemed vested. In addition, as of December 31, 2004, there were outstanding warrants to purchase  1,004,998  shares of common  stock for an average  per share  price of
$7.95.

                               NATIONAL COAL CORP.

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

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

                               NATIONAL COAL CORP.

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

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

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

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
Filstrup.

                               NATIONAL COAL CORP.

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

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

ITEM 13. EXHIBITS

         The following exhibits are filed herewith:

EXHIBIT
NUMBER                                   EXHIBIT TITLE
-------          ---------------------------------------------------------------

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
                 National Coal  Corporation and The Brimstone Co. dated December
                 6, 2004. (8)

10.8             Form of Note and Warrant  Purchase  Agreements  dated April 15,
                 2004,  including  Form of Secured  Promissory  Note and Form of
                 Common Stock Purchase Warrant attached as exhibits thereto. (5)

EXHIBIT
NUMBER                                   EXHIBIT TITLE
-------          ---------------------------------------------------------------

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
                 Corporation and Joseph A. Davis,  Jr. dated September 16, 2004.
                 (8)*

10.23            Amended  Employment  Agreement  by and  between  National  Coal
                 Corporation  and William R.  Snodgrass  dated  October 1, 2004.
                 (8)*

EXHIBIT
NUMBER                                   EXHIBIT TITLE
-------          ---------------------------------------------------------------

10.24            Convertible Promissory Note issued by National Coal Corporation to The Webb Group in the amount of  $1,503,016.67,  as amended,
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

10.31            Warrant to purchase  845,750  shares of common  stock issued by
                 National Coal Corporation to Webb Financial  Group,  Inc. dated
                 February 26, 2004. (6)

14.1             National Coal Corp. Code of Ethical Conduct. (9)

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
(9)  Previously filed.
*    Indicates a management contract or compensatory plan.

                                   SIGNATURES

         Pursuant to the  requirements  of Section 13 or 15(d) of the Securities
Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    NATIONAL COAL CORP.

Date: December 27, 2005                   /s/ T. Michael Love
                                      ----------------------------
                                    By:   T. Michael Love
                                    Its:  Chief Financial Officer
                                          (Principal Financial and
                                          Accounting Officer)

                                POWER OF ATTORNEY

         The undersigned directors and officers of National Coal Corp. do hereby constitute  and appoint  Jon Nix and Mark  Oldham,  and each of them,  with full power of substitution and resubstitution, as their true and lawful attorneys and agents,  to do any and all  acts  and  things  in our  name  and  behalf  in our capacities as directors and officers and to execute any and all  instruments for us and in our names in the capacities  indicated below,  which said attorney and agent, may deem necessary or advisable to enable said corporation to comply with the Securities  Exchange Act of 1934, as amended and any rules,  regulations and requirements of the Securities and Exchange Commission,  in connection with this
Annual Report on Form 10-KSB,  including  specifically  but without  limitation, power and  authority to sign for us or any of us in our names in the  capacities indicated below, any and all amendments  (including  post-effective  amendments)
hereto,  and we do hereby ratify and confirm all that said attorneys and agents, or either of them, shall do or cause to be done by virtue hereof.

         Pursuant to the  requirements  of the Securities  Exchange Act of 1934, this  report has been  signed  below by the  following  persons on behalf of the
Registrant and in the capacities and on the dates indicated.

         NAME                           TITLE                          DATE
         ----                           -----                          ----

     /S/ JON NIX         President and Chief Executive         December 27, 2005
---------------------      Officer and Director
       Jon Nix             (Principal Executive Officer)

 /S/ T. MICHAEL LOVE     Chief Financial Officer and           December 27, 2005
---------------------      Director (Principal Financial
    Mark Oldham            Officer)

 /S/ SCOTT FILSTRUP      Director                              December 27, 2005
---------------------
   Scott Filstrup

 /S/ ROBERT HEINLEIN     Director                              December 27, 2005
---------------------
   Robert Heinlein

    /S/ KEN SCOTT        Director                              December 27, 2005
---------------------
      Ken Scott

