Form 10-K
period 2005-12-31
NATIONAL COAL CORP
filed 2006-04-12
CIK 1089575

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

[X]      Annual Report Under Section 13 or 15(d) of the Securities  Exchange Act
         of 1934

                   For the fiscal year ended December 31, 2005

[_]      Transition  Report  Pursuant  to Section 13 or 15(d) of the  Securities
         Exchange Act of 1934

     For the transition period from ________________ to ___________________.

                         Commission file number 0-26509

                               NATIONAL COAL CORP.

             (Exact name of registrant as specified in its charter)

          FLORIDA                                                65-0601272
State or other jurisdiction of                                (I.R.S. Employer
 incorporation or organization                               Identification No.)

                            8915 GEORGE WILLIAMS ROAD
                               KNOXVILLE, TN 37923
                    (Address of Principal Executive Offices)

       Registrant's telephone number, including area code: (865) 690-6900

           Securities registered pursuant to Section 12(b) of the Act:

                                      NONE

           Securities registered pursuant to Section 12(g) of the Act:

                    COMMON STOCK, PAR VALUE $.0001 PER SHARE

       Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

                                  Yes |_|   No |X|

       Indicate by check mark if the  registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.

                                  Yes |_|   No |X|

       Indicate by check mark whether the  registrant  (1) has filed all reports required to be filed by Section 13 or 15(d) of the  Securities  Exchange  Act of
1934  during  the  preceding  12 months  (or for such  shorter  period  that the registrant was required to file such reports),  and (2) has been subject to such filing requirements for the past 90 days.

                                  Yes |X|   No |_|

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained  herein,  and will not be contained, to the best of  registrant's  knowledge,  in  definitive  proxy  or  information statements  incorporated  by  reference  in Part  III of this  Form  10-K or any
amendment to this Form 10-K.  |_|

       Indicate by check mark  whether  the  registrant  is a large  accelerated filed, and accelerated filed or a non-accelerated filer.

   Large Accelerated Filer |_| Accelerated Filer |_| Non-accelerated Filer |X|

       Indicate by check mark  whether  the  registrant  is a shell  company (as defined in Rule 12b-2 of the Act).

                                  Yes |_|   No |X|

         The aggregate  market value of the voting and non-voting  common equity held by  non-affiliates  computed by  reference to the price at which the common equity was last sold, or the average bid and asked price of such common  equity, as of the last business day of the registrant's  most recently  completed second fiscal quarter was $25,181,656.

         As of March 28, 2006, the issuer had 14,140,245 shares of common stock, par value $.0001 per share, issued and outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      NONE

================================================================================

                               NATIONAL COAL CORP.
                               INDEX TO FORM 10-K

PART I                                                                      PAGE
------                                                                      ----

PART II

Item 5.     Market for Registrant's Common Equity, Related Stockholder
            Matters and Issuer purchases of Equity Securities...........      35

Item 6.     Selected Financial Data.....................................      36

Item 7.     Management's Discussion and Analysis of Financial Condition
            and Results of Operation....................................      37

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk..      53

Item 8.     Financial Statements and Supplementary Data

Item 9.     Changes in and Disagreements with Accountants on Accounting
            and Financial Disclosure....................................      83

Item 9A.    Controls and Procedures.....................................      83

Item 9B     Other Information...........................................      83

PART III

Item 10.    Directors and Executive Officers of the Registrant..........      84

Item 11.    Executive Compensation......................................      87

Item 12.    Security Ownership of Certain Beneficial Owners and

PART IV

Item 15.    Exhibits and Financial Statement Schedules..................      98

                                     PART I

         This  report,   including  the  sections   entitled   "Risk   Factors,"
"Management's  Discussion  and  Analysis of Financial  Condition  and Results of
Operation" and "Business,"  contains  "forward-looking  statements" that include information relating to future events, future financial performance, strategies, expectations, competitive environment, regulation and availability of resources.
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

         o        industry competition;

         o        our  ability to  continue  to finance  and  execute our growth strategies;

         o        general economic conditions; and

         o        other factors  discussed  under the headings  "Risk  Factors,"
                  "Management's  Discussion and Analysis of Financial  Condition
                  and Results of Operations" and "Business."

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

ITEM 1.       BUSINESS.

CORPORATE OVERVIEW

         We mine, process and sell high quality bituminous steam coal from mines located in East  Tennessee and  Southeastern  Kentucky.  We own the coal mineral
rights  to  approximately   74,600  acres  of  land  and  lease  the  rights  to
approximately   40,900   additional  acres.  We  have  expanded  our  operations
considerably  since commencing  operations at a single surface mine in Tennessee in July 2003.  As of December  31, 2005,  our mining  complexes  included  three underground  mines,  two surface mines,  and one highwall mine. In addition,  we have four preparation  plants, two active and two inactive,  and four unit train loading facilities,  two active and two inactive,  served by the CSX and Norfolk
Southern ("NS") railroads.  We hold permits that allow us to open five new mines close  to our  current  operations.  As of  December  31,  2005,  we  controlled approximately  38.5 million  estimated  recoverable  tons. During the year ended
December 31, 2005,  we generated  total  revenues of $65.9  million and Adjusted
EBITDA of $8.4 million and sold approximately 1,216,000 tons of coal. During the three months  ended  December 31,  2005,  we generated  total  revenues of $20.2 million and Adjusted EBITDA of $1.9 million and sold approximately  366,000 tons of coal. We expect our  production to increase  significantly  as we continue to expand operations.

         Since our inception, our revenues have resulted primarily from the sale of coal  to  electric  utility  companies  in the  Southeastern  United  States.
According to the U.S.  Department of Energy,  Energy Information  Administration
("EIA"),  in 2004  the  Southeast  region  accounted  for 23% of coal  generated electricity  in the United  States.  Also  according to the EIA,  the  long-term outlook  for coal  demand  in the  Southeast  is  favorable,  as coal  generated electricity  in our  region  is  expected  to grow at a rate  of 2.0%  per  year according to the EIA. In addition,  the Southeast region is projected by the EIA to account for 27% of the expansion of coal generated  electricity in the United
States  over  the  next  20  years.  For  the  year  ended  December  31,  2005, approximately  92% of our  revenue  was  generated  from coal sales to  electric utility  companies in the Southeastern  United States and our largest  customers were Georgia Power,  South Carolina  Public  Authority  (Santee Cooper) and East
Kentucky  Power,  representing  approximately  35%, 26% and 10% of our revenues, respectively.

         In the year ended December 31, 2005,  our mines produced  approximately
1.2  million  tons of coal.  Approximately  54% of our  production  for 2005 was produced at  underground  mines and 46% was produced at our surface and highwall mine  operations.  We have taken  advantage of a strong  pricing  environment to obtain long-term (greater than 12 months in duration) supply agreements with key customers  at  prices  averaging  over  $50 per  ton.  We plan  to  continue  to capitalize on the currently  strong pricing  environment by pursuing  additional long-term contracts and selling coal on the spot market for the remainder of our production.

BUSINESS STRATEGY

         FOCUS ON SAFETY AND  ENVIRONMENTAL  STEWARDSHIP.  We are  committed  to establishing a reputation as the operator of the safest and most environmentally responsible  mines in the country.  Our ability to minimize  lost-time  injuries will  improve our cost  structure,  foster  strong  governmental  and  community
relationships   and  enhance  our   financial   performance.   We  believe  that
environmental regulations will continue to become more restrictive, and that our commitment to  environmental  excellence will enhance our ability to comply with regulations.

         INCREASE  PRODUCTION AND DEVELOP  RESERVES.  We have expanded our sales from  357,000  tons in 2004 to  1,216,000  tons in 2005.  We plan to continue to
significantly   expand  coal  production  in  2006  by  continuing  to  increase production.  We hold permits  allowing us to open five  additional  mines on our properties.  We also  have  applied  for  permits  to  open  and  operate  seven additional mines. At December 31, 2005, we controlled approximately 38.5 million estimated  recoverable  tons, and we believe that we have  substantial  unproven deposits which we plan to develop.

         IMPROVE  PRODUCTION  EFFICIENCIES.  We plan to  continue to improve our operating  efficiencies  through  greater  economies  of scale  and  significant capital  improvements.  As we expand  production in our existing mines and begin production  in new  mines,  we plan to  increasingly  leverage  our  fixed  cost infrastructure  and reduce our per ton production costs. In addition,  to expand our production and achieve new  efficiencies,  we intend to spend  approximately
$7.0  million  to  modernize  and  activate a large  preparation  plant and rail loadout  facility that will enable us to greatly expand our processing  capacity in the  southern  portion  of our  Tennessee  reserves.  In  February  2006,  we purchased a forty-two mile railroad line through a wholly-owned  subsidiary that will connect more of our facilities to the Norfolk-Southern  railroad in Oneida,
TN,  thereby  reducing our internal  transportation  costs from this area.  This railroad will also significantly increase our shipping capacity.

         CONTINUE TO DEVELOP STRONG CUSTOMER  RELATIONSHIPS.  Since we commenced operations  in July  2003,  we have  worked  hard to  develop a  reputation  for reliability,  consistent  quality and  customer  service,  as  evidenced  by the long-term  contracts we have entered into with Santee Cooper,  Georgia Power and
Duke Energy. We intend to continue to develop our strong  relationships with our existing customer base and new customers in order to enhance our market position and secure favorable long-term contracts based on our planned production.

         CONTINUE  TO ACQUIRE  CONTIGUOUS  RESERVES.  Our mining  properties  in
Tennessee  and  Kentucky  are located in close  proximity to one another and are well served by adjacent railroad and interstate highway access. In addition,  we believe that opportunities may exist to acquire nearby mines to further leverage our railroad access and preparation plant facilities.

HISTORY

         Our  operations  prior to April 30, 2003 reflect only the operations of
National Coal  Corporation,  a Tennessee  corporation.  Prior to April 30, 2003,
National Coal Corp.,  a Florida  corporation,  formerly  known as Southern Group
International, Inc., was a "blank check" company, which is a company that has no specific  business plan or purpose or has indicated that its business plan is to engage in a merger or acquisition with an unidentified company or companies.  On
April 30, 2003, National Coal Corporation  consummated a reorganization in which all of the outstanding  shares of National Coal  Corporation,  a  privately-held
Tennessee  corporation,  were exchanged for 8,549,975  shares of Southern Group,
Inc.,  which  subsequently  changed its name to National  Coal Corp.,  a Florida corporation.  National Coal  Corporation  was formed in January  2003,  and from
inception  through  June  30,  2003,   National  Coal  Corporation  was  in  the
exploration stage with no operating  revenue.  During the third quarter of 2003, we commenced coal mining operations and were no longer in the exploration stage.
As a result of the reorganization of the group and the commencement of operating activities,  our results for the eleven months from inception (January 30, 2003)
to December  31, 2003 are not  comparable  to those for the twelve  months ended
December 31, 2005 and 2004.

MINING OPERATIONS

         At December 31, 2005, we were mining coal from two surface mines, three underground  mines and one highwall mine located in Tennessee and Kentucky.

TENNESSEE MINES

         SURFACE MINE TN NO. 7. We acquired this surface mine in October 2004 as part of an  acquisition  of mining  permits and mineral rights from Robert Clear
Coal  Corporation.  This mine is located on the Ketchen Tract.  This mine uses a front end loader and dozer method of surface  mining  multiple seams of coal and is located near Elk Valley in East Tennessee.  Production  started in the fourth quarter of 2004.

         Typically,  coal  from  this mine is  either  trucked  directly  to our customers  or to our  Turley  rail  loadout  facility,  which is  located on the
Norfolk-Southern railroad. This loadout facility was an asset acquired from US Coal,  Inc. in April 2004.  From the date of acquisition  until
December  31,  2005,  we produced  approximately  283,004 tons of coal from this mine.

         There are an estimated  1,200  mineable  acres located in the permitted area.  There are three major seams and multiple minor seams within the permitted area that are  suitable  for mining.  The  property's  average seam height is 32 inches.  The average  quality of all mineable  seams for this mine is 12,000 Btu per pound and sulfur content is approximately 2.0 pounds per million Btu.

         DEEP MINE TN NO. 1. In August 2004, we began mining  operations at mine
TN No. 1 pursuant to a lease  agreement with Lexington  Coal, LLC. Mine TN No. 1 is located near  Devonia,  Tennessee,  on part of our New River  Tract,  and the lease agreement with Lexington Coal was part of the acquisition of those mineral rights.  Mine TN No. 1 is an underground mine operating in the Pee Wee coal seam and utilizes  continuous mining equipment.  Coal produced from this location was typically  trucked  to our  preparation  plant  in Smoky  Junction,  TN and then trucked to our rail  load-out  facility in Turley,  TN where the coal was either trucked  directly to one  customer  or shipped via rail on the  Norfolk-Southern railroad. This mine was closed in April 2005.

         DEEP MINE TN NO. 9. In mid April 2004,  we acquired a mining permit and mineral rights to Mine TN No. 9 located near Smoky Junction, TN, from U.S. Coal,
Inc.,  and  commenced  extracting  coal.  Mine TN No. 9 is an  underground  mine operating in the Pee Wee coal seam and  utilizes  continuous  mining  equipment.
Coal produced from this location was typically  processed at our Smoky Junction,
TN preparation  plant and then trucked to our rail load-out  facility in Turley,
TN where the coal was either  trucked  directly  to one  customer or shipped via rail on the Norfolk-Southern railroad. This mine was closed in May 2005.

         DEEP MINE TN NO. 11. In April 2004, we acquired this  underground  mine as part of an acquisition of mining permits, mineral rights and coal leases with the Tennessee Valley Authority ("TVA") from U.S. Coal, Inc. This mine utilizes a continuous  mining  method of  extraction  and is  located on the TVA tract near
Smoky Junction,  in East Tennessee.  Production started in the fourth quarter of
2004.

         Typically,  coal from this deep mine is trucked  to our Smoky  Junction preparation plant where it is washed and then trucked to our Turley rail loadout facility,  which is located  on the  Norfolk-Southern  railroad.  Both the Smoky
Junction and Turley  facilities  were acquired  from US Coal.  From the start of production in November 2004 until  December 31, 2005, we produced  approximately
337,014 tons of coal from this mine.

         Mine TN No. 11 is located on an estimated  1,000 mineable acres with an average  seam height of less than 35 inches.  Typical coal quality for this mine is 12,500 Btu per pound and sulfur  content is less than 2.2 pounds per  million
Btu.

KENTUCKY MINES

         DEEP MINE KY NO. 1. In November 2004, we acquired this underground mine as part of an acquisition of mining permits and mineral rights from  Appalachian
Fuels,  LLC. This mine is located on the Begley and Straight Creek tracts.  This mine utilizes a continuous or "room and pillar"  mining method of extraction and is located on the Straight Creek property in Southeastern Kentucky. We currently use a contract miner to mine this property.

         The  coal  from  this  deep  mine is  trucked  to our  nearby  Brittain preparation  plant where it is washed and then trucked to our Viall rail loadout facility  that is  located  on the CSX  railroad.  Both the  Brittain  and Viall facilities  were  assets  acquired  from  Appalachian  Fuels.  From  the date of acquisition,  November 2004, until December 31, 2005, we produced  approximately
221,363 tons of coal from this mine.

         DEEP MINE KY NO. 2. In November  2004, we acquired this reserve as part of an acquisition of mining permits and mineral rights from  Appalachian  Fuels,
LLC. This mine is located on the Begley and Straight Creek tracts,  which is the same permitted area and coal seam as Mine KY No. 1, but did not start  producing coal until 2005.  This mine  utilizes a continuous  or "room and pillar"  mining method  of  extraction  and  is  located  on  the  Straight  Creek  property  in
Southeastern Kentucky. We currently use a contract miner to mine this property.

         We truck coal from this mine to our nearby Brittain  preparation  plant where it is washed and then trucked to our Viall rail loadout  facility  that is located on the CSX railroad.  Since initiating operations in 2005 until December
31, 2005, we produced approximately 74,202 tons of coal from this mine.

         Mines KY No. 1 and 2 are both  located  on an  estimated  605  mineable acres with an average  seam height of less than 40 inches.  Typical coal quality for this mine is 12,500 Btu per pound and sulfur content is less than 2.0 pounds per million Btu.

         HIGH WALL  MINER KY NO. 3. In  November  2004,  we  acquired  this coal reserve as part of the Appalachian  Fuels,  LLC acquisition  which is located on the Begley and Straight Creek tracts.  The highwall miner was purchased in March
2005 and coal  extraction  began in April 2005.  We truck coal from this mine to our Viall rail loadout facility that is located on the CSX railroad.  From April
1 through  December 31,  2005,  we produced  approximately  163,241 tons of coal under our agreement with a contract miner, which operates this mine for us.

         SURFACE MINE KY NO. 4. In November  2004, we acquired this surface mine as part of the Appalachian Fuels, LLC acquisition which is located on the Begley and Straight  Creek  tracts.  This surface  mine  facilitates  the clearing of a
"highwall"  primarily  for  purposes of using the highwall  miner.  The mine was operated by a subcontractor from June 1 through August 8, 2005, at which time we began operating the mine using our own employees.  From June 1 through  December
31, 2005, we produced approximately 27,733 tons of coal from this mine.

         The highwall miner and surface mine,  Nos. 3 and 4, are both located on an estimated 3,982 acres with an average seam height of approximately 32 inches.
Typical coal quality for this mine is 12,500 Btu per pound and sulfur content is less than 2.0 pounds per million Btu.

         HIGHWALL  MINE KY NO. 6. In November  2004,  we acquired  this highwall mine as part of an  acquisition  of  mining  permits  and  mineral  rights  from
Appalachian  Fuels,  LLC.  Mine KY No. 6 is located  on the Begley and  Straight
Creek tracts.  A second  highwall  miner was purchased in February 2006 and coal extraction from Mine KY No. 6 began shortly thereafter.  We truck coal from this mine to our Viall rail loadout facility that is located on the CSX railroad.  We currently use a contract miner to mine this property.

PERMITTED NON-OPERATING MINES

         Currently,  we have five issued  mining  permits for mines that are not yet operating.  The five issued  permits are for mines located in Tennessee.  We have also applied for permits,  or have permit applications in various stages of processing, that should enable us to operate an additional seven mines.

TRANSPORTATION

         Our  Tennessee and Kentucky  operations  are both within a few miles of major interstate  highways,  which provide access for trucking  transport of our coal. Our Turley,  Tennessee rail load-out facility is immediately adjacent to a portion of the  Norfolk-Southern  rail system, and our Straight Creek,  Kentucky rail  load-out  facility  is  immediately  adjacent to a portion of the CSX rail system.  In February  2006,  through a  wholly-owned  subsidiary,  we  purchased forty-two  miles of railroad  track from  Norfolk-Southern  Railroad  which will connect our Baldwin facility in Devonia,  Tennessee to the Norfolk-Southern rail system in Oneida, Tennessee.

         We use employee  drivers and independent  contractors to haul coal from the mine sites to our  preparation  plants and  loadout  facilities.  We own our
trucks   and  employ   drivers   through   our   wholly-owned   subsidiary,   NC
Transportation, Inc.

RAILROAD LOADING AND PREPARATION PLANT FACILITIES

         We currently have two active railroad  loading  facilities;  the Turley railroad load-out facility in Turley, Tennessee, and the Viall railroad load-out facility  in  Straight  Creek,  Kentucky,  and  two  inactive  railroad  loading facilities  located in Smoky  Junction,  Tennessee and Devonia,  Tennessee.  The
Baldwin  railroad  facility,   located  at  Devonia,   Tennessee,  is  currently
undergoing capital improvements to become operational.

         Each railroad  load-out facility is in close proximity to a preparation plant. The Smoky Junction,  Tennessee preparation plant is fully operational and has an  estimated  capacity  of  720,000  clean  tons  per  year.  The  Brittain preparation  plant in Straight  Creek,  Kentucky is fully  functional and has an estimated annual capacity of 1.8 million clean tons.

         The  preparation  plants  in  Turley,  Tennessee,  and  Pine  Mountain,
Kentucky, are not currently in use and would need capital improvements to become operational.  We intend,  subject to  availability of funds, to improve the rail and preparation plant facilities where necessary to serve our growing production needs.

EMPLOYEES

         At December 31, 2005, we had 244 full-time employees, of which 211 were
engaged  in  direct  mining  or  processing   operations,   fourteen  in  mining
supervision,  and nineteen in  executive  management,  sales,  legal and general administration.  None of our  employees  are covered by a collective  bargaining agreement.  We consider our relationship with our employees to be favorable.  We utilize  the  services  of  independent  consultants  as needed.  The miners and supervisors  are based in East Tennessee and  Southeastern  Kentucky;  the Chief
Executive  Officer/President,  Chief Operating Officer,  Chief Financial Officer
and General Counsel are based in Knoxville, Tennessee.

MARKETING AND SALES

         Our marketing  and sales  efforts are based at the corporate  office in
Knoxville,  Tennessee and are led by our Vice  President of Sales,  who has over twenty-five  years of sales  experience in the coal industry.  Our sales efforts primarily are focused on increasing  our customer base of electric  utilities in the Southeastern  region of the United States. We are also targeting  industrial customers.  We do  not  anticipate  exporting  any  of our  production  for  the foreseeable future.

         During the year ended December 31, 2005, we sold over 1,216,000 tons of coal, 366,000 tons of which were sold in the fourth quarter, at an average price of nearly  $53.66 per ton,  resulting  in  approximately  $65.3  million in coal sales. Our top two customers, both electric utilities, represented approximately
60% of the tonnage relating to these coal sales.

CUSTOMERS

         During the twelve  months ended  December 31, 2005, we generated all of our coal sales  revenue from  fifteen  customers,  eight of which were  electric utilities (92%), six of which were industrial  companies (8%) and one was a coal
reseller  (‹1%).   All of  our sales in  2003 and  in the first nine  months of
2004 were made pursuant to short term  contracts  with our electric  utility and industrial customers. Sales to coal resellers were made on a spot basis. Most of our coal sales in the fourth quarter 2004 through December 31, 2005 were derived from long-term  contracts.  We intend to expand the number of customers we serve as our coal production increases,  and to enter into long term contracts for the majority of our coal  production to obtain greater price certainty for our coal.
At December 31, 2005, we had six contracts of one year or longer.  The following table  summarizes,  as of  December  31,  2005,  the  tons of  coal  that we are committed to deliver at prices  determined under existing  long-term  contracts, which prices are subject to annual  adjustment under the terms of our contracts, during the calendar years 2006 through 2010:

                         -------------    ---------------    ---------------
CALENDAR YEAR                TONS            AVG. $/ TON       DOLLAR VALUE
                         -------------    ---------------    ---------------

2006..................      1,429,000             $52.16       $ 74,532,250
2007..................      1,230,000             $52.02       $ 63,985,500
2008..................        300,000             $51.35       $ 15,403,500
2009..................         60,000             $59.48       $  3,568,500
2010..................         15,000             $69.45       $  1,041,750
                         -------------    ---------------    ---------------
    Total.............      3,034,000             $52.25       $158,531,500
                         =============    ===============    ===============

COMPETITION

         The coal  industry is intensely  competitive.  We compete with numerous domestic coal  producers.  We also compete with producers of other fuels used in
electricity  generation,   including  nuclear,  natural  gas  and  hydroelectric
producers.  In addition to  competition  from other  fuels,  coal  quality,  the marginal  cost  of  producing  coal  in  various  regions  of the  country,  and transportation  costs are major determinants of the price for which our coal can be sold.

                                THE COAL INDUSTRY

         A major  contributor to the world energy supply,  coal represented over
24% of the world's  primary  energy  consumption  in 2003 according to the World
Coal Institute.  The primary use for coal is to fuel electric power  generation.
In 2004,  coal-fired  plants  generated 50% of the  electricity  produced in the
United States,  according to the EIA. The United States  produces over one-fifth of the  world's  coal and is the  second  largest  coal  producer  in the world, exceeded only by China.  Other leading coal producers include India,  Australia, and South  Africa.  The United States is the holder of the largest coal reserves in the world.

         We   operate   in   the   Central/Southern   Appalachia   region.   The
Central/Southern  Appalachia  region  contains  coalfields in eastern  Kentucky,
Tennessee,  Alabama,  Southwestern  Virginia,  and  Central  and  Southern  West
Virginia.   Production  declined  in  all  major  sections  of  Central/Southern
Appalachia  except  for  Southern  West  Virginia,  which  has  grown due to the expansion  of  more  economically  attractive  surface  mines.  The  region  has experienced  significant  consolidation  in the past several years due to modest
demand   growth  and  strong   competition   from  Western   coal.   We  believe
Central/Southern Appalachian operators market approximately 67% of their coal to
electric   generators,   principally   in  the   Southeastern   United   States.
Central/Southern Appalachia producers also sell extensively in the export market and to industrial customers. We believe the coal of Central/Southern  Appalachia has an average heat content of 12,500 Btu per pound and generally has low sulfur content.

COAL MINING TECHNIQUES

         Coal mining  operations  can be divided  into  surface and  underground mining methods. The most appropriate mining technique is determined by coal seam characteristics  such as location and recoverable reserve base.  Drill-hole data are used  initially  to define the size,  depth and quality of the coal  reserve area  before  committing  to a specific  extraction  technique.  All coal mining techniques  rely heavily on technology,  improvements  to which have resulted in increased  productivity.  The five most common mining  techniques are continuous mining, longwall mining,  truck-and-shovel mining, dragline mining, and highwall mining, the newest technique. We use continuous mining,  truck-and-shovel mining and highwall mining.

         SURFACE MINING.  Generally, it is easier and cheaper to mine coal seams that  are  thick  and  located  close  to the  surface  than it is to mine  thin underground seams.  Typically,  coal-mining operations will begin at the part of the coal seam that is closest to the surface and most economical to mine. As the seam is mined,  it becomes more difficult and expensive to mine because the seam either  becomes  thinner or  protrudes  more  deeply  into the earth,  requiring removal of more material over the seam,  known as "overburden." As the amount of overburden increases the cost to mine coal increases. For example, many seams of coal in  Central  Appalachia  are  between  one to ten feet  thick  and  located hundreds of feet below the surface. In contrast, seams in the Powder River Basin of Wyoming may be eighty feet thick and located only 100 feet below the surface.

         TRUCK-AND-SHOVEL  MINING.  Truck-and-shovel  mining is a surface mining method  that uses  either  large  electric-powered  shovels or front end loaders
("loaders")  to remove  the  earth or  OVERBURDEN  that  covers  the  coal.  The overburden is loaded onto large off-road  trucks,  and the overburden is used to backfill  pits  after  coal  removal.  Loaders  load coal into coal  trucks  for transportation  to the preparation  plant or rail load-out.  Seam recovery using the  truck-and-shovel  method is typically 90%.  Productivity depends on size of
equipment,   geological  composition  and  the  ratio  of  overburden  to  coal.
Productivity  varies between 250 to 400 tons per miner shift in the Powder River
Basin  where the  overburden  ratio is  approximately  four to one, to thirty to eighty tons per miner shift in Central  Appalachia where the overburden ratio is approximately twenty to one.

         HIGHWALL MINING.  Highwall mining is a surface mining method in which a continuous  mining  machine is driven by remote control into the seam exposed by previous open cut  operations,  or  "highwall",  which was the result of surface mining operations. A continuous haulage system carries the coal from the digging face to the surface for stockpiling  and transport.  This process forms a series of  parallel,  unsupported  cuts along the  highwall.  It is vital that the coal pillars  remaining  between  adjacent  drives  are  capable  of  supporting  the overburden structure.

         DEEP  MINING.  Those  seams  that are too deep to  surface  mine can be economically  mined with specialized  equipment  matched to the thickness of the coal seam. Underground mining methods consist of "room and pillar" and "longwall mining." Room and pillar mining  typically  requires using a continuous miner to cut a system of entries  into the coal,  leaving  pillars to support  the strata above the coal.  Shuttle cars then transport the coal from the digging face to a conveyor  belt for  transport to the surface.  This method is often used to mine thin seams, and seam recovery is typically 50% or less. Longwall mining requires a  sophisticated  array of  equipment  that cuts a block of coal as wide as 1000 feet and as long as 5000 feet. This mining method  requires a very large,  thick seam of coal and a  sophisticated  array of  expensive  mining  equipment.  Most underground mining in the U.S. is performed using continuous miners.

COAL CHARACTERISTICS

         HEAT  VALUE.  The heat value of coal is  commonly  measured  in Btu per pound of coal. Coal found in the Eastern and  mid-Western  regions of the United
States, including Central Appalachia,  tends to have a heat content ranging from
10,000 to 15,000 Btu per pound.  Most coal found in the  Western  United  States ranges from 8,000 to 10,000 Btu per pound.  The weight of  moisture in coal,  as sold,  is  included in  references  to Btu per pound of coal,  unless  otherwise indicated.

         SULFUR CONTENT. Sulfur content can vary from seam to seam and sometimes within each seam. Coal combustion  produces sulfur dioxide,  the amount of which varies depending on the chemical  composition and the concentration of sulfur in the coal. Low sulfur coal has a variety of definitions,  and in using this term, we refer to coal with sulfur content of 2.0% or less by weight.  Compliance coal refers to coal with a sulfur  content of less than 1.2 pounds of sulfur  dioxide per  million  Btu.  The  strict  emissions  standards  of the Clean Air Act have increased  demand for low sulfur coal. We expect  continued  high demand for low sulfur coal as electric generators meet the current Phase II requirements of the
Clean Air Act (1.2 pounds or less of sulfur dioxide per million Btu).

         Sub-bituminous  coal typically has lower sulfur content than bituminous coal,  but  some  bituminous  coal in  Colorado,  Eastern  Kentucky,  Tennessee,
Southern West Virginia and Utah also has a low sulfur content.

         OTHER. Ash is the inorganic  residue  remaining after the combustion of coal. As with sulfur content,  ash content varies from seam to seam. Ash content is an  important  characteristic  of coal for electric  generating  plants as it affects  combustion  performance  and  utilities  must handle and dispose of ash following combustion.

         Moisture  content of coal varies by the type of coal,  the region where it is mined and the location of coal within a seam.  In general,  high  moisture content  decreases the heat value and increases the weight of the coal,  thereby making it more expensive to transport with less combustion efficiency.  Moisture content in coal, as sold, can range from  approximately  5% to 30% of the coal's weight.  Generally,  the moisture content of coal from Central Appalachia ranges from 5% to 9%.

         The other major market for coal is the steel industry. The type of coal used in steel making is referred to as  metallurgical  coal and is distinguished by special  quality  characteristics  that  include  high  carbon  content,  low expansion pressure and various other chemical attributes.  Metallurgical coal is also

high in heat  content (as  measured  in Btu),  and  therefore  is  desirable  to utilities as fuel for electricity generation.  Consequently,  metallurgical coal producers  have the  ongoing  opportunity  to select  the market  that  provides maximum revenue. The premium price offered by steel makers for the metallurgical quality  attributes  is typically  higher than the price offered by utility coal buyers that value only the heat content.

         Once raw coal is  mined,  it is often  crushed,  sized  and  washed  in preparation plants where product consistency and heat content are improved. This process  involves  crushing the coal to the required size,  removing  impurities
and,   where   necessary,   blending  it  with  other  coal  to  match  customer
specifications.

         When some types of coal are super-heated in the absence of oxygen, they form a hard, dry, caking form of coal called "coke." Steel  production uses coke as a fuel and reducing agent to smelt iron ore in a blast  furnace.  Most of the coking coal comes from coal found in Northern and Central Appalachia.

COAL PRICES

         Coal prices vary  dramatically by region and are determined by a number of factors.  The two principal components of the delivered price of coal are the price of coal at the mine,  which is influenced by mine operating costs and coal quality,  and the cost of  transporting  coal from the mine to the point of use.
Electric  utilities  purchase coal on the basis of its total  delivered cost per million Btu. The higher the Btu of the coal, the fewer tons the utility needs to buy to meet its requirements.

         PRICE AT THE  MINE.  The  price of coal at the  mine is  influenced  by geological  characteristics such as seam thickness,  overburden ratios and depth of  underground  reserves.  Eastern United States coal is more expensive to mine than  Western  coal  because  of  thinner  coal  seams and  thicker  overburden.
Underground  mining,  prevalent in the Eastern United  States,  has higher costs than surface mining because it requires more people,  greater development costs, and higher costs to remove impurities.

         In addition to direct  mining  costs,  the price of coal at the mine is also a function of quality  characteristics  such as heat value, sulfur, ash and moisture content. Metallurgical coal has higher carbon and lower ash content and is usually  priced as much as $10 per ton higher than steam coal produced in the same regions. Higher prices are paid for special coking coal with low volatility characteristics.  Very few coal seams  possess these unique  metallurgical  coal qualities.

         TRANSPORTATION  COSTS. Coal used for domestic  consumption is generally sold FREIGHT ON BOARD,  or FOB, at the mine and shipped by railroad or by truck.
The buyer normally bears the  transportation  costs.  Export coal,  however,  is usually  sold at the  loading  port,  and coal  producers  are  responsible  for arranging and paying for shipment to the export coal-loading facility. The buyer does not acquire ownership of the coal or pay for it until it is loaded onto the ship.

         Most electric  generators  arrange  long-term  shipping  contracts with rail, truck, or barge companies to assure stable delivered costs. Transportation can be a large  component of a buyer's cost,  especially  if long  distances are involved  such as from  Wyoming to the  Southeast.  Although  the buyer pays the freight,  transportation  costs are still  important  to coal  mining  companies because  the buyer may  choose a supplier  based on the cost of  transportation.
According  to the  National  Mining  Association,  railroads  account for nearly two-thirds of total United States coal shipments.  Trucks and overland conveyors haul coal over shorter  distances,  while lake  carriers and ocean  vessels move coal mainly to export  markets.  Some  domestic  coal is shipped  over the Great
Lakes.  Most coal mines are  served by a single  rail  company,  but much of the
Powder  River  Basin is served by two  competing  rail  carriers.  Coal mines in
Central Appalachia  generally are served by either the  Norfolk-Southern  or the
CSX rail lines.

REGULATORY MATTERS

         Federal,  state and local  authorities  regulate the United States coal mining  industry  with  respect to matters  such as employee  health and safety, permitting and licensing requirements, air quality standards,

water pollution,  plant and wildlife protection, the reclamation and restoration of mining properties,  the discharge of materials into the environment,  surface subsidence  from  underground  mining,  and the effects of mining on groundwater quality and availability. The Mine Safety and Health Administration, or MSHA, is
the U.S.  Department  of Labor agency  responsible  for the health and safety of miners.  The Office of Surface Mining, or OSM, is the Department of the Interior
agency which governs the issuance of permits and is  responsible  for overseeing the reclamation, restoration and other environmental processes for our industry.

         The  industry is also  affected by  significant  legislation  mandating certain benefits for current and retired coal miners.  Numerous  federal,  state and local governmental permits and approvals are required for mining operations.
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

         We endeavor to conduct our mining  operations  in  compliance  with all applicable federal,  state and local laws and regulations.  However,  because of extensive and comprehensive  regulatory  requirements,  violations during mining operations  occur from time to time. The majority of any such violations  result from natural causes, such as heavy rainfall or diverse  temperature  conditions, that cause  physical  changes to the land surface or water  levels  resulting in excess  sedimentation in streams or land slides.  None of the violations to date or the monetary penalties assessed upon us have been material.

     MINE SAFETY AND HEALTH

         Stringent  health  and  safety  standards  have  been in  effect  since
Congress  enacted the Coal Mine Health and Safety Act of 1969.  The Federal Mine
Safety and Health Act of 1977  significantly  expanded the enforcement of safety and health  standards and imposed safety and health  standards on all aspects of mining operations.

         Most states, including the states of Tennessee and Kentucky in which we operate,  have programs for mine safety and health  regulation and  enforcement.
Collectively,  federal and state safety and health regulation in the coal mining industry is perhaps the most  comprehensive  and pervasive system for protection of employee health and safety  affecting any segment of United States  industry.
While  regulation has a significant  effect on our operating costs, our regional competitors are subject to the same degree of regulation.

     ENVIRONMENTAL LAWS

         We are subject to various federal and state environmental laws. Some of these  laws,  discussed  below,  place  many  requirements  on our  coal  mining operations.  Federal and state  regulations  require  regular  monitoring of our mines and other facilities to ensure compliance.

     SURFACE MINING CONTROL AND RECLAMATION ACT

         The  SMCRA,   which  is  administered  by  OSM,   establishes   mining,
environmental  protection and  reclamation  standards for all aspects of surface mining as well as many aspects of deep mining.  Mine operators must obtain SMCRA permits and permit  renewals  for mining  operations  from the OSM.  Where state regulatory  agencies have adopted  federal  mining  programs under the act as in
Kentucky, the state becomes the regulatory authority.

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

     CLEAN AIR ACT

         The coal  industry has witnessed a recent shift in demand to low sulfur coal production  driven by regulatory  restrictions on sulfur dioxide  emissions from  coal-fired  power plants.  The Clean Air Act, the Clean Air Act Amendments and the  corresponding  state laws that regulate the emissions of materials into the air,  affect coal mining  operations  both directly and  indirectly.  Direct impacts on coal mining and processing operations may occur through Clean Air Act
permitting   requirements  and/or  emission  control  requirements  relating  to particulate matter,  such as fugitive dust,  including future regulation of fine particulate  matter measuring ten micrometers in diameter or smaller.  The Clean
Air Act indirectly affects coal mining operations by extensively  regulating the air emissions of sulfur dioxide,  nitrogen  oxides,  mercury and other compounds emitted by coal-fueled electricity generating plants.

         For  example,  in 1995,  Phase I of the Clean Air Act Acid Rain program required high sulfur coal plants to reduce their  emissions of sulfur dioxide to
2.5 pounds or less per million Btu,  and in 2000,  Phase II of the Clean Air Act tightened  these  sulfur  dioxide  restrictions  further to 1.2 pounds of sulfur
dioxide  per  million  Btu.  Currently,   electric  power  generators  operating
coal-fired plants can comply with these requirements by:

         o        burning lower sulfur coal,  either  exclusively  or mixed with higher sulfur coal;
         o        installing pollution control devices such as scrubbers,  which reduce the emissions from high sulfur coal;
         o        reducing electricity generating levels; or
         o        purchasing or trading emission credits to allow them to comply with the sulfur dioxide emission compliance requirements.

         However, as new and proposed laws and regulations,  including the Clean
Air Interstate Rule and the Clean Air Mercury Rule,  require further  reductions in  emissions,  coal-fired  utilities may need to install

additional  pollution  control  equipment,  such as wet  scrubbers,  to  comply.
Installation of such additional  pollution  control  equipment could potentially result in a decrease in the demand for low sulfur coal (because  sulfur would be removed by the new  equipment),  potentially  driving down prices for low sulfur coal.

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

     RESOURCE CONSERVATION AND RECOVERY ACT

         The Resource  Conservation and Recovery Act, which was enacted in 1976, affects coal mining  operations by establishing  requirements for the treatment, storage and disposal of hazardous waste. Coal mine waste, such as overburden and coal cleaning waste, are exempted from hazardous waste management.

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

PERMITTING

         Mining  companies  must obtain  numerous  permits  that  impose  strict environmental  and safety  regulations  on their  operations.  These  provisions include  requirements  for coal  prospecting,  mine  plan  development,  topsoil removal,  storage and replacement,  selective handling of overburden  materials, mine  pit  backfilling  and  grading,  protection  of  the  hydrologic  balance, subsidence  control  for  underground  mines,  surface  drainage  control,  mine drainage and mine discharge control and treatment, and revegetation.

         We must obtain permits from  applicable  state  regulatory  authorities before we begin to mine  reserves.  The  mining  permit  application  process is initiated by collecting  baseline data to adequately  characterize  the pre-mine environmental  condition  of the  permit  area.  This work  includes  surveys of cultural  resources,  soils,  vegetation,  wildlife,  assessment  of surface and ground water  hydrology,  climatology and wetlands.  In conducting this work, we collect  geologic data to define and model the soil and rock structures and coal that will be mined.  We develop mine and  reclamation  plans by  utilizing  this geologic data and incorporating elements of the environmental data. The mine and reclamation  plans  incorporate the provisions of the Surface Mining Control and
Reclamation  Act of 1977 (the  "SMCRA"),  state  programs and the  complementary environmental  programs  that impact coal  mining.  Also  included in the permit application are documents defining ownership and agreements  pertaining to coal, minerals,  oil and gas, water rights, rights of way, and surface land along with documents required of the Office of Surface Mining's Applicant Violator System.

         Once a permit  application  is prepared and submitted to the regulatory agency,  it goes  through a  completeness  review,  technical  review and public notice and comment period prior to approval.  SMCRA mine permits can take over a year to prepare,  depending on the size and  complexity  of the mine,  and often require  six  months to two  years for  approval.  Regulatory  authorities  have considerable  discretion in the timing of permit issuance and the public has the right to comment on and otherwise  engage in the permitting  process,  including through intervention in the courts.

         We do not believe there are any substantial matters that pose a risk to maintaining  our existing mining permits or hinder our ability to acquire future mining.  It is our policy to ensure that our operations  are in full  compliance with the requirements of the SMCRA and state laws and regulations governing mine reclamation.

TECHNOLOGY

         Coal mining technology is continually evolving and improving.  Longwall mining  technology has increased the average  recovery of coal from large blocks of underground  coal from 50% to 70%. At larger surface mines,  haul trucks have capacities of up to 400 tons, which is nearly double the maximum capacity  of the  largest  haul  trucks  used a decade  ago.  This  increase  in capacity,  along with larger  excavating  equipment,  has increased overall mine productivity.

         We do not have any licenses,  patents,  or trademarks and do not depend on licensed technology to conduct our operations.

RECENT COAL MARKET CONDITIONS

         U.S. coal production more than doubled from 1968 to 1998 due largely to changes in work practices and the  introduction  of new  technologies  that have greatly  increased mine  productivity.  According to the EIA,  overall coal mine productivity, measured in short tons produced per miner hour, has increased from
3.8 tons in 1990 to 6.8 tons in 2004.

         According  to traded  coal  indices  and  reference  prices,  U.S.  and international  coal  demand  is  currently  at high  levels.  Coal  prices  have increased significantly between 1994 and 2004, and have gone up significantly in
Central  Appalachia in every year since 2002. We believe that current  trends in the U.S.  coal  industry  are among the most  positive  witnessed  over the past decade, supported primarily by:

         o        stronger  industrial  demand  following a recovery in the U.S.
                  manufacturing sector;
         o        relatively low customer stockpiles;
         o        production difficulties and reserve degradation experienced by some U.S.  coal  producers;
         o        capacity  constraints  of  U.S.  nuclear-powered   electricity
                  generators;
         o        high current and forward prices for natural gas and oil;
         o        transportation  disruptions  including  constrained  rail line capacity and increased  costs faced by the trucking  industry;
                  and
         o        increased  international  demand for U.S. coal for electricity generation and steelmaking,  driven by global economic growth, high ocean freight rates and the weak U.S. dollar.

         U.S. spot coal prices have experienced  significant volatility over the past few years. Starting in late 2000 and continuing through mid-2001, U.S. spot coal  prices  began to rise as a result of reduced  supply,  higher  demand from utility  and  industrial  consumers,  and  rising  natural  gas and oil  prices.
Beginning in the middle of 2001,  U.S. coal prices declined due to the weakening domestic economy, higher utility consumer inventories and increases in supply as the coal  production  market  reacted  to the  stronger  prices  during the late
2000/early 2001 period. Spot prices for coal remained relatively low through the end of 2001 and during all of 2002.

         U.S. coal prices have steadily  increased since mid-2003,  particularly for coal sourced in the Eastern United States.  In 2005,  coal prices in Central
Appalachia  remained  relatively  unchanged  despite  unseasonal  weather in the
Southeast. Cooler summer temperatures and a warmer than normal winter did little to lower the price of Central Appalachian coal. Many utilities are now trying to lock in prices for future supplies of coal.

DEMAND FOR U.S. COAL PRODUCTION

         ELECTRICITY GENERATION

         Coal  produced in the United  States is used  primarily by utilities to generate  electricity,  by  steel  companies  to  produce  coke for use in blast furnaces  and by  industry to heat and power  foundries,  cement  plants,  paper mills,  chemical  plants  and other  manufacturing  and  processing  facilities.
Significant  quantities  of coal are also exported from both East and West coast terminals.  According to the EIA,  almost all of the coal consumed in the United
States  in 2004  was  from  domestic  production  sources,  given  that  imports represent  less than 3% of total  domestic  consumption.  Coal  produced  in the
United  States is also  exported,  primarily  from  East  coast  terminals.  The breakdown of 2004 U.S. coal  consumption by sector,  according to the EIA, is as follows:

         END USE:                       TONS (MILLIONS)          % OF TOTAL
                                      -------------------    ------------------
         Electric Power                            1,015                 91.9%
         Other Industrial Plants                      61                  5.6%
         Coke Plants                                  24                  2.1%
         Residential & Commercial                      4                  0.4%
                                      -------------------    ------------------
          Total                                    1,104                100.0%
         Source: EIA

         Coal  has  long  been  favored  as an  electricity  generating  fuel by regulated  utilities because of its basic economic  advantage.  The largest cost component in electricity  generation is fuel.  According to the National  Mining
Association,  coal is the  cheapest  source  of  power  fuel  per  million  Btu, averaging  less than  one-fifth  the price of both  petroleum and natural gas in
2004.  According to the EIA, for a new coal-fired plant built today,  fuel costs would represent about one-half of total operating  costs,  while the share for a new  natural-gas-fired  plant would be almost 90%. Coal used as fuel to generate electricity  is  commonly  referred  to as  "steam  coal."  Other  factors  that influence each utility's choice of electricity  generation mode include facility cost, fuel transportation  infrastructure,  environmental restrictions and other factors. The breakdown of U.S. electricity generation by fuel source in 2004, as estimated by the EIA, is as follows:

         ELECTRICITY GENERATION SOURCE:      % OF TOTAL ELECTRICITY GENERATION
                                             ---------------------------------
         Coal                                                 50%
         Nuclear                                              20%
         Natural Gas                                          18%
         Hydro                                                 7%
         Petroleum                                             3%
         Other                                                 2%
                                                          --------
         Total                                               100%
         Source: EIA

         The EIA projects that  generators of  electricity  will increase  their demand  for  coal  as  demand  for  electricity  increases.  Because  coal-fired generation  is  used  in  most  cases  to  meet  base  load  requirements,  coal consumption has generally grown at the pace of electricity demand growth. Demand for electricity has historically  grown in proportion to U.S. economic growth as measured by gross domestic product.

                 INCREASING U.S ELECTRICITY DEMAND (1980 - 2025)

                                   1980     1985     1990     1995     2000    2005E    2010P    2015P   2020P    2025P
                                   ----     ----     ----     ----     ----    -----    -----    -----   -----    -----
                                                                 (Billion Kilowatt Hours)

Net Electricity Consumption        2,094    2,324    2,837    3,164   3,592    3,845    4,272    4,643   5,043    5,470

Source: EIA

         According to the EIA, from 1990 to 2004 coal  consumption in the United
States  increased from 905 million tons to 1.1 billion tons, or 22%. The largest driver of increased coal consumption during this period was increased demand for electricity.  The EIA  estimates  that coal use for  electricity  generation  is expected to increase by 1.6% per year on average  through  2025, as coal remains one of the lowest cost fuel sources for domestic electric power producers.

      U.S. ELECTRICITY PRODUCTION AND COAL CONSUMPTION TRENDS (1995 - 2004)

                       1995      1996       1997      1998      1999      2000       2001      2002      2003       2004
                      ------    -------    ------    ------    -------   -------    ------    ------    -------    ------
PRODUCTION BY FUEL:                                        (Billion Kilowatt Hours)
Coal                  1,709      1,795     1,845     1,874      1,881     1,966     1,904     1,933      1,974     1,976
Nuclear                 673        675       629       674        728       754       769       780        764       789
Natural Gas             496        455       479       531        556       601       639       691        650       700
Hydroelectric           308        344       353       319        313       270       208       256        267       262
Petroleum                75         81        93       129        118       111       125        95        119       118
Other                    92         94        94        94         98       100        92       104        109       109
                      ------    -------    ------    ------    -------   -------    ------    ------    -------    ------
TOTAL PRODUCTION      3,354      3,444     3,492     3,620      3,695     3,802     3,737     3,859      3,883     3,953

                                                             (Million Short Tons)
COAL CONSUMPTION        962      1,006     1,030     1,037      1,039     1,084     1,060     1,066      1,095     1,104
Source: EIA

         We believe  that  existing  coal-fired  plants  will supply much of the projected  increase in the demand for  electricity  because they possess  excess capacity  that can be utilized at low  incremental  costs.  The National  Energy
Technology Laboratory has identified 124 coal-fired plants,  representing 73,000 megawatts  of electric  generation  capacity,  that have been  proposed  and are currently in various stages of development.

         RESTRUCTURING OF THE ELECTRIC INDUSTRY.

          In October 1992, Congress enacted the Energy Policy Act of 1992, which gave wholesale  electricity  suppliers access to the transmission  lines of U.S.
utility  companies.  In May  1996,  the  Federal  Energy  Regulatory  Commission
("FERC")  issued the first of a series of orders  establishing  rules to promote competition in wholesale  electricity markets by providing wholesale electricity suppliers open access to  electricity  transmission  systems.  In 1999, the FERC
issued  a  rule  to  encourage  the   establishment  of  regional   transmission
organizations.  Wholesale  competition has resulted in a substantial increase in non-utility generating capacity in the United States.

         Some individual  states are also proceeding with their own deregulation initiatives. The pace of deregulation differs significantly from state to state.
As of September 2003,  seventeen  states and the District of Columbia had either enacted  legislation  leading to the  deregulation of the electricity  market or issued a regulatory  order to implement retail access that would allow customers
to  choose  their  own  supplier  of   generation.   Five  states  have  delayed
restructuring  and  twenty-seven  are not  actively  pursuing  deregulation.  In
California,  where  supply  and demand  imbalances  created  electricity  supply shortages, the California Public Utilities Commission suspended deregulation.

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

U.S. COAL PRODUCTION AND DISTRIBUTION.

         In 2004, total coal production as estimated by the Department of Energy was 1.1 billion  tons.  The primary  producing  regions in the United States are
Appalachia (35%) (including West Virginia,

Kentucky,  Tennessee and  Pennsylvania),  Interior  (13%)  (including  Illinois,
Indiana and Western  Kentucky) and Western (52%)  (including  Wyoming,  Utah and
Colorado). All of our coal production comes from the Central Appalachian region.
In 2004,  approximately 67% of U.S. coal was produced by surface mining methods.
The remaining 33% was produced by  underground  mining methods that include room and pillar mining and longwall mining.

                              U.S. COAL PRODUCTION

                   1998       1999      2000       2001      2002       2003      2004
                   ----       ----      ----       ----      ----       ----      ----
AREA:                                    (Tons in Millions)
Appalachian       460.4      425.6     419.4      431.2     396.2      376.1     390.4
Interior          168.4      162.5     143.5      146.9     146.6      146.0     145.8
Western           488.8      512.3     510.7      547.9     550.4      549.7     575.2
Total           1,117.6    1,100.4   1,073.6    1,126.0   1,093.2    1,071.8   1,111.4

Source: Coal Industry Annual Review and Coal Weekly,  1998-2004,  EIA (including
2004 estimated data).

         CENTRAL  APPALACHIA.   We  operate  in  Central   Appalachia.   Central
Appalachia,  which includes Eastern Kentucky,  Virginia,  Tennessee and Southern
West  Virginia,  generated  21% of the total U.S.  coal  production  in 2004. We believe coal mined from this region generally has a high heat content of between
12,000 and 14,000 Btu per pound and a low sulfur  content  ranging  from 0.7% to
1.5%. From 2000 to 2004,  according to the EIA, the Central  Appalachian  region experienced a decline in  production  from 261 million tons to 232 million tons, or an 11%  decline,  primarily  as a result  of the  depletion  of  economically attractive reserves, permitting issues and increasing costs of production, which was partially  offset by  production  increases in Southern West Virginia due to the expansion of more economically attractive surface mines.

         The structural  issues in Central  Appalachia have led to high barriers to entry. The geological  characteristics of Central  Appalachian coal reserves, such as depth of  overburden  and coal seam  thickness,  make them  complex  and costly  to mine.  As mines  become  depleted,  replacement  reserves  may not be available  when required or, if available,  may not be capable of being mined at costs comparable to those characteristic of the depleting mines. In addition, as compared to mines in the Powder River  Basin,  permitting,  licensing  and other environmental and regulatory  requirements are more costly and time-consuming to satisfy.  These factors could materially  adversely affect the mining operations and cost  structures  of, and  customers'  ability to use coal  produced by, our mines in Central Appalachia.

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

         CONTINUOUS MINING. A form of underground,  room-and-pillar  mining that uses a  continuous  mining  machine  to cut coal  from the seam and load it onto conveyors or into shuttle cars which transport it to the surface for processing.

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

         ROOM-AND-PILLAR MINING. The most common method of underground mining in which  the  mine  roof is  supported  mainly  by coal  pillars  left at  regular intervals.  Rooms are placed where the coal is mined;  pillars are areas of coal left between the rooms

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

         SULFUR CONTENT.  Coal is commonly  classified by its sulfur content due to the importance of sulfur in environmental regulations.  "Low sulfur" coal has a variety of  definitions  but  typically is used as a  classification  for coal containing 2.0% or less sulfur.

         SURFACE  MINE.  A coal mine in which the coal lies near the surface and can be  extracted by removing  the  covering  layer of soil (see  "Overburden").
About 60% of total  United  States  coal  production  comes from  surface  mines including highwall mines.

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

ITEM 1A. RISK FACTORS.

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

                          RISKS RELATED TO OUR BUSINESS

OUR  SUBSTANTIAL  LEVEL OF  INDEBTEDNESS  COULD  ADVERSELY  AFFECT OUR FINANCIAL
CONDITION.

         We  have,  and  will  continue  to have  substantial  indebtedness.  At
December 31, 2005, we had  approximately  $55.0 million principal value of total senior  debt,  and for the twelve  months  ended  December 31, 2005 our ratio of
Adjusted EBITDA to interest expense was 2.1:1 and our ratio of total senior debt to  Adjusted  EBITDA  was  6.1:1.  Our  indebtedness  could be  increased  by an additional  $10.0  million  under a future  credit  facility,  which  will  have priority over senior debt with respect to security  interests in the collateral.
Our high level of indebtedness could have important consequences,  including the following:

         o        reducing our ability to obtain additional financing;
         o        reducing our cash flow;
         o        placing  us at a  competitive  disadvantage  compared  to  our competitors that may have proportionately less debt or greater financial resources;

         o        hindering  our  flexibility  in  dealing  with  changes in our business and the industry; and
         o        making us more  vulnerable  to economic  downturns and adverse developments.

DESPITE EXISTING DEBT LEVELS, WE MAY STILL BE ABLE TO INCUR  SUBSTANTIALLY  MORE
DEBT, WHICH WOULD INCREASE THE RISKS ASSOCIATED WITH OUR LEVERAGE.

         We may be able to incur  substantial  amounts of additional debt in the future,  including debt under a future credit facility, which will have priority over senior debt with respect to security interests in the collateral,  and debt resulting  from the  issuance of  additional  notes.  Although  the terms of the senior  debt and any  future  credit  facility  may limit our  ability  to incur additional  debt,  such  terms do not and will not  prohibit  us from  incurring substantial  amounts of additional  debt for specific  purposes or under certain circumstances.  The  incurrence of additional  debt could  adversely  impact our ability to service payments on senior debt.

WE MAY NOT BE ABLE TO  GENERATE  THE  SIGNIFICANT  AMOUNT OF CASH  NEEDED TO PAY
INTEREST AND PRINCIPAL AMOUNTS ON OUR DEBT.

         We rely  primarily  on our  ability to  generate  cash in the future to service our debt. If we do not generate  sufficient  cash flows to meet our debt service  and  working  capital  requirements,  we may  need to  seek  additional financing.  If we are unable to obtain financing on terms that are acceptable to us, we could be forced to sell our assets or those of our  subsidiaries  to make up for any shortfall in our payment obligations under unfavorable circumstances.
The indentures  currently in place and any future credit facility will limit our ability to sell assets and also restrict use of the proceeds from any such sale.
Therefore,  even if forced to do so, we may not be able to sell  assets  quickly enough or for sufficient amounts to enable us to meet our debt obligations.

WE FACE NUMEROUS  UNCERTAINTIES IN ESTIMATING OUR ECONOMICALLY  RECOVERABLE COAL
RESERVES,  AND INACCURACIES IN OUR ESTIMATES COULD RESULT IN LOWER THAN EXPECTED
REVENUES, HIGHER THAN EXPECTED COSTS OR DECREASED PROFITABILITY.

         We estimate that as of December 31, 2005, we control approximately 80.8 million tons of proven and probable in-place reserves,  including  approximately
38.5 million tons of reserves  that are  recoverable  at this time.  We base our reserves  estimates on  engineering,  economic and geological data assembled and analyzed by our staff,  which includes  various  engineers and  geologists,  and aspects of which have been  reviewed  by outside  firms.  Our  estimates  of our proven and probable reserves and our recoverable reserves, as well as the Btu or sulfur  content of our  reserves,  may be  revised  and  updated to reflect  the resolution of  uncertainties  and  assumptions,  the production of coal from the reserves and new drilling or other data received.

         In January 2006,  we engaged  Marshall  Miller &  Associates,  Inc., an independent mining engineering firm, to evaluate our reserves.  Their evaluation efforts are ongoing and they have not yet submitted  their final report.  Future estimates of our  reserves,  including  estimates  prepared by Marshall  Miller, could be  materially  different  from  current  estimates.  There  are  numerous uncertainties  inherent in estimating  quantities  and qualities of and costs to mine recoverable reserves,  including many factors beyond our control. Estimates of economically  recoverable coal reserves and net cash flows necessarily depend upon a number  of  variable  factors  and  assumptions,  all of  which  may vary considerably from actual results such as:

         o        geological  and  mining  conditions  which  may  not be  fully identified by available  exploration  data or which may differ from experience in current operations;
         o        historical  production  from the area compared with production from other similar producing areas;
         o        the assumed  effects of regulation  and taxes by  governmental agencies; and

         o        assumptions  concerning coal prices,  operating costs,  mining technology improvements, severance and excise tax, development costs and reclamation costs.

         For these reasons, estimates of the economically recoverable quantities
and   qualities   attributable   to  any   particular   group   of   properties,
classifications  of reserves based on risk of recovery and estimates of net cash flows expected from particular  reserves  prepared by different  engineers or by the same  engineers  at  different  times may vary  substantially.  Actual  coal tonnage  recovered from identified  reserve areas or properties and revenues and expenditures with respect to our reserves may vary materially from estimates. As a result,  the reserve  estimates set forth in this report may differ materially from our actual reserves.  Inaccuracies in our estimates related to our reserves could result in lower than expected  revenues,  higher than expected  costs,  or decreased profitability.

OUR FUTURE SUCCESS DEPENDS UPON OUR ABILITY TO CONTINUE ACQUIRING AND DEVELOPING
COAL  RESERVES  THAT  ARE  ECONOMICALLY  RECOVERABLE  AND TO RAISE  THE  CAPITAL
NECESSARY TO FUND OUR EXPANSION.

         Our  recoverable  reserves will decline as we produce coal. We have not yet applied for the permits required or developed the mines necessary to use all of the coal deposits under our mineral rights.  Furthermore,  we may not be able to  mine  all  of our  coal  deposits  as  efficiently  as we do at our  current
operations.   Our  future  success   depends  upon  our  conducting   successful
exploration  and  development  activities  and acquiring  properties  containing economically  recoverable  coal  deposits.  In addition,  we must also  generate enough capital,  either through our operations or through outside financing,  to mine these additional  reserves.  Our current strategy  includes  increasing our coal deposits base through  acquisitions  of other mineral  rights,  leases,  or producing properties and continuing to use our existing properties.  Our ability to further  expand our  operations  may be  dependent  on our  ability to obtain sufficient working capital, either through cash flows generated from operations, or financing activities,  or both. Mining coal in Central Appalachia can present special  difficulties.  Characteristics  of the land and  permitting  process in
Central Appalachia, where all of our mines are located, may adversely affect our mining  operations,  our costs and the ability of our  customers to use the coal that we  mine.  The  geological  characteristics  of  Central  Appalachian  coal reserves, such as depth of overburden and coal seam thickness, make them complex and costly to mine. As mines become  depleted,  replacement  reserves may not be available  when required or, if available,  may not be capable of being mined at costs comparable to those characteristic of the depleting mines. In addition, as compared to mines in the Powder River  Basin,  permitting,  licensing  and other environmental and regulatory  requirements are more costly and time-consuming to satisfy.  These factors could materially  adversely affect our mining operations and costs, and our customers' abilities to use the coal we mine.

OUR ABILITY TO IMPLEMENT OUR PLANNED  DEVELOPMENT  AND  EXPLORATION  PROJECTS IS
DEPENDENT ON MANY FACTORS,  INCLUDING THE ABILITY TO RECEIVE VARIOUS  GOVERNMENT
PERMITS.

         Our  planned  development  and  exploration  projects  and  acquisition activities  may not result in the  acquisition of  significant  additional  coal deposits and we may not have continuing success developing additional mines. For example, we may not be successful in acquiring  contiguous  properties that will leverage our  existing  facilities.  In  addition,  in order to develop our coal deposits, we must receive various governmental  permits.  Before a mining permit is issued on a  particular  parcel,  interested  parties  are  eligible  to file petitions to declare the land  unsuitable for mining.  For example,  on November
10, 2005,  two  environmental  groups filed a petition to halt the  expansion of surface  mining  activities  on the New River Tract and  surrounding  areas.  We cannot predict whether we will continue to receive the permits  necessary for us to expand our operations.

DEFECTS IN TITLE OR LOSS OF ANY  LEASEHOLD  INTERESTS  IN OUR  PROPERTIES  COULD
ADVERSELY AFFECT OUR ABILITY TO MINE THESE PROPERTIES.

         We  conduct,  or plan to  conduct,  a  significant  part of our  mining operations on properties  that we lease. A title defect or the loss of any lease could  adversely  affect our ability to mine the associated  reserves.  Title to most of our  owned or  leased  properties  and  mineral  rights  is not  usually verified  until we make a commitment to develop a property,  which may not occur until after we have obtained necessary permits and completed  exploration of the property.  In some cases, we rely on title  information or  representations  and warranties  provided by our lessors or  grantors.  Our right to mine some of our reserves may be adversely affected if defects in title or boundaries exist or if a lease  expires.  Any  challenge to our title could delay the  exploration  and development of the property and could  ultimately  result in the loss of some or all of our interest in the property and could  increase our costs.  In addition, if we mine on property that we do not own or lease, we could incur liability for such mining.  Some leases have minimum production  requirements or require us to commence  mining in a specified term to retain the lease.  Failure to meet those requirements  could  result in losses of  prepaid  royalties  and,  in some rare cases, could result in a loss of the lease itself.

DUE TO VARIABILITY IN COAL PRICES AND IN OUR COST OF PRODUCING  COAL, AS WELL AS
CERTAIN PROVISIONS IN OUR LONG TERM CONTRACTS,  WE MAY BE UNABLE TO SELL COAL AT
A PROFIT.

         We  typically  sell our coal for a  specified  tonnage  amount and at a negotiated  price pursuant to short-term and long-term  contracts.  For the year ended December 31, 2005,  100% of the coal we produced was sold under  long-term contracts.  Price adjustment,  "price reopener" and other similar  provisions in long-term supply agreements may reduce the protection from short-term coal price volatility  traditionally  provided  by  such  contracts.  Two of our  long-term contracts, representing 36% of our sales in the year ended December 31, 2005 and which  expire  at the end of 2007 and  2008,  contain  provisions  allowing  the purchase price to be renegotiated or adjusted based on market prices at the time
at  periodic   intervals.   Any  adjustment  or   renegotiation   leading  to  a
significantly  lower contract price would result in decreased revenues and lower our gross margins.  Coal supply  agreements also typically contain force majeure provisions  allowing temporary  suspension of performance by us or our customers during the  duration of  specified  events  beyond the  control of the  affected party. Most of our coal supply  agreements  contain  provisions  requiring us to deliver coal meeting quality thresholds for certain characteristics such as Btu, sulfur content,  ash content,  hardness and ash fusion  temperature.  Failure to meet these  specifications  could result in economic penalties,  including price adjustments,  the rejection of deliveries or, in the extreme, termination of the contracts.  Consequently,  due to the risks  mentioned  above  with  respect  to long-term supply agreements,  we may not achieve the revenue or profit we expect to achieve  from these sales  commitments.  In  addition,  we may not be able to successfully convert these sales commitments into long-term supply agreements.

THE COAL  INDUSTRY IS HIGHLY  CYCLICAL,  WHICH  SUBJECTS US TO  FLUCTUATIONS  IN
PRICES FOR OUR COAL.

         We are exposed to swings in the demand for coal, which has an impact on the prices for our coal.  The demand for coal products and,  thus, the financial condition and results of operations of companies in the coal industry, including us, are generally  affected by  macroeconomic  fluctuations in the world economy and the domestic and international demand for energy. In recent years, the price of coal has been at  historically  high  levels,  but these price levels may not continue. Any material decrease in demand for coal could have a material adverse effect on our operations and profitability.

WE DEPEND HEAVILY ON A SMALL NUMBER OF LARGE CUSTOMERS, THE LOSS OF ANY OF WHICH
WOULD ADVERSELY AFFECT OUR OPERATING RESULTS.

         For the year ended December 31, 2005, we derived  approximately  71% of our coal  revenues from sales to our three  largest  customers.  At December 31,
2005, we had coal supply  agreements with these customers that expire at various times through 2008. When these agreements expire, we may not be successful  at  renegotiating  them and  these  customers  may not  continue  to purchase coal from us pursuant to long-term coal supply agreements.  If a number of these customers were to significantly reduce their purchases of coal from us, or if we were  unable  to sell coal to them on terms as  favorable  to us as the terms under our  current  agreements,  our  financial  condition  and results of operations could suffer materially.

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

         Our coal sales for  calendar  2005 were  approximately  $65.3  million.
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

IF WE  NEED TO SELL OR  ISSUE  ADDITIONAL  SHARES  OF  COMMON  STOCK  OR  ASSUME
ADDITIONAL DEBT TO FINANCE FUTURE GROWTH,  OUR SHAREHOLDERS'  OWNERSHIP COULD BE
DILUTED OR OUR EARNINGS COULD BE ADVERSELY IMPACTED.

         Our business strategy may include expansion through internal growth, or
by   acquiring   complementary   businesses,   or  by   establishing   strategic
relationships  with targeted  customers.  In order to do so or to fund our other activities,  we may issue  additional  equity  securities  that could dilute our shareholders' stock percentage ownership. We may also assume additional debt and incur  impairment  losses  related to goodwill and other  tangible  assets if we acquire  another  company  and this  could  negatively  impact  our  results  of operations.

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

CERTAIN  PROVISIONS IN OUR SERIES A CONVERTIBLE  PREFERRED  STOCK MAY IMPACT OUR
ABILITY TO OBTAIN ADDITIONAL FINANCING IN THE FUTURE.

         In addition to cash flows  generated  from  operations,  we may need to raise  capital in the future  through the  issuance of  securities.  In order to issue securities that rank senior to our Series A convertible preferred stock in terms of liquidation  preference,  redemption rights or dividend rights, we must obtain the  affirmative  consent  of holders of at least 75% of the  outstanding shares of our Series A convertible

preferred  stock.  If we are  unable to obtain the  consent of these  holders in connection with future financings,  we may be unable to raise additional capital on acceptable terms, or at all.

THE LOSS OF KEY MANAGEMENT PERSONNEL COULD ADVERSELY AFFECT OUR BUSINESS.

         We are heavily dependent upon the skills, talents, and abilities of our executive  officers and board of directors to implement our business plan. Given the intense competition for qualified management personnel in our industry,  the loss of the  services of any key  management  personnel  may  significantly  and detrimentally  affect our business and  prospects.  We may not be able to retain some or all of our key management personnel, and even if replaceable,  it may be time consuming and costly to recruit qualified replacement personnel.

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

THE  COAL  INDUSTRY  IS  INTENSELY  COMPETITIVE,  AND  OUR  FAILURE  TO  COMPETE
EFFECTIVELY  COULD  REDUCE OUR  REVENUE  AND  MARGINS,  AND DELAY OR PREVENT OUR
ABILITY TO SERVICE OUR DEBT.

         We operate in a highly competitive industry with regional, national and international energy resources  companies.  We compete based primarily on price, and we believe that the principal factors that determine the price for which our coal can be sold are:

         o        competition from energy sources other than coal;
         o        coal quality;
         o        efficiency in extracting and transporting coal; and
         o        proximity to customers.

         Some  of  our   competitors   have  longer   operating   histories  and
substantially  greater  financial and other resources than we do. Our failure to compete effectively could reduce our revenues and margins,  and delay or prevent our ability to make payments on our debt.

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

WE FACE RISKS  INHERENT TO MINING WHICH COULD INCREASE THE COST OF OPERATING OUR
BUSINESS.

         Our mining operations are subject to conditions beyond our control that can delay coal deliveries or increase the cost of mining at particular mines for varying lengths of time. These conditions include weather and natural disasters, unexpected maintenance problems, key equipment failures, variations in coal seam thickness, variations in the amount of rock and soil overlying the coal deposit, variations  in rock and other  natural  materials  and  variations  in  geologic conditions.  Any of these  factors  could  increase  the cost of  operating  our business,  which would lower or eliminate our margins.

A  SHORTAGE  OF  SKILLED  LABOR  IN THE  MINING  INDUSTRY  COULD  POSE A RISK TO
ACHIEVING  OPTIMAL  LABOR   PRODUCTIVITY  AND  COMPETITIVE  COSTS,  WHICH  COULD
ADVERSELY AFFECT OUR PROFITABILITY.

         Efficient coal mining using modern  techniques  and equipment  requires skilled laborers,  preferably with at least a year of experience and proficiency
in  multiple   mining  tasks.   In  order  to  support  our  planned   expansion
opportunities,  we intend to sponsor both  in-house and  vocational  coal mining programs at the local level in order to train additional  skilled  laborers.  In the event the  shortage  of  experienced  labor  continues  or worsens or we are unable to train the  necessary  amount of skilled  laborers,  there  could be an adverse  impact on our labor  productivity  and costs and our  ability to expand production  and therefore  have a material  adverse  effect on our earnings.  In addition,  we have supplemented our direct workforce through the use of contract miners.  If our contract  miners are unable to perform their duties as expected, we may experience  temporary  disruptions  in our  production.  For example,  in
October 2005, we terminated our agreement with one of our contract  miners,  and as a result we were required to purchase coal to satisfy our sales requirements.
We do not  expect  that this  will have a  material  effect  on our  results  of operations for 2006.  However, if difficulties with our contract miners arise in the future,  there could be an adverse effect on our  productivity and costs and our ability to expand production and therefore have a material adverse effect on our earnings.

THE  GOVERNMENT  EXTENSIVELY  REGULATES  OUR MINING  OPERATIONS,  WHICH  IMPOSES
SIGNIFICANT  COSTS ON US, AND FUTURE  REGULATIONS  COULD INCREASE THOSE COSTS OR
LIMIT OUR ABILITY TO PRODUCE COAL.

         Federal,  state and local authorities regulate the coal mining industry with  respect to matters  such as  employee  health and safety,  permitting  and licensing  requirements,  air  quality  standards,  water  pollution,  plant and wildlife  protection,  reclamation  and restoration of mining  properties  after mining is completed,  the discharge of materials into the  environment,  surface
subsidence  from  underground   mining  and  the  effects  that  mining  has  on
groundwater  quality  and  availability.  In  addition,   legislation  mandating
specified benefits for retired coal miners affects our industry.

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
New legislation or administrative  regulations (or judicial  interpretations  of existing laws and regulations), including proposals related to the protection of the environment that would further regulate and tax the coal industry,  may also require  us or  our  customers  to  change  operations  significantly  or  incur increased costs. The majority of our coal supply agreements  contain  provisions that allow a purchaser to terminate its contract if  legislation  is passed that either restricts the use or type of coal permissible at the purchaser's plant or results in specified increases in the cost of coal or its use. These factors and legislation,  if enacted,  could have a material adverse effect on our financial condition and results of operations. In addition, the United States and over 160 other nations are signatories to the 1992 Framework Convention on Climate Change
which is  intended  to limit  emissions  of  greenhouse  gases,  such as  carbon dioxide.  In December 1997, in Kyoto,  Japan,  the signatories to the convention established a binding set of emission  targets for developed  nations.  Although the specific  emission  targets vary from country to country,  the United States would be required to reduce emissions to by 5% from 1990 levels over a five-year period from 2008 through  2012.  Although the United States has not ratified the emission targets and no comprehensive  regulations  focusing on U.S.  greenhouse gas emissions are in place, these restrictions,  whether through ratification of the emission  targets or other  efforts to stabilize  or reduce  greenhouse  gas emissions, could adversely impact the price of and demand for coal. According to the EIA's  "Emissions  of  Greenhouse  Gases in the United  States  2001,"  coal accounts for  approximately  one-third of carbon dioxide emissions in the United
States,  and efforts to control carbon dioxide emissions could result in reduced use of coal if  electricity  generators  switch to  sources  of fuel with  lower carbon dioxide emissions. Further developments in connection with regulations or other limits on carbon dioxide emissions could have a material adverse effect on our financial condition or results of operations.

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

OUR  OPERATIONS  COULD BE  ADVERSELY  AFFECTED IF WE FAIL TO  MAINTAIN  REQUIRED
BONDS.

         Federal  and state laws  require  bonds or cash  deposits to secure our obligations to reclaim lands used for mining,  to pay federal and state workers'
compensation,   to  secure  coal  lease   obligations   and  to  satisfy   other
miscellaneous  obligations.  At December 31, 2005,  $257,500 was on deposit with
OSM for reclamation bonds related to our Patterson  Mountain mining  operations.
In  addition,   we  have  approximately   $6.14  million  of  cash  invested  in
certificates of deposit,  against which  irrevocable  bank letters of credit are written in favor of OSM and have posted a $700,000  letter of credit  secured by our executive office building in favor of OSM.  Reclamation  bonds are typically renewable  on a yearly  basis if they are not posted  with cash.  Our failure to maintain, or inability to acquire,  bonds that are required by state and federal law would have a material adverse effect on us. That failure could result from a variety of factors including the following:

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

TERRORIST THREATS AND ENVIRONMENTAL ZEALOTRY MAY NEGATIVELY AFFECT OUR BUSINESS,
FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         Our business is affected by general economic  conditions,  fluctuations in consumer confidence and spending, and market liquidity,  which can decline as a result of numerous factors outside of our control,  such as terrorist  attacks and acts of war. Our business  also may be affected by  environmental  activists who  engage in  activities  intended  to disrupt  our  business  operations.  In particular, environmental activists have conducted protests outside the homes of certain of our executives,  including our Chief Executive Officer. We have spent approximately  $600,000  during the year ended  December  31,  2005 on  security measures  and  related  legal  fees,  largely as a result of the actions of some environmental  activists.  Future terrorist attacks against U.S. targets, rumors or threats of war, actual  conflicts  involving the United States or its allies, or  military  or  trade  disruptions  affecting  our  customers  may  materially adversely affect our operations. As a result, there could be delays or losses in transportation  and deliveries of coal to our customers,  decreased sales of our coal  and  extension  of time  for  payment  of  accounts  receivable  from  our customers.  Strategic  targets such as  energy-related  assets may be at greater risk of future  terrorist  attacks than other targets in the United  States.  In addition,  disruption or significant  increases in energy prices could result in government-imposed price controls. It is possible that any, or a combination, of these  occurrences  could  have a  material  adverse  effect  on  our  business, financial condition and results of operations.

A SUBSTANTIAL  OR EXTENDED  DECLINE IN COAL PRICES COULD REDUCE OUR REVENUES AND
THE VALUE OF OUR COAL RESERVES.

         The prices we charge for coal depend upon  factors  beyond our control, including:

         o        the supply of, and demand for, domestic and foreign coal;
         o        the demand for electricity;
         o        the  proximity  to,  capacity  of, and cost of  transportation facilities;
         o        domestic and foreign governmental regulations and taxes;
         o        air emission standards for coal-fired power plants;
         o        regulatory, administrative and court decisions;
         o        the price and availability of alternative fuels, including the effects of technological developments; and
         o        the effect of worldwide energy conservation measures.

         Our results of operations  are dependent  upon the prices we charge for our coal as well as our  ability  to improve  productivity  and  control  costs.
Decreased  demand  would cause spot prices to decline and require us to increase productivity  and lower costs in order to maintain  our  margins.  If we are not able to maintain our margins, our operating results could be adversely affected.
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

                        RISKS RELATED TO OUR COMMON STOCK

A LIMITED  PUBLIC  MARKET  EXISTS FOR OUR  SECURITIES,  WHICH MAY  RESTRICT  OUR
SHAREHOLDERS' ABILITY TO TRADE IN OUR STOCK.

         There is a limited  public market for our common stock and no assurance can be given that a market will continue or that a shareholder will ever be able to liquidate his investment  without  considerable  delay,  if at all. Our stock price may be highly  volatile.  Factors such as those  discussed in this section may have a significant  impact upon the market price of our  securities.  Due to the low price of our  securities,  many  brokerage  firms may not be  willing to effect  transactions  in our  securities.  Even if a  purchaser  finds a  broker willing to effect a transaction in our securities,  the combination of brokerage commissions,  state  transfer  taxes,  if any, and any other  selling  costs may exceed the selling price. Further, many lending institutions will not permit the use of such securities as collateral for any loans.

WE DO NOT INTEND TO PAY DIVIDENDS ON SHARES OF OUR COMMON  STOCK.

         Historically,  we have not paid dividends on shares of our common stock and do not anticipate paying any cash dividends on shares of our common stock in the foreseeable  future.  The terms of the indenture related to our 10.5% Senior
Secured  Notes due 2010 and any future  credit  facility  will each restrict our ability to pay dividends on shares of our common stock.

OUR ISSUANCE OF MORE SHARES OF COMMON STOCK MAY RESULT IN THE LOSS OF CONTROL BY
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

OFFICERS AND  DIRECTORS OWN A  SIGNIFICANT  PORTION OF OUR COMMON  STOCK,  WHICH
COULD  LIMIT  OUR  SHAREHOLDERS'   ABILITY  TO  INFLUENCE  THE  OUTCOME  OF  KEY
TRANSACTIONS.

         As of March 28, 2006,  our officers and directors and their  affiliates owned  approximately  42.8% of our outstanding  voting shares. As a result,  our officers and directors are able to exert considerable influence over the outcome of any matters submitted to a vote of the holders of our common stock, including the election of our Board of Directors.  The voting power of these  shareholders could also  discourage  others from seeking to acquire control of us through the purchase of our common stock which might depress the price of our common stock.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

         None.

ITEM 2.  PROPERTIES.

         Our  executive  offices  are  located  at 8915  George  Williams  Road,
Knoxville,  TN 37923;  the telephone  number is (865) 690-6900 and the facsimile number  is (865)  691-9982.  We own our  corporate  office  space.  The bases of operations for our mining activities are located in Anderson, Campbell and Scott
Counties,  Tennessee,  and Bell, Harlan and Leslie Counties,  Kentucky.  We also lease  storage  space in East  Tennessee to house our maps and other  geological data. We have pledged our corporate  office space as collateral to secure a bank letter of credit issued in favor of OSM for a portion of one of our  reclamation bonds.  Additionally,  we have  granted  our  senior  secured  lender a security interest in all our owned and leased mining properties.

         In  Tennessee,   we  own  the  coal  mineral  rights  to  approximately
sixty-five  thousand  (65,000)  acres  and  lease  another  approximately  eight thousand four hundred  (8,400) acres in Anderson,  Campbell and Scott  Counties.
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

         We also lease coal mineral rights to  approximately  four thousand four hundred acres (4,400) from the Tennessee  Valley  Authority,  property  which is east of the New River Tract and covers areas on both

Cross Mountain and Adkins  Mountain,  which extend into  Anderson,  Campbell and
Scott Counties,  Tennessee. We also lease property in Anderson County, Tennessee from Lexington Coal, LLC, and in the Elk Valley area of East Tennessee  pursuant to mineral rights we acquired from Robert Clear Coal Corporation.

         In  Kentucky,  we own the coal  mineral  rights  to  approximately  ten thousand  four  hundred  (10,400)  acres  and lease  approximately  twenty-seven thousand  three  hundred  fifty  (27,350)  acres of the Straight  Creek and Pine
Mountain  properties  in Bell,  Harlan and Leslie  Counties.  We acquired  these mineral rights (both owned and leased) from  Appalachian  Fuels, LLC in November
2004.

         We decide on a case by case basis whether to obtain a title review from a licensed  attorney  prior to purchasing or leasing  property.  In  determining whether to conduct a title review,  we will consider  information  we have about the  particular  property,  including,  for example,  personal  knowledge of our employees or consultants, or historical information from the previous owners, or information  obtained from  surrounding  property  owners.  We have not obtained title insurance in connection with acquisitions of coal reserves,  and generally will not do so in future acquisitions. However, we do have a commitment of title insurance  on our  Tennessee  properties,  scheduled to be issued in April 2006, obtained in conjunction  with the issuance of our senior secured notes. We had a title  examination  made of the  New  River  Tract  when  we  purchased  it from
Cumberland  Timber  Company,  LLC. The title review was conducted by a law firm, the  principal  partner  of  which  was at the  time a  member  of our  Board of
Directors,  and  occurred  while we were a privately  held  company.  We did not conduct a title review of the Straight Creek Tract we acquired from  Appalachian
Fuels, LLC.

GEOLOGY

         Known coal  bearing  strata on the New River Tract  includes  coal beds from the Crab Orchard and Crooked Fork groups, and the Slatestone, Indian Bluff,
Graves Gap, Red Oak Mountain,  Vowell  Mountain and Cross  Mountain  formations.
Only coal seams from the Blue Gem coal,  located near the top of the  Slatestone formation upwards, occur on the New River Tract. Core drilling has indicated the existence  of coal as low as the Wilder  coals at the top of the Gizzard  Group.
The  strata  that  exists  above  the water  drainage  level  consist  mainly of relatively thick shale and siltstone sequences with sandstone layers. Coal seams occur in the shale  sequences.  There are six coal major  seams on the New River
Tract that we are targeting, and all of these seams are above the water drainage level.  There  are  other  coal  seams  in this  area  that  contain  coal,  but insufficient  information  is  available to estimate  mineability.  The northern portion of the New River Tract  property has not been  explored by core drilling because  the  terrain  generally  is more  difficult  to access and the costs to explore this area are greater than we are willing to expend at this time.

         Known coal bearing  strata on the  Straight  Creek,  Kentucky  property include  coal beds in the  Hazard  4A, 8, 9 and 10 and  Copeland  seams (on Pine
Mountain) and Hazard 4, 8, 9 and 10 seams (on Straight Creek Mountain

COAL RESERVES

         "Reserves" are defined by the U.S. Securities and Exchange Commission's
("SEC")  Industry  Guide 7 as that part of a  mineral  deposit,  which  could be economically  and  legally  extracted  or  produced  at the time of the  reserve determination.  "Recoverable"  reserves are defined as coal that is economically recoverable  using  existing  equipment and methods under federal and state laws currently in effect.  Some of our reserves are  classified  as proven  reserves.
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
Information  about our  reserves  consists of  estimates  based on  engineering, economic and geological  data assembled and analyzed by our internal  engineers, as well as studies prepared by certified professional

geologists based upon data provided by us. "Probable  (Indicated)  Reserves" for which quantity and grade and/or quality are computed from information similar to that  used  for  proven  (measured)  reserves,  but the  sites  for  inspection, sampling,  and  measurement  are farther apart or are otherwise less  adequately spaced. The degree of assurance,  although lower than that for Proven (Measured)
Reserves,  is high enough to assume  continuity  between points of  observation.
Reserve estimates are updated  periodically using geologic data taken from drill holes, adjacent mine workings, outcrop prospect openings and other sources. Coal tonnages are categorized according to coal quality, seam thickness,  mineability and location relative to existing mines and infrastructure.

         As with most other  coal-producing  companies in Central Appalachia,  a portion of our coal reserves are controlled  pursuant to leases from third party landowners.  These leases  convey mining rights to the coal producer in exchange for a per ton or percentage of gross sales price royalty  payment to the lessor.
These leases are not scheduled to expire prior to expiration of projected mining activities.  Under  current  mining  plans,  we expect that all reported  leased reserves  will be mined out within the period of  existing  leases or within the time period of assured lease renewals.

         Our  reported  coal  reserves  are those that can be  economically  and legally extracted or produced at the time of their determination. In determining whether our  reserves  meet this  standard,  we take into  account,  among other things,  mining methods, seam thickness,  previous mining,  outcrop variability, and coal  quality.  We  calculated  our  reserves  by relying on  measured  seam thickness,  known coal  densities,  measured coal acres and  anticipated  mining methodology minus any previous mining. We have obtained, or we believe we have a high probability of obtaining, all required permits or government approvals with respect to our reserves.

         We currently  estimate that at December 31, 2005,  38.5 million tons of our  estimated  80.8 million tons of proven and probable  in-place  reserves are recoverable by us. This estimate takes into account  various factors that affect our ability to recover our  reserves,  including but not limited to current coal prices;  the mining  methods  that may be used to extract  particular  reserves;
geological and mining conditions;  historical production from similar areas with similar conditions; the assumed effects of regulations and taxes by governmental agencies; assumptions governing future prices; future operating, development and reclamation costs; and mining technology improvements.

         Our  reserve  estimates  are based on  geological  data  assembled  and analyzed by our staff of geologists  and  engineers.  Reserve  estimates will be periodically  updated to reflect past coal production,  new drilling information and other geologic or mining data. Acquisitions or sales of coal properties will also change our reserves.  Changes in mining  methods or technology may increase or  decrease  the  recovery  basis for a coal seam.  Our reserve  estimates  are subject to change as a result of various  factors,  including  the  acquisition, divestiture or depletion of reserves or the future analysis of known or existing data.  We intend to engage  third  parties  periodically  to review or audit our reserve estimates.  The most recent third party audit of certain of our reserves was conducted in November 2004.

         In  January  2006,  we  engaged  Marshall  Miller  &  Associates,  Inc.
(Marshall  Miller) to perform an evaluation of our  reserves.  Their  evaluation efforts are ongoing and they have not yet submitted  their final report.  Future estimates of our  reserves,  including  estimates  prepared by Marshall  Miller, could be  materially  different  from  current  estimates.  There  are  numerous uncertainties  inherent in estimating  quantities  and qualities of  recoverable reserves, including many factors beyond our control.

         In addition,  we believe that we have  unproven  deposits that have not yet been classified as reserves.  Unproven deposits are coal-bearing bodies that have not been sufficiently sampled and analyzed in trenches, outcrops, drilling, and underground  workings to assume continuity between sample points.  This coal does not qualify as a  commercially  viable coal  reserve as  prescribed  by SEC standards  until a final  comprehensive  evaluation  based on unit cost per ton,
recoverability,   and  other  material  factors  concludes  legal  and  economic feasibility.  Unproven coal deposits may be classified as such by either limited property control or geologic  limitations,  or both. These unproven deposits are located  immediately  adjacent to our known  reserves.  There has been  previous mining activity on or near some of

these sites,  but we have not yet done  adequate  drilling or other  exploration necessary to properly define these areas as reserves.

         With  respect to our  reserve  estimates,  see "Risk  Factors - We face numerous uncertainties in estimating our economically recoverable coal reserves, and inaccuracies in our estimates could result in lower than expected  revenues, higher than expected costs or decreased profitability."

         The following table provides proven and probable,  recoverable  reserve data assigned to specific tracts as of December 31, 2005:

LOCATION                   CONTROL          ACRES       PROVEN/PROBABLE    RECOVERABLE
---------------------   --------------    ----------    ---------------    -----------
                                                              (Millions of Tons)
TENNESSEE RESERVES:
New River Tract             Owned             65,000              40.8           17.1
Ketchen Tract               Leased             7,000               6.7            4.4
TVA Tract                   Leased             4,400               6.6            3.3
Other                       Leased             1,400               1.6            0.8
KENTUCKY RESERVES:
Straight Creek Tract        Leased            26,400               8.9            4.8
Pine Mountain Tract    Owned & Leased         10,400              13.2            6.6
Begley Tract                Leased               950               3.0            1.5
                                          ----------    ---------------    -----------
Totals                                       115,550              80.8           38.5
                                          ----------    ---------------    -----------

         The following map shows the locations of National Coal's properties:

ITEM 3.  LEGAL PROCEEDINGS.

         In December 2004, we succeeded to a permit for a coal mining  operation in Campbell County,  Tennessee and in so doing became the real party in interest in a  pending  civil  action  filed by a group of  environmental  organizations, including  Save Our  Cumberland  Mountains,  Inc. in the United States  District
Court for the Eastern  District of Tennessee  (Save Our Cumberland  Mountains v.
Gale A.  Norton  et al.  and  National  Coal  Corporation).  In  September  2003
Plaintiffs  alleged that issuance of the original  permit was flawed because the
U.S.  Department of the Interior Office of Surface Mining  ("OSM"),  the federal agency which issued the permit,  had not complied with the  requirements  of the
National  Environmental Policy Act ("NEPA") and asked that the permit be revoked by the Court.  The  District  Court  dismissed  the  plaintiffs'  action and the plaintiffs  subsequently  appealed  to the Sixth  Circuit  Court.  Hearings  are scheduled for later in 2006.  Concurrent  with the appeal,  the same  plaintiffs filed a similar  action in the  Eastern  District of  Tennessee  alleging a NEPA violation with respect to OSM's approval of an application for a revision of the same permit  (Tennessee Clean Water Network v. Norton, et al.). The Court issued a scheduling order requiring a briefing by October 2006. An unfavorable  outcome of either action would not involve direct monetary damages;  however significant financial losses could result from curtailed mining operations.  We believe that these matters will be resolved  favorably  and without a material  impact on our cash flows, results of operations or financial condition.

         In March 2006, the Company was named as defendant in a complaint  filed in the United States District Court for the Eastern District of Kentucky by Chas
Coal,  LLC,  the  sublessor  of  certain  coal  mining  rights at the  Company's operations  in  Kentucky  (Chas Coal LLC vs.  National  Coal  Corporation).  The
Company is the  sublessee of these  rights as the result of a 2004  acquisition.
The complaint alleges that the sublease  agreement does not convey rights to the coal seams in question and the Company

extracted coal during 2005 without right or interest.  Management  believes that the complaint lacks merit and this matter will be resolved  favorably  without a material impact on its cash flows, results of operations or financial condition.

         During  2005,  we were audited by our  previous  workers'  compensation insurance provider who informed us that we owed an additional approximately $1.4 million in premiums  for the year ended  April 15,  2005.  The matter  primarily involves the  application of premium rates to employees  performing  certain job functions.  In January  2006, we attempted to settle the dispute by submitting a full  accounting of the matter with a payment of  approximately  $427,000 to the previous insurance provider. Currently, the matter has not been resolved nor has any legal action been pursued by either party.

         We are named a party to other legal actions,  claims,  arbitration  and administrative proceedings from time to time in the ordinary course of business.
Management  does not expect the outcome of pending or threatened  proceedings to have a material  impact on its cash flows,  results of  operations  or financial condition.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS.

         On or  about  December  27,  2005,  in  excess  of 75% of the  1,421.45 then-outstanding  shares  of our  Series A  convertible  preferred  stockholders approved, by written consent, the issuance of our 10.5% Senior Secured Notes due
2010 and  related  transactions.  The  consent  of at least 75% of our  Series A convertible preferred stockholders was required by our Articles of Incorporation for the issuance of such securities and certain related  transactions.  Series A
Convertible preferred stockholders  representing 1,200.23 shares of our Series A convertible preferred stock approved the transaction.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY,  RELATED STOCKHOLDER MATTERS AND
         ISSUER PURCHASES OF EQUITY SECURITIES.

COMMON STOCK

         On April 22,  2005,  our common  stock  listing  was  transferred  from
Over-the-Counter  Bulletin Board to The NASDAQ Capital Market (formerly known as
The NASDAQ SmallCap Market) under the symbol "NCOC".  Prior to the third quarter of 2003,  there was no  established  trading  market for our common  stock.  The following table sets forth,  for the periods  indicated,  the high and low sales prices for our common stock from January 1, 2004 through  December 31, 2005. The information  has been adjusted to reflect a one-for-four  reverse stock split of our common stock which took effect at the close of business on January 12, 2005.
The following quotations reflect  inter-dealer  prices,  without retail mark-up, mark-down or commission, and may not represent actual transactions.

                                                             HIGH           LOW
                                                             ----           ---

         YEAR ENDED DECEMBER 31, 2004
              First Quarter..........................     $   5.60       $  0.88
              Second Quarter.........................         5.80          3.60
              Third Quarter..........................        12.60          5.00
              Fourth Quarter.........................        16.00          8.00

         YEAR ENDED DECEMBER 31, 2005
              First Quarter..........................      $ 13.50       $  7.00
              Second Quarter.........................         7.85          5.45
              Third Quarter..........................         8.25          5.50
              Fourth Quarter.........................         7.45          6.10

         On March 28,  2006,  the  closing  sales  price of our common  stock as reported on the NASDAQ Capital Market was $6.50 per share. As of March 28, 2006, there were approximately 128 holders of record of our common stock.

         We have submitted an  application to The NASDAQ Stock Market,  Inc. for our  common  stock  to be  quoted  on the  NASDAQ  National  Market  System.  We anticipate that NASDAQ will make a decision on our application shortly following our filing of this report.

DIVIDENDS

         We are  restricted  from  making cash  dividend  payments on our common stock  under the terms of our Series A 5%  convertible  preferred  stock and our
10.5% Senior Secured Notes due 2010 and we intend to retain any future  earnings for use in our  business.  We are  required to make  semi-annual  cash  dividend payments to holders of our Series A 5%  convertible  preferred  stock on each of
June 30 and  December  31.  During the year ended  December  31,  2005,  we paid approximately  $1,125,000  in  dividends  to  the  holders  of our  Series  A 5%
convertible  preferred  stock.  We are  required  to make  semi-annual  interest payments on our 10.5% Senior  Secured  Notes due 2010  semi-annually  on each of
June 15 and  December  15 during the term of such notes,  beginning  on June 15,
2006.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

                                                                        ELEVEN
                                                                        MONTHS
                                                                         ENDED
                                              TWELVE MONTHS ENDED      DECEMBER
                                                  DECEMBER 31,            31,
                                             ---------------------     --------
                                               2005         2004         2003
                                             --------     --------     --------
                                              (In thousands, except per share,
                                               per ton and number of employee
CONSOLIDATED STATEMENT OF INCOME DATA:                      amounts)

Coal Sales Revenue ......................    $ 65,258     $ 16,871     $  1,013
Total Revenue ...........................      65,873       16,999        1,191
Operating Loss ..........................      (2,563)      (7,040)      (3,036)
Net Loss ................................      (6,791)     (10,429)      (3,333)
Net loss per share - basic ..............       (0.58)       (2.60)       (0.36)
Net loss per share - diluted ............       (0.58)       (2.60)       (0.36)
Preferred Dividends Per Share ...........       (0.08)       (0.02)        --

CONSOLIDATED BALANCE SHEET DATA:
Working Capital (Deficit) ...............    $ 18,331     $ (3,921)    $ (5,511)
Restricted Cash (1) .....................       6,625        4,527          258
Property, plant and equipment (2) .......      50,902       35,909        2,346
Total assets ............................      90,407       44,551        2,831
Long-term debt (3) ......................      60,015       19,724        4,682
Total Liabilities .......................      73,791       25,949        5,757
Shareholders' equity ....................      16,616       18,601       (2,927)

OTHER DATA:
EBITDA (4) ..............................    $  7,877     $ (4,566)    $ (2,419)
Adjusted EBITDA (4) .....................       8,358       (3,436)      (2,074)
Tons of coal sold .......................       1,216          357           11
Average cash cost per ton sold (5) ......    $  44.97     $  53.89     $  89.28
Coal revenue per ton sold ...............    $  54.60     $  47.32     $  25.05
Capital expenditures ....................    $ 19,853     $ 22,527     $  1,224
Number of Employees .....................         244          133           25

(1)      Consists  of   certificates   of  deposit  and  other  cash   primarily
         collateralizing reclamation liabilities.

(2)      Includes  coal mineral  rights,  net of  accumulated  amortization  and depletion.

(3)      Includes obligations under capital leases.

(4)      EBITDA is defined as net income (loss) plus (i) other (income) expense,
         (ii) interest and financing  fees, and (iii)  depreciation,  depletion, accretion and  amortization.  Adjusted EBITDA is defined as EBITDA plus stock based compensation expense. We present EBITDA and Adjusted EBITDA to enhance  understanding of our operating  performance.  We use EBITDA and Adjusted EBITDA as criteria for evaluating our performance relative to that of our peers,  including  measuring our cost  effectiveness and
         return  on  capital,   assessing  our   allocations  of  resources  and
         production  efficiencies and making compensation  decisions. We believe that EBITDA and Adjusted EBITDA are operating performance measures that provide  investors  and  analysts  with  a  measure  of  our  operating performance  and permit them to  evaluate  our cost  effectiveness  and production  efficiencies  relative to  competitors.  In  addition,  our management  uses EBITDA and Adjusted EBITDA to monitor and evaluate our business  operations.  However,  EBITDA  and  Adjusted  EBITDA  are not
         measurements  of  financial  performance  under  accounting  principles generally accepted in the United States of America ("GAAP") and may not
         be comparable to other similarly  titled  measures of other  companies.
         EBITDA and Adjusted  EBITDA should not be considered as alternatives to cash flows from  operating  activities,  determined in accordance  with
         GAAP,  as indicators of cash flows.  The following  reconciles  our net loss to EBITDA and Adjusted EBITDA:

                                                                        ELEVEN
                                                                        MONTHS
                                                                         ENDED
                                               TWELVE MONTHS ENDED     DECEMBER
                                                   DECEMBER 31,           31,
                                               --------------------    --------
                                                 2005        2004         2003
                                               --------    --------    --------
Net loss ...................................   $ (6,791)   $(10,429)   $ (3,333)
Other (Income) expense .....................        261          41         (75)
Interest and financing fees ................      3,967       3,349         372
Depreciation, depletion, accretion and
    amortization ...........................     10,108       2,473         617
                                               --------    --------    --------
EBITDA .....................................   $  7,545    $ (4,566)   $ (2,419)
Stock-based compensation expense ...........        813       1,130         345
                                               --------    --------    --------
Adjusted EBITDA ............................   $  8,358    $ (3,436)   $ (2,074)
                                               ========    ========    ========

(5)      Average cash cost per ton is calculated as the sum of cost of sales and general and administrative expense (excluding depreciation,  depletion, accretion  and  amortization),  divided by the number of produced  tons sold.  Although  average  cash  cost  per  ton  is  not  a  measure  of performance  calculated in accordance  with GAAP,  management  believes that it is useful to investors in evaluating the Company  because it is widely  used in the coal  industry as a measure to evaluate a company's control  over its cash costs.  Average  cash cost per ton should not be considered in isolation or as a substitute  for measures of performance in accordance with GAAP. In addition, because average cash cost per ton is not calculated  identically by all companies,  the presentation here may not be  comparable  to other  similarly  titled  measures  of other companies.  The  table  below  reconciles  the  GAAP  measure  of total operating costs and expenses to average cash cost per ton:

                                        TWELVE MONTHS ENDED DECEMBER 31,             ELEVEN MONTHS ENDED
                                   ----------------------------------------------        DECEMBER 31,
                                         2005                       2004                     2003
                                   -------------------      ---------------------   --------------------
                                       $       PER TON          $         PER TON       $        PER TON
                                   ---------   -------      ---------     -------   ---------    -------
Total operating expenses           $68,436.2                $24,038.4               $ 4,226.5
Less: Cost of purchased coal         4,445.8                  2,350.9                     --
Less: Depreciation, depletion,
    accretion and amortization      10,107.7                  2,473.4                   617.2

                                   ---------                ---------               ---------
AVERAGE CASH COST                  $53,882.7    $44.29      $19,214.1     $53.89    $ 3,609.4     $89.28

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
         OF OPERATION.

         The following  discussion and analysis should be read together with the
Consolidated  Financial  Statements  of  National  Coal Corp.  and the "Notes to
Consolidated  Financial  Statements"  included  elsewhere in this  report.  This
discussion   summarizes  the  significant  factors  affecting  the  consolidated operating results,  financial condition and liquidity and cash flows of National
Coal Corp.  for the fiscal  years ended  December  31, 2005 and 2004 and for the eleven months ended December 31, 2003.  Except for historical  information,  the matters  discussed  in this  Management's  Discussion  and Analysis of Financial
Condition and Results of Operation are  forward-looking  statements that involve risks and uncertainties and are based upon judgments  concerning various factors that are beyond our control.

OVERVIEW

         We mine, process and sell high quality bituminous steam coal from mines located in East  Tennessee and  Southeastern  Kentucky.  We own the coal mineral rights to  approximately  74,600 acres of land and lease the coal mineral rights to  approximately  40,900  additional  acres.  We have  expanded our  operations considerably  since commencing  operations at a single surface mine in Tennessee in July 2003.  Currently,  our mining complexes include three underground mines, two  surface  mines,  and  two  highwall  miners.  In  addition,  we  have  four preparations  plants,  two active and two inactive,  and four unit train loading facilities,  two active and two  inactive,  served by the CSX and Norfolk  &
Southern ("NS") railroads.  We hold permits that allow us to open five new mines close to our current  operations.  As of December 31, 2005,  we estimate that we controlled  approximately  38.5 million tons of Proven  (Measured)  and Probable
(Indicated) recoverable coal reserves.  During the year ended December 31, 2005, we generated total revenues of $65.9 million and Adjusted EBITDA of $8.4 million and sold  approximately  1,216,400  tons of coal.  During the three months ended
December 31, 2005,  we generated  total  revenues of $20.2  million and Adjusted
EBITDA of $1.9 million and sold approximately 366,000 tons of coal.

         Since our inception, our revenues have resulted primarily from the sale of coal  to  electric  utility  companies  in the  Southeastern  United  States.
According  to the  EIA,  in  2004  the  Southeast  region  accounted  for 23% of coal-generated  electricity production in the United States, more than any other
U.S.  region.  We believe  that the  long-term  outlook  for coal  demand in the
Southeast is favorable,  as coal-generated  electricity production in our region is  expected  to grow at a rate  of 2.0%  per  year  according  to the  EIA.  In addition, the Southeast region is projected by the EIA to account for 27% of the expansion of coal-generated electricity production in the United States over the next 20 years.  For the year ended December 31, 2005,  approximately  86% of our revenue was  generated  from coal sales to  electric  utility  companies  in the
Southeastern  United States and our largest customers were Georgia Power,  South
Carolina Public Authority (Santee Cooper) and East Kentucky Power,  representing approximately 35%, 26% and 10% of our revenues, respectively.

         Substantially  all of our  revenues  come  from  the  sale  of  coal we produce. We also sell coal that we purchase from third party coal producers on a case by case basis.  Additionally,  when capacity is available,  we charge third party  coal  producers  a  negotiated  price  per ton for  their use of our rail load-out facilities. These rail load-out facilities allow easy, direct access to load previously mined coal onto rail cars for shipment to customers.

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

         Our long-term sales agreements  generally  require our customers to buy coal from us at prices averaging over $50 per ton, subject to customary  quality adjustment  provisions.  Two of our contracts,  pursuant to which we sold 36% of our coal in the twelve months ended  December 31, 2005, and which expire in 2007 and  2008,  provide  for  adjustment  of coal  purchase  prices  based on market conditions.  We plan to continue to capitalize on the currently  strong  pricing environment by pursuing  additional  long-term contracts and selling coal on the spot market for the remainder of our uncommitted planned production.

         Our revenues also depend on our coal production capacity.  We intend to further expand our production from our current reserves and increase  production by  opening  new  mines.  In  Tennessee,  we plan on making $7  million of major improvements to our infrastructure  through the purchase of a 42-mile short line railroad and the  modernization  of a large  preparation  plant and rail loadout facility. In February 2006, we purchased a short line railroad for approximately
$2  million  which  will  connect  our owned  reserves  to the  Norfolk-Southern
Railroad at Oneida, Tennessee. We will spend an additional $1-1.5 million to  refurbish  the line and make it  operational.  We also  acquired the
Baldwin  preparation  plant and rail loadout  facility in 2005 in return for the assumption  of  certain  reclamation  liabilities  and will  spend $3 million to update the plant.  These  investments will provide the capability to efficiently mine our owned  reserves and transport  that coal,  which is expected to be at a lower operating cost per ton than our existing operation,  to our Southeast U.S.
utility customers at an advantageous rate.

         Our results of operations  depend on the cost of coal  production.  Our primary  expenses are wages and benefits,  repair and maintenance  expenditures, diesel fuel purchases,  blasting supplies,  coal  transportation  costs, cost of purchased  coal,  freight and handling costs and taxes incurred in selling coal.
We expect that our  exploration  costs in the next few years will be  relatively significant  but that our  exploration  costs will  decline as a  percentage  of revenues.  Because of rising fuel costs, our transportation costs have increased significantly.  Given that the coal  mining  business is capital  intensive,  we expect our  depreciation  expenses to increase in 2006 and beyond as we increase our capital  expenditures  for mining and other  equipment  needed to expand our business.

         The coal  industry  has been highly  competitive  with very low margins during the past several years.  Recently, the surge in price for natural gas has made coal  more  competitive  with that  alternative  energy  source,  which has enabled  coal-fired power plants to be price  competitive with natural gas-fired power  plants.  We  believe  this has caused  increased  demand for coal and has resulted in higher  prices and improved  margins for our product.  However,  the price of coal is very volatile, and there can be no assurances that the price of coal will maintain current levels. To reduce our exposure to fluctuations in the price of coal,  we intend to  maintain  long-term  contracts  with  respect to a majority of our coal production.  For additional  information  regarding some of the risks and uncertainties that affect us and our industry, see "Risk Factors."

         Our  historical  operations  prior to April 30, 2003  reflect  only the operations of National Coal Corporation, a Tennessee corporation. Prior to April
30, 2003, National Coal Corp., a Florida corporation  formerly known as Southern
Group International,  Inc., was a "blank check" company, which is a company that has no specific business plan or purpose or has indicated that its business plan is to  engage  in a  merger  or  acquisition  with an  unidentified  company  or companies.  On April 30, 2003, National Coal Corp.  consummated a reorganization in  which  all of  the  outstanding  shares  of  National  Coal  Corporation,  a privately-held  Tennessee  corporation,  were exchanged for 8,549,975  shares of
National Coal Corp., a Florida corporation. National Coal Corporation was formed in January  2003,  and from  inception  through  June 30,  2003,  National  Coal
Corporation was in the exploration stage with no operating  revenue.  During the third quarter of 2003, we commenced coal mining operations and, accordingly, are no longer in the  exploration  stage. As a result of the  reorganization  of the group and the commencement of operating  activities,  our results for the eleven months from inception (January 30, 2003) to December 31, 2003 are not comparable to those for the twelve months ended December 31, 2005 and 2004.

CRITICAL ACCOUNTING POLICIES, JUDGMENTS AND ESTIMATES

         The discussion  and analysis of our financial  condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance  with  accounting  principles  generally  accepted in the
United  States of  America.  The  preparation  of these  consolidated  financial statements  requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent  assets and  liabilities.  On an  on-going  basis,  we  evaluate  our
estimates,  including  those  related  to  computing  depreciation,   depletion,
amortization,  accretion,  the basis of  reclamation  and  workers  compensation liabilities,  asset impairment,  valuing non-cash transactions,  and recovery of receivables.  Estimates are then based on historical  experience  and on various other  assumptions that are believed to be reasonable  under the  circumstances, the  results  of which form the basis for making  judgments  about the  carrying values of assets  and  liabilities  that are not  readily  apparent  from  other sources.  Actual  results  may  differ  from  these  estimates  under  different assumptions or conditions.

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

         REVENUE  RECOGNITION.  Under SEC Staff  Accounting  Bulletin  No.  104,
REVENUE RECOGNITION, we recognize revenue when all of the following criteria are met: (1) persuasive evidence of an arrangement exists, (2) delivery has occurred or services have been rendered,  (3) the seller's price to the buyer is fixed or determinable,  and (4) collectibility is reasonably assured. In the case of coal we mine and sell, we negotiate a specific  sales  contract  with each  customer, which  includes  a fixed  price  per ton,  a  delivery  schedule,  and terms for payment. We recognize revenue from sales made pursuant to these contracts at the time the coal is loaded onto rail cars at our load-out facilities.

         ACCOUNTS  RECEIVABLE.  Trade  accounts  receivable  are recorded at the invoiced  amount and do not bear  interest.  Customers are primarily  investment grade  companies  and  quasi-governmental  agencies.  As a  result,  we have not experienced  any  instances  of  non-payment  and do not  currently  maintain an allowance for doubtful accounts.  Management monitors customers closely and will record an allowance if trade account balances become potentially uncollectible.

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
143,  ACCOUNTING FOR ASSET  RETIREMENT  OBLIGATIONS.  We record our  reclamation obligations on a mine-by-mine  basis based upon current permit  requirements and estimated reclamation  obligations for such mines as determined by the Office of
Surface Mining ("OSM") and/or the Kentucky Department for Natural Resources when we post a predetermined  amount of reclamation  bonds prior to commencing mining
operations.   OSM's  and/or  the  Kentucky  Department  for  Natural  Resources'
estimates of disturbed acreage are determined based on approved mining plans and related  engineering  data. Cost estimates are based upon estimates  approved by
OSM based on historical costs. In accordance with SFAS No. 143, we determine the fair value of our asset  retirement  obligations  using a  discounted  cash flow methodology  based on a discount rate related to the rates of US treasury  bonds with maturities similar to the expected life of a mine,  adjusted for our credit standing.

         On at least an annual basis, we review our entire reclamation liability and make necessary  adjustments for permit changes granted by state authorities, additional costs resulting from accelerated mine closures, and revisions to cost estimates  and  productivity  assumptions,  to reflect  current  experience.  At
December 31, 2005, we had recorded asset  retirement  obligation  liabilities of approximately  $6.7  million.  While the precise  amount of these  future  costs cannot be determined with  certainty,  as of December 31, 2005, we estimate that the  aggregate  undiscounted  cost of final  mine  closure  and  reclamation  is approximately  $12,268,000.  Our recorded  liability  represents  the  estimated future  cost of final mine  closure  and  reclamation  discounted  at our credit adjusted risk-free rate.

         STOCK-BASED COMPENSATION. We account for stock-based compensation using
Accounting  Principles Board ("APB") Opinion No. 25, ACCOUNTING FOR STOCK ISSUED
TO EMPLOYEES.  Under APB No. 25,  compensation  expense is recognized  for stock options  with an exercise  price that is less than the market price on the grant date of the option.  For stock  options  granted  employees  or  directors  with exercise  prices at or above the market value of the stock on the grant date, we have adopted the Financial Accounting  Standards Board ("FASB")  disclosure-only provisions of Statement of Financial  Accounting  Standards No. 123,  ACCOUNTING
FOR  STOCK-BASED  COMPENSATION  ("SFAS No.  123").  Except for the  issuance  of
1,237,500  options  granted to directors and officers in March 2004, we have not recorded any compensation costs for these types of option grants.

         We currently  use a standard  option  pricing model to measure the fair value of stock options  granted to employees.  In December 2004, the FASB issued
Statement No. 123(revised 2005), SHARE-BASED PAYMENTS, ("SFAS No. 123(R)") which amends FASB Statement Nos. 123 and 95. SFAS No. 123(R) requires all companies to measure compensation cost for all share-based payments, including employee stock options,  at fair value and is effective for interim or annual periods beginning after December 15, 2005. We adopted this standard  effective January 1, 2006 and have elected the modified prospective  application  transition method. Under the modified  prospective  application  transition method,  awards that are granted, modified,  repurchased,  or  cancelled  after  the date of  adoption  should  be measured and accounted for in accordance with the provisions of SFAS No. 123(R).
Awards granted prior to the effective  date should  continue to be accounted for in  accordance  with the  provisions  of SFAS No.  123 with the  exception  that compensation  expense  related to unvested  options  must be  recognized  in the income  statement  based on the fair value of the  options on the date of grant.
SFAS No.  123(R)  also  requires  the  benefits of tax  deductions  in excess of recognized  compensation  cost to be reported as a financing  cash flow,  rather than as an  operating  cash flow as  required  under  current  literature.  This requirement will reduce net operating cash flows and increase net financing cash flows in periods  after  adoption.  We expect that adoption of the standard will reduce fiscal 2006 net income.

         BENEFICIAL   CONVERSION   FEATURE  OF  DEBT  AND  PREFERRED  STOCK.  In
accordance with Emerging Issues Task Force No. 98-5,  ACCOUNTING FOR CONVERTIBLE
SECURITIES  WITH  BENEFICIAL  CONVERSION  FEATURES  OR  CONTINGENTLY  ADJUSTABLE
CONVERSION  RATIOS,  and No.  00-27,  APPLICATION  OF ISSUE NO.  98-5 TO CERTAIN
CONVERTIBLE INSTRUMENTS, we recognize the value of conversion rights attached to convertible debt and equity instruments. These rights give the instrument holder the immediate ability to convert debt or preferred equity into common stock at a price per share that is less than the trading  price of the common  stock to the public.  The  beneficial  value is  calculated  based on the market price of the stock at the commitment  date in excess of the  conversion  rate of the debt and related  accruing  interest or preferred  stock and is recorded as a discount to the related  debt or  constructive  dividend to  preferred  stockholders  and an addition to  additional  paid-in  capital.  The debt  discount is amortized  and recorded as interest  expense over the remaining  outstanding  period of related debt.

         MINERAL RESERVES. We amortize our acquisition costs, development costs, capitalized  asset  retirement  costs  and some  plant and  equipment  using the units-of-production  method and  estimates  of  recoverable  proven and probably reserves.  We review  these  estimates  on a regular  basis and  adjust  them to reflect our current  mining plans.  The rate at which we record  depletion  also depends on the estimates of our reserves. If the estimates of recoverable proven and probable reserves decline,  the rate at which we record depletion increases.
Such a decline in reserves may result from geological conditions,  coal quality, effects of  governmental,  environmental  and tax  regulations,  and assumptions about future prices and future operating costs.

RECENT ACCOUNTING PRONOUNCEMENTS

         In November 2004, the FASB issued Statement No. 151, INVENTORY COSTS AN
AMENDMENT  OF ARB NO. 43,  CHAPTER  4, which  revised  ARB  No.43,  relating  to inventory costs. This revision is to clarify the accounting for abnormal amounts
of  idle  facility  expense,   freight,   handling  costs  and  wasted  material
(spoilage).  This Statement requires that these items be recognized as a current period charge regardless of whether they meet the criterion specified in ARB 43.
In  addition,  this  Statement  requires  the  allocation  of  fixed  production overheads  to the  costs  of  conversion  be  based on  normal  capacity  of the production facilities.  This Statement is effective for financial statements for fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory  costs  incurred  during  fiscal years  beginning  after the date this
Statement is issued.  Management  believes this Statement will have no impact on our financial statements once adopted.

         In December  2004,  the FASB issued  Statement  No. 153,  EXCHANGES  OF
NONMONETARY ASSETS AN AMENDMENT OF APB OPINION NO. 29. This Statement  addresses the measurement of exchanges of nonmonetary  assets. The guidance in APB Opinion
No. 29, ACCOUNTING FOR NONMONETARY TRANSACTIONS,  is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion,  however,  included certain  exceptions to that principle.  This Statement  amends Opinion No. 29 to eliminate the exception for nonmonetary  exchanges of similar  productive assets and replaces it with a general  exception  for exchanges of  nonmonetary  assets that do not have  commercial  substance.  A nonmonetary  exchange has commercial substance  if the  future  cash  flows of the  entity  are  expected  to  change significantly  as a result of the  exchange.  This  Statement is  effective  for financial  statements for fiscal years  beginning  after June 15, 2005.  Earlier application is permitted for nonmonetary asset exchanges  incurred during fiscal years beginning after the date of this Statement is issued.  Management believes this Statement will have no impact on our financial statements once adopted.

         In March  2005,  the FASB  issued  Interpretation  No.  47 ("FIN  47"),
ACCOUNTING FOR CONDITIONAL ASSET RETIREMENT OBLIGATIONS, which clarifies that an entity is required to recognize a liability  for the fair value of a conditional asset  retirement  obligation when incurred if the liability's fair value can be reasonably estimated.  A conditional asset retirement obligation is defined as a legal  obligation to perform asset  retirement  activity in which the timing and
(or) method of settlement are  conditional on a future event that may or may not be within the control of the entity.  FIN 47 is  effective no later than the end of fiscal years ending after  December 15, 2005. Our adoption of FIN 47 will not result in a change to current practice.

        At its March 30, 2005 meeting, the Financial Accounting Standards Board
("FASB")  ratified  the  consensus  reached by the  Emerging  Issues  Task Force
("EITF") in Issue No. 04-6,  ACCOUNTING  FOR  STRIPPING  COSTS  INCURRED  DURING
PRODUCTION  IN THE MINING  INDUSTRY.  Issue No. 04-6  requires that the costs of removing  overburden and waste  materials to access mineral  deposits during the production phase of a mine, commonly referred to as STRIPPING COSTS, be included in the costs of the inventory produced. EITF Issue No. 04-6 is effective for the first fiscal  period in fiscal years  beginning  after  December 15, 2005,  with early adoption  permitted.  We have adopted the Issue effective January 1, 2006.
Management believes this EITF will have no impact on our financial statements.

         In  May  2005,  the  FASB  issued  Statement  of  Financial  Accounting
Standards No. 154, ACCOUNTING CHANGES AND ERROR CORRECTIONS A REPLACEMENT OF APB
OPINION NO. 20 AND FASB STATEMENT NO. 3, which changes the  requirements for the accounting for and reporting of a change in accounting principle. This statement requires  retrospective  application to prior periods'  financial  statements of changes in accounting  principle,  unless it is  impracticable  to determine the period-specific  effects  or  the  cumulative  effect  of  change.  When  it  is impracticable to determine the  period-specific  effects of an accounting change on one or more individual prior periods presented,  this Statement requires that the  new  accounting  principle  be  applied  to  the  balances  of  assets  and liabilities as of the beginning of the earliest  period for which  retrospective application is practicable  and that a  corresponding  adjustment be made to the opening balance of retained  earnings for that period rather than being reported in the income statement.  Management believes this statement will have no impact on our financial statements.

RESULTS OF OPERATIONS

         The following table presents consolidated  statement of operations data for each of the periods indicated as a percentage of revenues.

                                                                     ELEVEN
                                                                     MONTHS
                                            TWELVE MONTHS ENDED      ENDED
                                                DECEMBER 31,       DECEMBER 31,
                                             2005        2004         2003
                                           --------    --------     --------

Revenues ...............................      100.0%      100.0%       100.0%
                                           --------    --------     --------
Operating expenses:
   Cost of sales .......................       77.6        96.0        146.0
   Depreciation, depletion and
      amortization .....................       15.3        14.6         51.8
   General and administrative ..........       11.0        30.8        157.2
                                           --------    --------     --------
     Total operating expenses ..........      103.9       141.4        354.9
                                           --------    --------     --------
Operating loss .........................       (3.9)      (41.4)      (254.9)
                                           --------    --------     --------
Other income (expense):
   Interest expense ....................       (6.0)      (19.7)       (31.3)
   Other income (expense), net .........       (0.4)       (0.2)         6.3
                                           --------    --------     --------
Net loss ...............................      (10.3)%     (61.4)%     (279.9)%
                                           ========    ========     ========

COMPARISON OF TWELVE MONTHS ENDED DECEMBER 31, 2005 AND DECEMBER 31, 2004

     REVENUES

                                              TWELVE MONTHS            PERCENT
                                            ENDED DECEMBER 31           CHANGE
                                      -----------------------------    ---------
                                          2005              2004

Coal sales ....................       $65,258,071       $16,871,346       286.8%
Other revenue .................           614,563           127,566       381.8%
                                      -----------       -----------
   Total revenues .............       $65,872,634       $16,998,912       287.5%

         For the twelve  months  ended  December 31,  2005,  our  revenues  were derived from coal sales to fifteen customers, eight of which were utilities, six of which were  industrial  customers and one of which was a coal  reseller.  Our five largest customers represent 84% of our total revenue. For the twelve months ended December 31, 2004, we had a total of twelve  customers,  two of which were utilities  that  accounted  for  approximately  77% of our  revenue.  The 286.8%
increase in coal sales  during the year ended  December  31,  2005 is  primarily attributable  to a 244%  increase in  production  volume,  the addition of 3 new customers and a 15% increase in average sales prices.  The significant  increase in production volume over 2004 is primarily the result of experiencing four full quarters of  operations  in 2005 as  compared to a single  quarter in 2004 along with the closure of two lower volume mines and commencement of operations at two higher volume mines, one of which was a highwall mine.

         During the two year period  ended  December  31,  2005,  the market for
Central  Appalachian  coal experienced an increase in demand and strong pricing.
During the year ended  December  31,  2004,  28% of our sales were below $40 per ton,  25.2%  were  between  $40 and $50 per ton and 53.2% was sold above $50 per ton. All sales under  contract  during 2005 were made at an average  price above
$50 per ton. All average prices include  premiums and penalties for coal quality variances from contractual requirements.

         The increase in other revenue is due to the receipt of TIPPLING FEES of
$250,610  from a coal  company  with  property  located  adjacent  to ours and a negotiated termination of a sales contract of

$350,000. At December 31, 2005, the sales contract had thirteen months remaining and required the delivery of 130,000 tons of coal through 2006.  These increases were offset by the elimination of $103,403 in royalty revenue during 2004.

     OPERATING EXPENSES

                                                             TWELVE MONTHS
                                                           ENDED DECEMBER 31              PERCENT
                                                       2005                2004           CHANGE
                                                 ----------------     --------------     ---------
Cost of sales...............................     $     51,115,116     $   16,322,632       213.2%
General and administrative expenses.........     $      7,213,346     $    5,242,437        37.6%
Depreciation, depletion, accretion and
     amortization expense...................     $     10,107,723     $    2,473,369       308.7%
                                                 -----------------    ---------------    ---------
Total operating expenses                         $     68,436,185        $24,038,438       184.7%

         COST OF SALES

         Cost of  sales  consists  primarily  of  salary,  benefits,  and  other compensation costs paid directly to miners, and direct costs paid to third party vendors  whose goods and services were directly used in the process of producing
coal  inventory.   Third  party  vendor  costs  include   equipment  leases  and
maintenance  costs,  blasting  costs,  fuel  costs,  parts  and  supplies,  coal purchases,  and transportation  costs. The increase in cost of sales in the year ended  December  31,  2005 as compared  to the year ended  December  31, 2004 is primarily due to a 241% increase in mined and purchased coal.

         As  the  production  of  coal  tons  increases  the  cost  per  ton  is decreasing.  Our cost of sales as a  percentage  of total  revenue has  improved
19.2% from 96.0% to 77.6% in the year ended December 31, 2004 and the year ended
December 31, 2005, respectively.

         GENERAL AND ADMINISTRATIVE EXPENSES

         General and administrative  expenses  primarily include  non-operations
salary,   benefits  and  related  expenses;   consulting  expenses;   legal  and
professional fees;  insurance expenses;  and travel and travel related expenses.
The change in general and administrative  expenses was primarily attributable to changes in six major components: 1) $710,335 increase in payroll,  primarily due to an  increase  in  corporate  personnel  in 2005 and  incurring a full year of expense on eleven  corporate  employees  hired in 2004, 2) $329,075  increase in professional fees,  primarily legal fees, 3) $367,000 increase in security costs related  to  securing  our mine  sites and  corporate  offices  against  various threats,  4) the addition of $187,500 in  directors  fees due to the addition of
independent   directors,   5)  $150,000  forfeited  deposit  on  a  real  estate
transaction,  and 6) a $118,000  increase in  consultants,  primarily  financial consultants.

         As a percentage of revenues,  general and administrative  expenses have decreased  from 30.8% to 11.0% for the years ended  December  31, 2004 and 2005, respectively.

         DEPRECIATION, DEPLETION, ACCRETION AND AMORTIZATION EXPENSE

         The increase in  depreciation,  depletion,  accretion and  amortization expense in the twelve  month  period  ended  December  31, 2005  compared to the twelve  month period ended  December  31, 2004 is  primarily  attributable  to a
493.3% increase in depreciation. This change was due to the acquisition of $19.3 million  of fixed  assets,  primarily  mining  equipment,  and a  change  in the estimated useful lives of our mining equipment. On April 1, 2005, we changed our policy for the depreciable  life of mining equipment to three to five years from seven years.  Subsequently,  most of our equipment was estimated to have a three year  useful  life.  This had the impact of  increasing  depreciation  on mining equipment by approximately $3.6 million during 2005. This adjustment was treated as a change in accounting  estimate and  depreciation  expense was adjusted on a prospective basis.

     OTHER INCOME (EXPENSE)

                                               TWELVE MONTHS ENDED
                                                   DECEMBER 31,             PERCENT
                                                2005          2004          CHANGE
                                            -----------    -----------    -----------

Interest expense and financing fees .....    (3,966,715)    (3,348,922)          18.4%
Other income (expense), net .............   $  (260,905)   $   (40,682)         541.3%
                                            -----------    -----------    -----------
   Total other income (expense) .........    (4,227,620)   $(3,389,604)          24.7%

         The increase in other income (expense), net, in the year ended December
31, 2005 compared to the year ended December 31, 2004 is primarily  attributable to an increase in interest  expense of $617,793 and an increase in other expense of $220,223.  The increase in interest  expense is due to added  borrowings  for asset  acquisitions  made during  calendar 2005 of  approximately  $16.8 million offset by the $1.7 million  interest  expense  recognized in 2004 as a result of the beneficial  conversion feature of $3.0 million of preferred shares issued in
August 2004. The added  borrowings do not include the  $55,000,000  10.5% Senior
Secured Notes due 2010, which were issued on December 29, 2005.

COMPARISON  OF TWELVE  MONTHS ENDED  DECEMBER  31, 2004 AND ELEVEN  MONTHS ENDED
DECEMBER 31, 2003

     REVENUES

                                        ELEVEN MONTHS ENDED
                                            DECEMBER 31,             PERCENT
                                         2004          2003          CHANGE
                                     -----------    -----------    -----------

Coal sales ...................       $16,871,346    $ 1,012,520       1566.3%
Royalties receipts ...........           103,403        178,123        (72.3%)
Other revenue ................            24,163           --           --
                                     -----------    -----------
   Total revenues ............       $16,998,912    $ 1,190,643       1327.7%

         We commenced  mining coal in July 2003,  and therefore had limited coal sales during the eleven  months ended  December  31,  2003.  As such,  it is not meaningful to compare  sales  between the eleven months ended  December 31, 2003 and the twelve  months ended  December 31, 2004.  During the twelve months ended
December 31, 2004, we generated  all of our coal sales from fourteen  customers, six of  which  were  electric  utilities  (73.1%  of  sales,  with  our  top two representing 54.6% of total coal sales), six of which were industrial  companies
(26.3% of sales), and two of which were coal resellers. All of our sales in 2003 and in the first nine months of 2004 were made pursuant to short term  contracts with our electric utility and industrial customers. Sales to coal resellers were made on a spot  basis.  Most of our coal sales in the fourth  quarter  2004 were derived from long-term contracts.  At December 31, 2004, we had six contracts of one year or longer,  pursuant to which we estimate  delivering  an  aggregate of
984,000  tons of coal in  calendar  2005.  The royalty  receipts  for the eleven months ended December 31, 2003 and for the twelve months ended December 31, 2004 were the result of the recognition of deferred  revenue  relating to our sale in
August 2003 of $250,000  of royalty  rights  relating to coal mined on the Smoky
Mountain portion of our New River Tract property. We will not recognize any more royalty  revenue  pursuant  to this  transaction.  Other  revenue for the twelve months ended  December 31, 2004 was the result of tippling fees charged to third party operators which leased one of our tipple facilities.

     OPERATING EXPENSES

                                             TWELVE MONTHS  ELEVEN MONTHS
                                                 ENDED          ENDED
                                              DECEMBER 31,   DECEMBER 31,    PERCENT
                                                  2004          2003          CHANGE
                                              -----------    -----------    -----------

Cost of sales .............................   $16,322,632    $ 1,737,937       839.2%
General and administrative expenses .......   $ 5,242,437    $ 1,871,414       180.1%
Depreciation, depletion, accretion, and
    amortization expense ..................   $ 2,473,369    $   617,155       300.8%
                                              -----------    -----------
Total operating expenses ..................   $24,038,438    $ 4,226,506       438.8%

         COST OF SALES

         For the twelve  month period ended  December 31, 2004,  these  expenses consisted  primarily  of  salary,  benefits,  workers'  compensation  and  other compensation  costs  directly  attributable  to  the  employment  of  miners  of approximately $4.33 million,  and direct costs paid to third party vendors whose goods  and  services  were  directly  used  in the  process  of  producing  coal inventory,  which  included  coal  purchases  of  approximately  $2.31  million,
$477,000 paid to a contract  mining  entity,  equipment  leases and  maintenance expenses  of  $1.13  million,  blasting  expenses  of  $448,000,  fuel  costs of
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

         There was no cost of sales prior to the second  quarter  2003.  For the eleven  months  ended  December  31,  2003,  our total cost of sales and selling expenses  consisted  primarily of salary,  benefits and other compensation costs directly  attributable  to the employment of miners of  approximately  $441,000, direct costs paid to third party  vendors whose goods and services were directly used in the process of producing coal inventory, which included equipment leases and  maintenance  expenses  of  approximately  $470,000,  blasting  expenses  of
$159,000, fuel costs of $191,000, parts and supplies of $227,000,  hauling costs of $66,000, and royalties and taxes of approximately $96,000.

         GENERAL AND ADMINISTRATIVE EXPENSES

         General and administrative  expenses primarily include salary, benefits
and  related  expenses;   consulting  expenses;  legal  and  professional  fees;
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
2004.

         DEPRECIATION, DEPLETION, ACCRETION AND AMORTIZATION EXPENSE

         The increase in  depreciation,  depletion,  accretion and  amortization expense in the twelve  month  period  ended  December  31, 2004  compared to the eleven  month period ended  December 31, 2003 is primarily  attributable  to the acquisition of fixed assets which resulted in an increase of approximately $1.28 million in  depreciation  expenses,  an increase of $504,000 in adjustments  and revisions from annual re-costing of our asset retirement  obligations as well as an increase in the recognition of estimated depletion expenses of $115,000.

     OTHER INCOME (EXPENSE)

                                        TWELVE MONTHS  ELEVEN MONTHS
                                            ENDED          ENDED
                                         DECEMBER 31,   DECEMBER 31,    PERCENT
                                             2004          2003          CHANGE
                                         -----------    -----------    ---------

Other income (expense), net ..........   $   (40,682)   $    75,437     (147.3%)
Interest expense and financing fees ..    (3,348,922)      (372,458)     799.1%
                                         -----------    -----------
   Total other income (expense) ......   $(3,389,604)   $  (297,021)   1,041.2%

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

RELATED TRANSACTIONS

         See "Certain Relationships and Related Transactions" included elsewhere in this report for a full  description of  transactions to which we were or will be a party, in which the transaction  involved exceeds a material amount, and in which any director, executive officer, shareholder of more than 5% of our common stock or any  member  of their  immediate  family  had or will  have a direct or indirect material interest.

LIQUIDITY AND CAPITAL RESOURCES

         As  of  December  31,  2005,  we  had  cash  and  cash  equivalents  of approximately  $25.4 million and positive working capital of approximately $18.3 million.  We expect to expend a  significant  portion of our cash during  fiscal
2006 as we  continue  to  expand  our coal  mining  operations.  Subject  to our performance, which if adversely affected could reduce available funds, we expect to be able to meet our liquidity requirements for the foreseeable future through current cash  reserves,  cash  provided by operations  and  liquidity  available through any future revolving credit facility.  However,  in order to continue to expand our  operations,  or in the case that we  determine  it is  necessary  to expand our operations  through  acquisition  of additional  assets and/or mining operations,  it may be necessary  for us to obtain  additional  financing in the future.  We cannot assure you that  additional  financing will be available when needed or that if available,  such  financing will include terms as favorable as current  financings.  If such financing is not available when required or is not available on acceptable  terms,  we may be unable to take  advantage of business opportunitites  or respond to competitive  pressures,  any of which could have a material  adverse  effect on our  business,  financial  condition and results of operations.

     DEBT OBLIGATIONS

         The following table summarizes our debt obligations,  excluding capital leases, at December 31:

                                                      2005              2004
                                                  ------------     ------------
10.5% Notes, due 2010 ........................    $ 55,000,000             --
Bank note (prime + 1%), due 2007 .............       1,200,018             --
Equipment note (non-interest bearing),
   due 2006 ..................................         280,000             --
Installment purchase obligations, due 2008 ...       5,270,611             --
Credit facility (prime + 5.75%) due 2006 .....            --         15,000,000
7.25% bank loan, due 2006 ....................            --            532,908
Other ........................................          19,931             --
Less unamortized discounts ...................      (3,910,160)            --
                                                  ------------     ------------
                                                    57,860,400       15,532,908
Less current portion of long-term debt .......      (3,319,175)        (329,511)
                                                                   ------------
Long-term debt ...............................    $ 54,541,225     $ 15,203,397
                                                  ============     ============

              10.5% SENIOR SECURED NOTES DUE 2010

         On December  29,  2005,  the Company  issued  $55,000,000  in aggregate principal amount of 10.5% Senior Secured Notes due 2010 (the "Senior Notes") and
55,000 warrants to purchase a total of 1,732,632  shares of the Company's common stock (the  "Warrants").  The Senior Notes and Warrants  were sold in Units (the
"Units")  consisting of one $1,000 principal amount Note and one Warrant,  which entitled  the holder to purchase  31.5024  shares of Company  common stock at an exercise  price of $8.50 per share,  subject to  adjustment.  The  warrants  are subject to mandatory  conversion if the price the Company's common stock remains above  $12.50  for more  than  thirty  days.  The  Units  were sold in a private placement exempt from the registration  requirements under the Securities Act of
1933,  as  amended  (the  "Securities  Act").  The  Senior  Notes  are fully and unconditionally  guaranteed on a senior secured basis by all of our wholly-owned subsidiaries  and were  offered  and  sold  within  the  United  States  only to qualified  institutional  buyers in reliance  on Rule 144A under the  Securities
Act.

         The Senior Notes were issued  pursuant to an indenture with Wells Fargo
Bank National Association, as trustee. Interest on the Senior Notes accrues from the date of issuance or the most recent interest payment date, and is payable in cash  semi-annually  in  arrears on June 15th and  September  15th of each year, commencing on June 15, 2006.  The warrants are  exercisable on or after December
29, 2006 or earlier if the warrants are exchanged for registered  warrants which are detached  from the Notes and the warrants  will expire on December 15, 2010.
All of the  securities in this offering  were  initially  purchased by Jefferies
& Company, Inc.

         The Senior  Notes and the related  guarantees  are secured by a lien on substantially  all of our and the guarantors'  property and assets,  including a pledge of 100% of the capital  stock or other  equity  interests of our domestic subsidiaries.  The Senior  Notes will mature on December  15,  2010.  The Senior
Notes will be our senior  secured  obligations,  and will rank  equally with our existing  and  future  senior  debt  and  senior  to  our  existing  and  future subordinated  debt.  The Notes provide for us to obtain a $10 million  revolving line of credit  which  will hold a first  priority  secured  lien  senior to the
Notes.

         Before  December  15,  2008,  we may, at any time or from time to time, redeem up to 35% of the aggregate  principal amount of the Senior Notes with the net proceeds of a public or private equity offering at 110.500% of the principal amount of the Senior Notes,  plus any accrued and unpaid  interest,  if at least
65% of the aggregate  principal  amount of the notes remains  outstanding  after such  redemption  and the  redemption  occurs  within 90 days of the date of the closing of such equity offering.

         In addition,  the Senior Notes are redeemable,  at our option, in whole or in part,  at any time on or after  December  15,  2008,  in each  case at the redemption  prices  described in the table below,  together with any accrued and unpaid interest to the date of the redemption.

             TIME PERIOD                            PERCENTAGE
             -----------                            ----------
December 15, 2008 - December 14, 2009                105.250%
  December 15, 2009 - June 14, 2010                  102.625
     June 15, 2010 and thereafter                    100.000%

         The indenture  governing the Senior Notes will,  among other things and subject  to  certain  exceptions,  limit  our  ability  and the  ability  of our subsidiaries to:

         o        incur or guarantee additional  indebtedness or issue preferred stock;
         o        pay dividends or  distributions  on, or redeem or  repurchase, capital stock;
         o        make investments;
         o        issue or sell capital stock of restricted subsidiaries;
         o        engage in transactions with affiliates;
         o        grant or assume liens; or
         o        consolidate, merge or transfer all or substantially all of our assets.

         Our failure to make required  payments of interest and principal and to comply with other  covenants may result in the  acceleration of the principal of the Senior Notes.

         We have agreed,  pursuant to a registration  rights  agreement with the initial purchaser,  to use our commercially  reasonable efforts to register with the SEC a new issue of notes having substantially  identical terms as the Senior
Notes in order to  exchange  freely  tradable  notes for the Senior  Notes.  The
Warrants  and  Warrant  Shares  have  not been  registered  with the SEC and are subject to transfer  restrictions.  Under the terms of the  registration  rights agreement relating to the Warrants,  we have agreed to file a shelf registration statement  with the SEC  covering  the resale of the  Warrants  and the  Warrant
Shares,  and to use our  commercially  reasonable  efforts to cause that  resale registration  statement to be declared  effective within 240 days after the sale date.

         We immediately  used  approximately  $22,100,000 of the proceeds of the
Senior Note offering to repay existing indebtedness. The remaining proceeds will be used to  collateralize  reclamation  bonds for new mining  operations and for equipment acquisitions.

              EQUIPMENT NOTES

         In November 2005, we purchased mining equipment for use in our Kentucky
operations  from  two  former  contract  mining   companies  for   approximately
$1,775,000.  We financed the purchase with a $400,000, four month,  non-interest bearing note to one of the mining companies and a $1,300,000,  twenty-four month note  with a bank at the prime  rate plus 1%.  Both  notes  are  secured  by the purchased equipment.  The $400,000 was repaid early in January 2006 at a $20,000 discount from the then outstanding obligation of $300,000.

         During  the final  quarter  of 2005,  we  entered  into  capital  lease agreements of  approximately  $2,400,000  with  equipment  suppliers for certain mining  equipment.  These leases are for periods of six to thirty-six months and provide for the transfer of ownership of the equipment to the Company at the end of the lease term.

              INSTALLMENT PURCHASE OBLIGATIONS

         In August 2005, our wholly-owned subsidiary, National Coal Corporation,
entered  into  installment  sale  contracts  with  an  equipment   manufacturer,
effective in July 2005,  pursuant to which National Coal Corporation  purchased,
and  financed  or  refinanced,   certain  equipment  used  in  its  coal  mining
operations.   Pursuant  to  the  installment  sale  contracts,  we  financed  or refinanced  approximately  $7.3 million in equipment at the following rates with respect to the following amounts:

              Annual Percentage Rate           Financed Amount
              ----------------------          -----------------
                       5.22%                          $ 879,010
                       6.11%                          4,967,673
                       7.65%                            870,967
                                              -----------------
                       Total                         $6,717,650
                                              =================

         The total  $6,717,650  principal  balance of these  contracts  includes
refinancing   obligations  previously  under  capital  leases  of  approximately
$2,937,000  at  June  30,  2005  representing   gross  assets  of  approximately
$4,372,000.  This  resulted  in  the  recognition  of a  gain  of  approximately
$328,000.  The  remaining  $3,781,000  is related to the  purchase of  equipment formerly under operating lease and new equipment. The installment sale contracts require monthly payments of principal and interest through January 14, 2008. The obligations  under the  installment  sale contracts are secured by the equipment purchased.

         In April 2006, we entered into new installment  sales contracts with an equipment  manufacturer  pursuant  to  which  we  refinanced  equipment  with an aggregate  principal value of approximatley  $2,729,000  formerly acquired under various capital leases.  These installment sales contracts require payments over
36 months at fixed interest rates ranging from 7.03% to 7.5%.

              SENIOR SECURED CREDIT FACILITY

         On November  26,  2004,  our  wholly-owned  subsidiary,  National  Coal
Corporation,  in  connection  with our  acquisition  of assets from  Appalachian
Fuels,   LLC  entered  into  a  credit   agreement  with  D.  B.  Zwirn  Special
Opportunities  Fund, L.P., as Lender and  administrative  agent for the Lenders.
The credit agreement provided for an initial credit facility of $15 million with a subsequent credit facility not to exceed $6 million. We exercised our right to borrow $15 million on November 29, 2004,  the proceeds of which were used to pay the remaining  $12,250,000  of acquisition  costs related to the  acquisition of assets of  Appalachian  Fuels,  LLC, pay  transaction  costs with respect to the closing of the credit facility and asset purchase,  and fund working capital. We borrowed an additional  $1.4 million in January 2005 to fund our  acquisition of mining  equipment.  Borrowings  under the credit  agreement bear interest at the prime rate, plus 5.75%. The obligation under the credit agreement was secured by substantially all of our assets and those of our  subsidiaries.  At December 29,
2005, we repaid and terminated this credit  facility  resulting in the write-off of approximately $407,000 of deferred financing costs.

              BANK LOAN

         In July 2004,  we borrowed  approximately  $663,300 on a 24-month  term with an interest  rate of 7.25% from a local bank.  Proceeds  from the loan were used to purchase mining and other vehicles.  The remaining  principal balance of the loan was repaid on December 29, 2005

              CASH FLOWS

         We currently satisfy our working capital requirements primarily through cash flows  generated from  operations and sales of debt and equity  securities.
For the twelve months ended  December 31, 2005, we had a net increase in cash of approximately $25.1 million. Cash flows from operating, financing and investing  activities for the twelve months ended December 31, 2005 and 2004 and the eleven months ended December 31, 2003 are summarized in the following table:

ACTIVITY                                                           ELEVEN MONTHS
                                             TWELVE MONTHS ENDED       ENDED
                                                 DECEMBER 31,       DECEMBER 31,
                                              2005         2004         2003
                                           ----------   ----------   ----------

Operating activities ..................    $    4,962   $   (4,342)  $   (1,541)
Investing activities: .................       (21,505)     (33,466)      (1,991)
Financing activities ..................        41,675       38,111        3,533
                                           ----------   ----------   ----------
   Net increase (decrease) in cash ....    $   25,132   $      303   $      222
                                           ==========   ==========   ==========

         OPERATING ACTIVITIES

         The net cash  provided by  operating  activities  of  approximately  $5 million  during the twelve  months  ended  December 31, 2005 was  primarily  the result of an improving net loss. When the impact of depreciation is removed from the net loss,  there is an improvement of $11.3 million.  The improvement in net loss is due to a significant  increase in coal sales and resulting  improvements in the  percentage  of cost of sales and  general and  administrative  expenses.
Although many operating costs are variable,  gross margin percentage improves as volume  increases due to utilization of fixed costs.  Additionally,  general and administrative  costs are not  variable  and  growth in those  costs is  slowing significantly  relative to the  increase in coal  volumes as the securing of the management team and related corporate costs is completed.

         The net  cash  used in  operating  activities  of  approximately  $4.34 million  during the twelve  months  ended  December 31, 2004 was  primarily  the result  of the net loss of  approximately  $10.43  million  and an  increase  in receivables of approximately $1.90 million, inventory of approximately $119,000, deferred revenue of approximately $179,000, payments for reclamation obligations of approximately  $87,100 and prepaid and other of approximately  $233,500 as we increased coal production  during the year,  partially  offset by an increase in accounts  payable and accrued  liabilities  of  approximately  $3.30 million and non-cash expenses of approximately $5.20 million. The non-cash expenses recorded during  the  period  included  $1,700,000  of  interest  expense  related to the beneficial conversion feature of the $3.0 million convertible  debentures issued in August  2004,  $903,000  of  non-cash  compensation  expense  related  to the issuance of stock options with an exercise  price below the closing price of our common stock on the date of grant, $227,000 of non-cash compensation expense for the issuance of common stock in  consideration  of salary,  $165,000 of non-cash interest expense for the issuance of common stock in lieu of interest  payments, and $49,000 of non-cash  consulting expense for the Black-Scholes  pricing model valuation of warrants issued as consideration for consulting services rendered.

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

         INVESTING ACTIVITIES

         Cash  used in  investing  activities  of $21.5  million  was  primarily related  to  capital  expenditures  of $19.3  million  and an  increase  in cash
collateral   supporting   reclamation   bonds  of  $2.1  million.   The  capital
expenditures were used to open two new mines,  including a highwall mine, and to acquire additional equipment for existing mines.

         The  approximately  $33.4 million of cash used in investing  activities during the twelve  months  ended  December  31,  2004 was due  primarily  to the purchase of approximately $17.7 million of property, plant and equipment,  $10.9 million for the purchase of coal and mineral assets, $4.3 million deposited with a bank as collateral for OSM reclamation requirements,  $150,000 in deposits for a  potential  purchase of mining  rights,  and  $392,000  of prepaid  royalty in advance of royalties to be paid on property we lease and expect to mine within a few years.

         For the eleven  months ended  December  31, 2003,  $2.0 million of cash used in  investing  activities  resulted  primarily  from $1.3  million  for the acquisition of coal and mineral  rights,  $448,000 for the acquisition of mining equipment  offset by the  receipt of  $23,000  from the sale of  equipment,  and
$257,500 paid to OSM for reclamation bonds used for surface mine TN #2.

         FINANCING ACTIVITIES

         The net cash provided by financing  activities of  approximately  $41.7 million  during the twelve  months  ended  December 31, 2005 was  primarily  the result of $55.0 million raised from the issuance of Senior Secured Notes, offset by the repayment of $22.1 million  including our previous Senior Credit Facility and certain other notes and leases. Additionally, approximately $5.1 million was through the  issuance of a note  payable and  approximately  $3.8  million  from capital leases.

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

OFF-BALANCE SHEET ARRANGEMENTS

         At December 31, 2005, 2004 and 2003, we did not have any  relationships with unconsolidated entities or financial  partnerships,  such as entities often referred  to  as  structured  finance,  variable  interest  or  special  purpose entities,  which would have been  established  for the  purpose of  facilitating
off-balance  sheet  arrangements  or  other  contractually   narrow  or  limited
purposes.  As such, we are not exposed to any  financing,  liquidity,  market or credit risk that could arise if we had engaged in such relationships.

CONTRACTUAL OBLIGATIONS

         The following  summarizes our  contractual  obligations at December 31,
2005 and the effects such obligations are expected to have on liquidity and cash flow in future periods:

                                                                  PAYMENTS DUE BY PERIOD
                                                  -----------------------------------------------------
                                                   LESS THAN 1       1-3           3-5          AFTER
                                        TOTAL         YEAR          YEARS         YEARS        5 YEARS
                                     -----------   -----------   -----------   -----------   -----------
Notes payable ....................   $61,770,560   $ 3,343,132   $ 3,447,428   $55,000,000   $      --
Operating leases .................       354,992       263,155        91,837          --            --
Capital leases ...................     2,570,122     1,251,500     1,318,622          --            --
                                     -----------   -----------   -----------   -----------   -----------
     Total contractual obligations   $64,695,674   $ 4,857,787   $ 4,857,887   $55,000,000   $      --
                                     ===========   ===========   ===========   ===========   ===========

         In November 2004,  pursuant to our signed asset purchase agreement with
Appalachian  Fuels,  LLC, we agreed to replace $6.1 million of their reclamation bonds on the Straight Creek, KY mining operations upon the transfer to us of all of the mining  permits  listed in the asset  purchase  agreement.  These  mining permits were transferred to us and the bonds replaced in January 2006.

         We rent mining equipment  pursuant to operating lease  agreements,  and made lease payments  totaling  $1,213,000 and $516,000  during the twelve months ended December 31, 2005 and 2004, respectively.

         In  September  2004,  we  purchased  an office  building in  Knoxville,
Tennessee for $690,000,  which is the new location of our corporate  operations.
The building has been pledged to satisfy certain OSM bonding requirements.

         During the year ending  December  31,  2005,  we paid  dividends to the holders of our Series A convertible  preferred stock in the aggregate  amount of
$1,124,650 in semi-annual payments on June 30 and December 31.

         In March 2005, we borrowed $5.14 million to purchase mining  equipment.
The notes  issued  had an  original  maturity  of  August  10,  2005,  which was subsequently extended, were secured by the mining equipment purchased, and had a rate of interest of eighteen  percent (18%) per annum  calculated  from the 61st day until maturity.  We paid an origination fee of  approximately  $200,000 upon the execution of the loan documents.  The lenders were also issued 5-year common stock purchase  warrants to purchase up to 140,000 shares of our common stock at an exercise price per share of $8.50. Crestview Capital Master, LLC participated in this  transaction.  The  notes  were  repaid  on  December  29,  2005 with an additional fee of 3% or approximately $154,000.

         During  the final  quarter  of 2005,  we  entered  into  capital  lease agreements of  approximately  $2.4 million with equipment  suppliers for certain mining  equipment.  These leases are for periods of six to thirty-six months and provide for the transfer of  ownership of the  equipment to us at the end of the lease term. Management anticipates that these leases will be renegotiated with a finance company later in 2006.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         Market Risk is the risk of loss arising from adverse  changes in market rates and prices,  such as interest rates,  foreign currency  exchange rates and commodity prices.

     INTEREST RATE RISKS

         Our interest  expense is  sensitive to changes in the general  level of interest rates in the U.S. At December 31, 2005, we had $61.7 million  aggregate principal  amount of debt under fixed rate  instruments and $1.2 million of debt under variable rate instruments,  with equipment financing making up 100% of the variable rate instruments.  At December 31, 2004, we had $0 aggregate  principal amount of debt under  fixed  rate  instruments  and $19.7  million of debt under variable rate instruments, with our Senior Credit Facility making up $15 million of the variable rate instruments.

         Under the terms of our  equipment  financing  agreements,  the interest rate on borrowings  there under was determined based on the prime rate. Based on the variable  rate debt  outstanding  as of December 31, 2005, a 100 basis point
increase  in  interest  rates  would  increase   annual   interest   expense  by
approximately  $12,000.  Based  on the  variable  rate  debt  outstanding  as of
December 31, 2004, a 100 basis point  increase in interest  rates would increase annual interest expense by approximately $197,000.

     COMMODITY RISKS

         We are subject to commodity price risk based on the fluctuating  market price of coal.  We manage  this risk  through  securing  long-term  coal  supply agreements rather than through use of derivative instruments.  In the future, as existing  long-term  contracts  expire or become subject to repricing,  our coal sales will be made at then-current  market prices. As a result, our revenues and net income will be significantly affected by fluctuations in the price of coal.

         Coal prices are influenced by a number of factors and vary dramatically by region.  The two principal  components of the delivered price of coal are the price of coal at the mine, which is influenced by coal quality,  and the cost of transporting  coal  from the mine to the  point of use.  Electricity  generators purchase coal on the basis of its  delivered  cost per million Btu. The price of coal is  generally in parity with oil and natural gas prices.  As  macroeconomic factors  affect  these  commodity  prices,  the price of coal will  similarly be impacted.

         The   cost  of   operating   a  mine  is   influenced   by   geological
characteristics  such  as  seam  thickness,   overburden  ratios  and  depth  of
underground  reserves. It is generally cheaper to mine coal seams that are thick and located close to the surface than to mine thin underground seams. Typically, coal mining  operations  will begin at the part of the coal seam that is easiest and  most  economical  to  mine.  In the  coal  industry,  this  surface  mining characteristic  is  referred to as low ratio.  As the seam is mined,  it becomes more difficult and expensive to mine because the seam either becomes  thinner or extends  more  deeply  into the earth,  requiring  removal  of more  overburden.
Underground  mining is generally  more expensive than surface mining as a result
of  high  capital  costs  including  costs  for  modern  mining   equipment  and
construction of extensive ventilation systems and higher labor costs,  including costs for labor benefits and health care.

         In  addition to the cost of mine  operations,  the price of coal at the mine is also a  function  of  quality  characteristics  such as heat  value  and sulfur, ash and moisture content. Metallurgical coal has higher carbon and lower ash  content  and is  usually  priced $4 to $10 per ton  higher  than steam coal produced in the same regions.  Coal used for domestic  consumption  is generally sold free on board at a  loading  point,  and the  purchaser  normally  pays the transportation costs. Export coal is usually sold at an export terminal, and the seller is responsible for shipment to the export coal loading facility while the purchaser  pays the  ocean  freight.  Most  electric  power  generators  arrange long-term  shipping  contracts  with rail or barge  companies  to assure  stable delivery costs.  Transportation cost can be a large component of the purchaser's cost.  Although the  customer  pays the  freight,  transportation  cost is still important  to coal mining  companies  because the customer may choose a supplier largely based on the cost of transportation.  Trucks and overland conveyors haul coal over shorter distances,  while lake carriers and ocean vessels move coal to export  markets.  Some domestic coal is shipped over the Great Lakes.  Railroads move more coal than any other  product,  and in 1999,  coal accounted for 22% of total U.S.  rail  freight  revenue and more than 44% of total  freight  tonnage.
Railroads typically handle  approximately 60% of U.S. coal production,  with CSX and Norfolk Southern the dominant carriers in the eastern United States.

         Some  products  used in mining  activities,  such as diesel  fuel,  are subject to price  volatility.  We use  short-term  fuel  contracts to manage the volatility related to this exposure.

     FOREIGN CURRENCY

         All of our  transactions  are  denominated  in U.S.  dollars,  and as a result, we do not have material exposure to currency exchange rate risk.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                            PAGE
                                                                         -------

   Report of Independent Registered Public Accounting Firm................    56

   Consolidated Balance Sheets at December 31, 2005 and 2004..............    57

   Consolidated Statements of Operations for the Twelve Months
      Ended December 31, 2005 and 2004 and the
      Eleven Months Ended December 31, 2003...............................    58

   Consolidated Statements of Cash Flows for the Twelve Months
      Ended December 31, 2005 and 2004 and the
      Eleven Months Ended December 31, 2003...............................    59

   Consolidated Statements of Changes in Stockholders' Equity from
      Inception (January 30, 2003) to December 31, 2005...................    60

   Notes to the Consolidated Financial Statements.........................    61

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
National Coal Corp.
Knoxville, Tennessee

We have audited the  consolidated  balance  sheets of National  Coal Corp.  (the
"Company,"  a Florida  corporation)  as of December  31, 2005 and 2004,  and the related  consolidated  statements  of  operations,  cash  flows and  changes  in stockholders'  equity for the years ended  December  31, 2005 and 2004,  and the eleven month period from its inception  (January 30, 2003) to December 31, 2003.
These financial  statements are the responsibility of the Company's  management.
Our responsibility is to express an opinion on these financial  statements based on our audits.

We conducted our audits in accordance  with the standards of the Public  Company
Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements  are free of material  misstatement.  The Company is not  required to have,  nor were we engaged to perform,  an audit of its  internal  control  over financial reporting.  Our audits included consideration of internal control over financial  reporting  as  a  basis  for  designing  audit  procedures  that  are appropriate  in the  circumstances,  but not for the  purpose of  expressing  an opinion on the  effectiveness  of the Company's  internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a  test  basis,  evidence  supporting  the  amounts  and  disclosures  in the financial statements. An audit also includes assessing the accounting principles used and  significant  estimates made by  management,  as well as evaluating the overall financial statement  presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion,  the financial  statements  referred to above present fairly, in all material  respects,  the  consolidated  financial  position of National Coal
Corp.  at  December  31,  2005 and 2004,  and the  consolidated  results  of its operations  and its cash flows for the years ended  December  31, 2005 and 2004, and the eleven  month  period  from its  inception  to  December  31,  2003,  in conformity with accounting principles generally accepted in the United States of
America.

Golden, Colorado
February 17, 2006

                               NATIONAL COAL CORP.
                           CONSOLIDATED BALANCE SHEETS

                                                             DECEMBER 31,
                                                        2005            2004
                                                    ------------    ------------
ASSETS
Current assets
   Cash and cash equivalents ....................   $ 25,434,988    $    303,673
   Accounts receivable ..........................      2,929,735       2,091,698
   Inventory ....................................        360,614         264,873
   Other current assets .........................        274,591         230,735
                                                    ------------    ------------
      Total current assets ......................     28,999,928       2,890,980

Property, plant, equipment and mine
   development, net .............................     50,901,681      35,908,909

Deferred financing costs ........................      2,958,666         782,500
Restricted cash .................................      6,625,267       4,574,625
Other non-current assets ........................        921,876         393,500
                                                    ------------    ------------
      Total assets ..............................   $ 90,407,418    $ 44,550,513
                                                    ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
   Current maturities of long-term debt .........      3,319,175         329,511
   Current installments of obligations under
      capital leases ............................        958,907       2,350,566
   Accounts payable and accrued expenses ........      6,390,626       4,131,596
                                                    ------------    ------------
      Total current liabilities .................     10,668,708       6,811,673

Long-term debt, less current maturities, net
   of discount ..................................     54,541,225      15,203,397
Obligations under capital leases, excluding
   current installments .........................      1,196,143       1,840,658
Asset retirement obligations ....................      7,228,232       2,093,759
Other noncurrent liabilities ....................        156,776            --
                                                    ------------    ------------
      Total liabilities .........................     73,791,084      25,949,487
                                                    ------------    ------------
Commitments and contingencies (Note 15)

Stockholders' equity
   Series A convertible preferred stock, $0.0001
      par value; 1,611 shares authorized;
      1,333.44 and 1,456.67 shares issued and
      outstanding at December 31, 2005 and 2004,
      respectively ..............................           --              --
   Common stock, $0.0001 par value, 80 million
      shares authorized; 13,977,217 and
      13,391,344 shares issued and outstanding
      at December 31, 2005 and 2004, respectively          1,398           1,300
   Additional paid-in-capital ...................     37,168,122      32,361,740
   Accumulated deficit ..........................    (20,553,186)    (13,762,015)
                                                    ------------    ------------
      Total stockholders' equity ................     16,616,334      18,601,026
                                                    ------------    ------------
      Total liabilities and stockholders' equity    $ 90,407,418    $ 44,550,513
                                                    ============    ============

The  accompanying  notes are an integral  part of these  consolidated  financial statements.

                               NATIONAL COAL CORP.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                ELEVEN MONTHS
                                                           YEAR ENDED               ENDED
                                                          DECEMBER 31,           DECEMBER 31,
                                                     2005            2004            2003
                                                 ------------    ------------    ------------
Revenues
   Coal sales ................................   $ 65,258,071    $ 16,871,346    $  1,012,520
   Other revenues ............................        614,563         127,567         178,123
                                                 ------------    ------------    ------------
      Total revenues .........................     65,872,634      16,998,912       1,190,643
                                                 ------------    ------------    ------------

Expenses
   Cost of sales .............................     51,115,116      16,322,632       1,737,937
   Depreciation, depletion, and amortization .     10,107,723       2,473,369         617,155
   General and administrative ................      7,213,346       5,242,437       1,871,414
                                                 ------------    ------------    ------------
      Total operating expenses ...............     68,436,185      24,038,438       4,226,506
                                                 ------------    ------------    ------------

Operating loss ...............................     (2,563,551)     (7,039,526)     (3,035,863)
                                                 ------------    ------------    ------------

Other income (expense)
   Interest income (expense) .................     (3,966,715)     (3,348,922)         75,437
   Other income (expense), net ...............       (260,905)        (40,682)       (372,459)
                                                 ------------    ------------    ------------
      Total other income (expense) ...........     (4,227,620)     (3,389,604)       (297,022)
                                                 ------------    ------------    ------------

Net (loss) ...................................     (6,791,171)    (10,429,130)     (3,332,885)

Preferred stock dividend .....................     (1,124,650)    (18,893,509)           --
                                                 ------------    ------------    ------------

Net (loss) attributable to common shareholders   $ (7,915,821)   $(29,322,639)   $ (3,332,885)
                                                 ============    ============    ============

Basic net (loss) per common share ............   $      (0.58)   $      (2.60)   $      (0.36)
                                                 ============    ============    ============

Diluted net (loss) per common share ..........   $      (0.58)   $      (2.60)   $      (0.36)
                                                 ============    ============    ============

Weighted average common shares ...............     13,712,813      11,261,800       9,137,630

The  accompanying  notes are an integral  part of these  consolidated  financial statements.

                               NATIONAL COAL CORP.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                   ELEVEN MONTHS
                                                        TWELVE MONTHS ENDED            ENDED
                                                            DECEMBER 31,            DECEMBER 31,
                                                        2005            2004            2003
                                                    ------------    ------------    ------------
Cash Flows from Operating Activities
Net (loss) ......................................   $ (6,791,171)   $(10,429,130)   $ (3,332,885)
Adjustments to reconcile net (loss) to net
cash provided by operating activites
   Depreciation, depletion, accretion and
      amortization ..............................     10,107,723       2,261,379         617,155
   Loss on disposal of assets ...................         29,991            --              --
   Loss on extinguishment of debt ...............        406,666            --              --
   Gain on extinguishment of debt ...............       (348,286)
   Beneficial conversion feature recorded as
      interest expense ..........................           --         1,700,000            --
   Issuance of stock/warrants in lieu of payment            --           440,647         153,500
   Stock option expense .........................        812,733         903,375            --
   Non-cash compensation ........................           --              --           191,000
   Changes in operating assets and liabilites:
   (Increase) in accounts receivable ............       (838,037)     (1,899,407)        (19,327)
   (Increase) in inventory ......................        (95,741)       (119,010)       (145,863)
   (Increase) in prepaid and other ..............       (388,232)       (233,502)        (15,197)
   Increase in accounts payable and accrued .....      2,259,030       3,299,551         831,158
   Increase (decrease) in deferred revenue ......           --          (179,050)        179,050
   Increase in other liabilites .................        156,776            --              --
   Settlement of asset retirement obligations ...       (349,950)        (87,090)           --
                                                    ------------    ------------    ------------
      Net cash flows provided by (used in)
         operating activities ...................      4,961,502      (4,342,237)     (1,541,409)
                                                    ------------    ------------    ------------

Cash Flows from Investing Activities
Capital expenditures ............................    (19,270,230)    (28,600,061)     (1,733,379)
(Increase) in restricted cash ...................     (2,050,642)     (4,317,125)       (257,500)
Deposits and prepaid royalties ..................       (184,000)       (548,500)           --
                                                    ------------    ------------    ------------
Net cash flows (used in) investing activities ...    (21,504,872)    (33,465,686)     (1,990,879)
                                                    ------------    ------------    ------------

Cash Flows from Financing Activities
   Proceeds from issuance of stock ..............             98      16,616,317         287,500
   Proceeds from exercise of warrants and options        792,779       1,109,001            --
   Proceeds from issuance of notes ..............     70,322,343      26,242,894       3,662,591
   Proceeds from capital leases .................      2,729,366            --              --
   Repayments of notes payable ..................    (23,388,017)     (3,255,301)       (226,500)
   Repayments of capital leases .................     (4,765,540)       (735,657)       (317,112)
   Deferred financing costs .....................     (2,958,666)     (1,025,424)       (412,235)
   Dividends paid ...............................     (1,057,678)       (281,117)           --
   Proceeds from (payment of) related party debt            --          (560,000)        560,000
   Repurchase and cancellation of common stock ..           --              --           (21,073)
                                                    ------------    ------------    ------------
      Net cash flows provided by financing
         activities .............................     41,674,685      38,110,713       3,533,171
                                                    ------------    ------------    ------------

NET INCREASE IN CASH ............................     25,131,315         302,790             883
Cash and Cash Equivalents at Beginning of Period         303,673             883            --
                                                    ------------    ------------    ------------
Cash and Cash Equivalents at End of Period ......   $ 25,434,988    $    303,673    $        883
                                                    ============    ============    ============

Supplemental Cash Flow Information
   Cash paid during the period for interest .....   $  2,825,233    $  1,190,735    $    270,862
Non-cash investing and financing:
   Issuance of stock for goods and services .....   $       --      $    577,573    $       --
   Conversion of debt ...........................           --        12,983,216            --
   Conversion of preferred dividends ............         18,198            --              --
   Beneficial conversion feature ................         66,972      18,612,392            --
   Constructive dividends .......................        (66,972)    (18,612,392)           --
   Issuance of warrants .........................      4,258,548          48,760            --

The  accompanying  notes are an integral  part of these  consolidated  financial statements.

                               NATIONAL COAL CORP.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                        Preferred Stock             Common Stock            Additional
                                      --------------------  ----------------------------      Paid-in     Accumulated
                                       Shares      Amount      Shares          Amount         Capital       Deficit          Total
                                      --------    --------  ------------    ------------   ------------   ------------   ------------

Inception, January 30, 2003 .......       --      $   --            --      $       --     $       --     $       --     $       --
Reorganization April 2003
    Net liabilites of the Company .       --          --         471,844              47        177,176       (191,235)       (14,012)
    Issuance of shares to NCC (TN)
    shareholders for cash ($17,500)
    and services ($153,500) .......       --          --       8,549,975             855        (21,090)       191,235        171,000
Sale of stock for cash ............       --          --         337,500              34        269,966           --          270,000
Repurchase and cancellation .......       --          --        (105,363)            (10)       (21,062)          --          (21,072)
Net (loss) ........................       --          --            --              --             --       (3,332,885)    (3,332,885)
                                      --------    --------  ------------    ------------   ------------   ------------   ------------
Balance, December 31, 2003 ........       --          --       9,253,956             926        404,990     (3,332,885)    (2,926,969)

Conversion of notes payable and
    accrued interest ..............       --          --       1,769,897             177      3,558,039           --        3,558,216
Private placement of common stock .       --          --       1,250,000             125      2,749,875           --        2,750,000
Issuance for accrued officer salary       --          --          41,958               4        226,569           --          226,573
Issuance to acquire land ..........       --          --          75,000               7        350,993           --          351,000
Exercie of warrants ...............       --          --         867,200              48      1,108,953           --        1,109,001
Sale of preferred stock ...........     995.00        --            --              --       14,925,000           --       14,925,000
Conversion of debt ................     515.00        --            --              --        7,725,000           --        7,725,000
Preferred stock issuance costs ....       --          --            --              --       (1,058,683)          --       (1,058,683)
Conversion of preferred stock .....     (53.33)       --         133,333              13            (13)          --             --
Employee option expense ...........       --          --            --              --          903,375           --          903,375
Issuance of warrants for services .       --          --            --              --           48,760           --           48,760
Beneficial conversion debt discount       --          --            --              --        1,700,000           --        1,700,000
Beneficial conversion features ....       --          --            --              --       18,612,392           --       18,612,392
Contructive dividends .............       --          --            --              --      (18,612,392)          --      (18,612,392)
Preferred stock dividends .........       --          --            --              --         (281,117)          --         (281,117)
Net (loss) ........................       --          --            --              --             --      (10,429,130)   (10,429,130)
                                      --------    --------  ------------    ------------   ------------   ------------   ------------
Balance, December 31, 2004 ........   1,456.67        --      13,391,344           1,300     32,361,741    (13,762,015)    18,601,026

Exercise of warrants ..............      16.21        --            --              --          243,600           --          243,600
Conversion of preferred stock .....    (139.44)       --         349,429              75            (75)          --             --
Conversion of preferred dividends .       --          --           2,204            --           18,198           --           18,198
Beneficial conversion feature .....       --          --            --              --           66,972           --           66,972
Constructive dividend .............       --          --            --              --          (66,972)          --          (66,972)
Preferred stock dividends .........       --          --            --              --       (1,057,678)          --       (1,057,678)
Exercise of employee options ......       --          --         234,240              23        531,055           --          531,078
Employee option expense ...........       --          --            --              --          812,733           --          812,733
Issuance of warrants ..............       --          --            --              --        4,258,548           --        4,258,548
Net (loss) ........................       --          --            --              --             --       (6,791,171)    (6,791,171)
                                      --------    --------  ------------    ------------   ------------   ------------   ------------
Balance, December 31, 2005 ........   1,333.44    $   --      13,977,217    $      1,398   $ 37,168,122   $(20,553,186)  $ 16,616,334
                                      ========    ========  ============    ============   ============   ============   ============

The  accompanying  notes are an integral  part of these  consolidated  financial statements.

                               NATIONAL COAL CORP.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.       BUSINESS OVERVIEW

         National Coal Corp. (the "Company") principally engages in the business of mining high quality  bituminous steam coal in East Tennessee and Southeastern
Kentucky.  Its customers are electric  utilities and industrial  concerns in the surrounding states.

         The Company owns the coal mineral rights to approximately  seventy-four
thousand  six  hundred   (74,600)  acres  of  land  and  leases  the  rights  to
approximately forty thousand nine hundred (40,900)  additional acres.  Currently active mining complexes include three underground  mines, two surface mines, and one highwall mine. Active support  facilities include two preparation plants and two train loading  facilities.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

         The accompanying  financial  statements reflect the Company's financial position and results of operations on a  consolidated  basis.  All  intercompany transactions and balances have been eliminated in consolidation.

USE OF ESTIMATES

         The  preparation of financial  statements in conformity with accounting
principles   generally  accepted  in  the  United  States  of  America  requires management  to make  estimates,  judgments,  and  assumptions  that  affect  the reported amounts and related disclosures of assets,  liabilities,  revenues, and expenses at the date of the financial statements and for the periods then ended.
On an on-going basis,  management  evaluates the estimates used, including those related to workers' compensation, reclamation and mine closure obligations, coal reserve  values,  income  taxes,  and  contingencies.  Estimates  are  based  on historical  experience,  actuarial  estimates,  current conditions,  and various
other   assumptions  that  management   believes  to  be  reasonable  under  the
circumstances. Actual results may differ from these estimates.

RECLASSIFICATIONS

         Certain  prior year  amounts have been  reclassified  to conform to the current year's presentation.

CASH AND CASH EQUIVALENTS

         Cash and cash equivalents are stated at cost. Cash equivalents  consist of  highly  liquid  investments  with  maturities  of three  months or less when acquired.

ACCOUNTS RECEIVABLE

         Trade accounts  receivable  are recorded at the invoiced  amount and do not bear interest.  Customers are primarily  quasi-governmental  agencies.  As a result,  the Company has not  experienced  any instances of non-payment and does not currently maintain an allowance for doubtful accounts.  Management  monitors customers  closely and will record an allowance if trade account balances become potentially uncollectible.

                               NATIONAL COAL CORP.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

INVENTORY

         Inventory  includes  mined coal  available  for delivery to  customers, mined coal which has not yet been processed  through a wash plant, and purchased coal.  Mined  coal  inventory  is  valued at the  lower of  average  cost or net realizable value. Coal inventory costs include labor, fuel, equipment costs, and operating  overhead.  Coal  is  classified  as  inventory  at  the  point  it is extracted.  Purchased  coal  inventory  is  valued  at the  lower of cost or net realizable value.

PROPERTY, PLANT, EQUIPMENT AND MINE DEVELOPMENT

         Property and equipment are stated at cost. Maintenance and repairs that do not improve  efficiency  or extend  economic  life are  expensed as incurred.
Plant and  equipment are  depreciated  using the  straight-line  method over the estimated  useful  lives of assets  which  generally  range from seven to thirty years for  building  and plant and one to five years for  equipment.  On sale or retirement, asset cost and related accumulated depreciation are removed from the accounts and any related gain or loss is reflected in income.

         Leasing is used for certain  capital  additions  when  considered  cost effective  relative to other  capital  sources.  All leases with an initial term greater  than one year are  accounted  for under  SFAS No.  13,  ACCOUNTING  FOR
LEASES.   These  leases  are  classified  as  either  capital  or  operating  as appropriate.  Leased equipment meeting the capital lease criteria of SFAS No. 13 is  capitalized  and the present value of the related lease payments is recorded as a liability.  Amortization  of  capitalized  leased assets is computed on the straight-line  method  over the  shorter  of the  estimated  useful  life or the initial lease term.

         The Company  periodically  reviews the  estimated  useful  lives of its fixed assets.  During the second quarter of 2005, this review indicated that the estimated useful lives for certain asset categories were generally determined to be less than those employed in calculating  depreciation  expense.  As a result, the Company  revised the  estimated  useful lives of mining  equipment as of the beginning  of the second  quarter.  The effect of this  revision was to increase
depreciation   expense  and  the  net  loss  by   approximately   $3,600,000  or
approximately ($0.26) per share for the year ended December 31, 2005.

         Reserves  and mine  development  costs are  recorded at cost or at fair value in the case of  acquired  businesses.  The  Company's  coal  reserves  are controlled either through direct ownership or through leasing arrangements which generally  last  until the  recoverable  reserves  are  depleted.  Depletion  of reserves  and  amortization  of mine  development  costs is  computed  using the units-of-production method over the estimated recoverable tons. Costs related to locating  coal  deposits and  determining  the  extractive  feasibility  of such deposits are expensed as incurred.

         The Company reviews its long-lived assets for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. If impairment indicators are present and the future undiscounted cash flows are less than the carrying value of the assets,  the carrying  values are reduced to the estimated fair value.

DEFERRED FINANCING COSTS

         The Company had deferred  financing costs of  approximately  $2,959,000 and approximately $782,000 at December 31, 2005 and 2004, respectively. Deferred financing costs represent  capitalized  expenses associated with the issuance of debt.  Deferred  financing  costs are amortized by the interest  method over the life the  associated  debt.  The Company  recorded  approximately  $381,000  and
$243,000 of amortization  related to deferred  financing costs in 2005 and 2004, respectively.

                               NATIONAL COAL CORP.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

RESTRICTED CASH

         Restricted   cash  at  December  31,  2005   represents   approximately
$6,143,000 in certificates of deposit supporting  irrevocable  letters of credit written  in favor of the U.S.  Department  of the  Interior,  Office of  Surface
Mining  (the "OSM") for  reclamation  bonds,  approximately  $257,000 on deposit directly  with the OSM, and  approximately  $225,000 in utility and  performance bonds. Restricted cash at December 31, 2004 represents  approximately $4,270,000 in certificates of deposit supporting  irrevocable  letters of credit written in favor  of the OSM for  reclamation  bonds,  approximately  $257,000  on  deposit directly with the OSM, and approximately $48,000 in utility bonds.

PREPAID MINING ROYALTIES

         Coal leases  requiring  minimum or advance  payments  are  deferred and charged to cost of sales as coal is extracted. The Company had prepaid royalties of  approximately  $208,000  and  $392,000  at  December  31,  2005,  and  2004,
respectively, included in other non-current assets.

RECLAMATION AND ASSET RETIREMENT OBLIGATIONS

         The  Surface  Mining  Control and  Reclamation  Act of 1977 and similar state  statutes  require  mine  properties  to be  restored in  accordance  with specified standards.  Statement of Financial Accounting Standards No. 143 ("SFAS
No. 143") requires  recognition of an asset  retirement  obligation  ("ARO") for eventual  reclamation  of  disturbed  acreage  remaining  after  mining has been completed.  The Company  records its reclamation  obligations  based upon permit requirements as determined by the OSM. A liability is recorded for the estimated future cost that a third party would incur to perform the  required  reclamation and mine closure discounted at the Company's  credit-adjusted  risk-free rate. A corresponding increase in the asset carrying value of coal and mineral rights is also recorded. The ARO asset is amortized on the units-of-production method over the  estimated  recoverable  reserves  and the ARO  liability is accreted to the expected reclamation date at the Company's credit-adjusted risk-free rate.

STOCK-BASED COMPENSATION

         The Company accounts for stock-based compensation under the recognition and  measurement  principles  of  Accounting  Principles  Board  Opinion No. 25,
ACCOUNTING  FOR STOCK ISSUED TO  EMPLOYEES,  which  requires  that  compensation expense be recognized for stock options with an exercise price that is less than the  market  value of the  underlying  common  stock on the date of  grant.  The
Company  has  implemented  the  disclosure-only  provisions  of  SFAS  No.  123,
ACCOUNTING FOR STOCK-BASED COMPENSATION, ("SFAS No. 123") which requires the pro forma disclosure of net income and earnings per share as if the fair value based accounting method had been used to account for stock-based compensation cost.

         Compensation  costs  recorded in relation to the  issuance of 1,237,500 options  granted to directors and officers in March 2004 with an exercise  price less than the  market  value of the  Company's  stock on the date of grant  were approximately $813,000 and $903,000 for 2005 and 2004, respectively.

         If the  Company had adopted  the fair value  method of  accounting  for stock-based compensation under SFAS No. 123, compensation costs which would have been  recognized  and pro forma net income and earning per share for the periods ending December 31 would have been as follows:

                               NATIONAL COAL CORP.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                                                2005            2004             2003
                                           --------------  --------------   --------------
Net income (loss) attributable to common
shareholders, as reported ...............  $   (7,915,821) $  (29,322,639)  $   (3,332,885)
   Add: Stock-based compensation expense
   recognized under the intrinsic method          812,733         903,000             --
   Deduct: Total stock-based compensation
   expense for stock options determined
   under the Black-Scholes option pricing
   model ................................      (1,564,371)     (1,283,927)            --
                                           --------------  --------------   --------------
Pro forma net income (loss) .............  $   (8,667,459) $  (29,703,566)  $   (3,332,885)
                                           ==============  ==============   ==============

Income (loss) per share:
Basic - as reported .....................  $        (0.58) $        (2.60)  $        (0.36)
Basic - pro forma .......................  $        (0.63) $        (2.64)  $        (0.36)
Diluted - as reported ...................  $        (0.58) $        (2.60)  $        (0.36)
Diluted - pro forma .....................  $        (0.63) $        (2.64)  $        (0.36)

WORKERS' COMPENSATION

         The Company provides for income  replacement and medical  treatment for work  related  injury and  occupational  disease  resulting  from coal  workers'
pneumoconiosis  (Black  Lung  Disease),  as  required  by federal and state law, through insurance  policies with high deductibles.  Loss funding  provisions for deductibles  are based on  determinations  by  independent  actuaries  or claims administrators.

REVENUE RECOGNITION

         The Company  recognizes revenue when title and risk of loss pass to the customer.  This  generally  occurs when coal is loaded onto trains at one of our loading  facilities.  In most cases,  the Company  negotiates  a specific  sales contract with each customer, which specifies a fixed price per ton, premiums and penalties  for  quality  variances,  a delivery  schedule,  and  payment  terms.
Contracts range in duration from one to three years.

         Revenue  is also  earned  from  charging  TIPPLING  fees to other  coal producers to use the Company's loading facilities in Kentucky and from royalties based on coal mined by lessees.

INCOME TAXES

         The Company  recognizes  deferred  tax assets and  liabilities  for the future tax  consequences  attributable  to  differences  between  the  financial statement  carrying  amounts  of  existing  assets  and  liabilities  and  their respective tax bases in accordance  with FASB Statement of Financial  Accounting
Standards  No. 109,  "Accounting  for Income  Taxes".  A valuation  allowance is provided  when it is more likely than not that some portion or all of a deferred tax asset will not be realized.  The ultimate realization of deferred tax assets depends on the  generation of future  taxable  income during the period in which related  temporary  differences  become  deductible.  Management  considers  the scheduled reversal of deferred tax liabilities,  projected future taxable income and tax  planning  strategies  in  this  assessment.  Deferred  tax  assets  and liabilities  are  measured  using the  enacted  tax rates  expected  to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The

                               NATIONAL COAL CORP.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

effect  on  deferred  tax  assets  and  liabilities  of a change in tax rates is recognized  in income in the period that  includes  the  enactment  date of such change.

RECENT ACCOUNTING PRONOUNCEMENTS

         In November 2004, the Financial Accounting Standards Board (the "FASB")
issued Statement No. 151, INVENTORY COSTS AN AMENDMENT OF ARB NO. 43, CHAPTER 4,
which  revised  ARB No.43,  relating to  inventory  costs.  This  revision is to clarify the accounting for abnormal amounts of idle facility  expense,  freight, handling costs and wasted  material  (spoilage).  This  Statement  requires that these items be recognized as a current period charge  regardless of whether they meet the criterion specified in ARB 43. In addition, this Statement requires the allocation of fixed production  overheads to the costs of conversion be based on normal  capacity of the production  facilities.  This Statement is effective for financial  statements for fiscal years  beginning  after June 15, 2005.  Earlier application  is permitted  for  inventory  costs  incurred  during  fiscal years beginning  after the date this  Statement is issued.  Management  believes  this
Statement  will have no impact on the  financial  statements of the Company once adopted.

         In December  2004,  the FASB issued  Statement of Financial  Accounting
Standards No. 123 (revised 2005), SHARE-BASED PAYMENT, ("SFAS No. 123(R)") which amends FASB Statement Nos. 123 and 95. SFAS No. 123(R) requires all companies to measure compensation cost for all share-based payments, including employee stock options,  at fair value and is effective for interim or annual periods beginning after December 15, 2005. The Company will adopt this standard  effective January
1, 2006 and will elect the modified prospective  application  transition method.
Under the modified prospective  application  transition method,  awards that are granted, modified,  repurchased,  or cancelled after the date of adoption should be measured and  accounted  for in  accordance  with the  provisions of SFAS No.
123(R).  Awards  granted  prior to the  effective  date  should  continue  to be accounted  for in  accordance  with  the  provisions  of SFAS  No.  123 with the exception  that  compensation  expense  related  to  unvested  options  must  be recognized in the income statement based on the fair value of the options on the date of grant.  SFAS No. 123(R) also requires the benefits of tax  deductions in excess of recognized  compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. The Company expects adoption of the standard to reduce fiscal 2006 net income by an amount  consistent with amounts shown in pro forma disclosures at Note 15, STOCK-BASED COMPENSATION PLANS.

         In December  2004,  the FASB issued  Statement  No. 153,  EXCHANGES  OF
NONMONETARY ASSETS AN AMENDMENT OF APB OPINION NO. 29. This Statement  addresses the measurement of exchanges of nonmonetary  assets. The guidance in APB Opinion
No. 29, ACCOUNTING FOR NONMONETARY TRANSACTIONS,  is based on the principle that exchanges of  nonmonetary  assets should be measured  based on the fair value of the assets exchanged.  The guidance in that Opinion,  however,  included certain exceptions to that principle.  This Statement amends Opinion No. 29 to eliminate the  exception  for  nonmonetary  exchanges  of  similar  productive  assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial  substance.  A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This Statement is effective for financial statements for fiscal years beginning after June 15, 2005. Earlier application is permitted for nonmonetary  asset  exchanges  incurred  during fiscal years beginning after the date of this Statement is issued.  Management  believes this Statement will have no impact on the financial statements of the Company once adopted.

         In March  2005,  the FASB  issued  Interpretation  No.  47 ("FIN  47"),
ACCOUNTING FOR CONDITIONAL ASSET RETIREMENT OBLIGATIONS, which clarifies that an entity is required to recognize a liability  for the fair value of a conditional asset  retirement  obligation when incurred if the liability's fair value can be

                               NATIONAL COAL CORP.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

reasonably estimated.  A conditional asset retirement obligation is defined as a legal  obligation to perform asset  retirement  activity in which the timing and
(or) method of settlement are  conditional on a future event that may or may not be within the control of the entity.  FIN 47 is  effective no later than the end of fiscal  years  ending  after  December  15,  2005.  Adoption of FIN 47 by the
Company will not result in a change to current practice.

         At its March 30, 2005 meeting,  the FASB ratified the consensus reached by the Emerging  Issues Task Force ("EITF") in Issue No. 04-6,  "ACCOUNTING  FOR
STRIPPING COSTS INCURRED DURING  PRODUCTION IN THE MINING  INDUSTRY."  Issue No.
04-6  requires  that the costs of removing  overburden  and waste  materials  to access mineral deposits during the production phase of a mine, commonly referred to as STRIPPING COSTS, be included in the costs of the inventory produced.  EITF
Issue No.  04-6 is  effective  for the  first  fiscal  period  in  fiscal  years beginning  after December 15, 2005, with early adoption  permitted.  The Company has elected to adopt the Issue effective  January 1, 2006.  Management  believes this EITF will have no impact on the  financial  statements  of the Company once adopted.

         In  May  2005,  the  FASB  issued  Statement  of  Financial  Accounting
Standards No. 154, ACCOUNTING CHANGES AND ERROR CORRECTIONS A REPLACEMENT OF APB
OPINION NO. 20 AND FASB STATEMENT NO. 3, which changes the  requirements for the accounting for and reporting of a change in accounting principle. This Statement requires  retrospective  application to prior periods'  financial  statements of changes in accounting  principle,  unless it is  impracticable  to determine the period-specific  effects  or  the  cumulative  effect  of  change.  When  it  is impracticable to determine the  period-specific  effects of an accounting change on one or more individual prior periods presented,  this Statement requires that the  new  accounting  principle  be  applied  to  the  balances  of  assets  and liabilities as of the beginning of the earliest  period for which  retrospective application is practicable  and that a  corresponding  adjustment be made to the opening balance of retained  earnings for that period rather than being reported in the income statement.  Management  believe this Statement will have no impact on the financial statements of the Company once adopted.

3.       PROPERTY, PLANT, EQUIPMENT AND MINE DEVELOPMENT

         Property,  plant,  equipment and mine  development at December 31 is as follows:

                                                     2005              2004
                                                 ------------      ------------
Furniture and office equipment .............     $    220,663      $    123,991
Mining equipment and vehicles ..............       36,509,990        16,935,087
Land and buildings .........................        6,721,858         6,650,285
Mine development ...........................       18,311,553        14,047,227
                                                 ------------      ------------
   Total property, plant, equipment
      and mine development .................       61,764,064        37,756,590

Less accumulated depreciation,
   depletion and amortization ..............      (10,862,383)       (1,847,681)
                                                 ------------      ------------
   Property, plant, equipment and
      mine development, net ................     $ 50,901,681      $ 35,908,909
                                                 ============      ============

         Depreciation,  depletion and  amortization  expense for the years ended
December  31,  2005 and 2004,  was  approximately  $10,108,000  and  $2,473,000, respectively.

         Mining equipment includes  approximately  $11,440,000 and $4,470,000 of gross assets under capital leases at December 31, 2005 and 2004, respectively.

                               NATIONAL COAL CORP.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

4.       OTHER NON-CURRENT ASSETS

         Other non-current assets at December 31 include:

                                                    2005         2004
                                                  --------     --------
         Deposits and prepaid royalties .....     $225,820     $393,500
         Workers' compensation loss fund ....      696,056         --
                                                  --------     --------
         Total other non-current assets .....     $921,876     $393,500
                                                  ========     ========

5.       ACCOUNTS PAYABLE AND ACCRUED EXPENSES

         Accounts payable and accrued expenses at December 31 are as follows:

                                                          2005         2004
                                                       ----------   ----------
         Accounts payable ..........................   $4,409,005   $3,029,298
         Accrued payroll and related taxes .........      383,642      272,269
         Accrued interest ..........................       47,466         --
         Accrued insurance premiums ................      789,810      475,826
         Royalty obligations .......................      204,433       54,203
         Accrued federal, state and local taxes ....      556,270      300,000
                                                       ----------   ----------
         Total accounts payable and accrued expenses   $6,390,626   $4,131,596
                                                       ==========   ==========

6.       DEBT AND FINANCING ARRANGEMENTS

              SENIOR SECURED PROMISSORY NOTES AND WARRANTS

         In April and May 2004,  the Company sold one-year  promissory  notes in the  aggregate  principal  amount of $7.5  million with  three-year  warrants to purchase up to an aggregate of 625,000 shares of its common stock at an exercise price of $4.00 per share.  The Company sold these  securities  to  institutional investors and individual accredited  investors,  with the largest investor being
Crestview Capital Master, LLC, for aggregate proceeds of $7.5 million. In August
2004,  certain holders of this debt agreed to cancel $4.725 million of principle in exchange for the Company's  Series A  convertible  preferred  stock,  and the
Company repaid the remaining $2.775 million from the proceeds raised pursuant to the issuance of additional  shares of Series A convertible  preferred  stock and retired the debt.

              CONVERTIBLE PROMISSORY NOTES

         On August 31,  2004,  the  Company  issued  $3,000,000  of  convertible promissory  notes to Crestview  Capital  Master,  LLC, an entity  controlled  by
Crestview  Capital Funds and SDS Capital Group SPC, Ltd. Prior to maturity,  the promissory  notes may be converted into units consisting of the Company's Series
A convertible  preferred stock and common stock purchase  warrants at a price of
$15,000  per unit.  Each  unit  consists  of one  share of Series A  convertible preferred  stock and  two-year  warrants  to purchase up to 500 shares of common stock at an exercise price of $8.40 per share.  In December 2004, both Crestview and SDS exercised their rights and converted their  respective  promissory notes into units of the Series A convertible preferred stock and common stock purchase warrants. On August 31, 2004, the closing price of the Company's common stock on the NASDAQ  Over-the-Counter

                               NATIONAL COAL CORP.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Bulletin Board exceeded the $6.00 per share common stock conversion price of the promissory notes. Accordingly, the Company recorded a beneficial conversion debt discount  of $1.7  million  for the  issuance  of the debt  below fair value and commenced  amortization  over the nine-month term of the notes. The amortization of the debt discount is recorded as interest expense. When the $3.0 million debt was  converted to preferred  stock in December  2004,  the Company  expensed the remaining  discount,  thus  recognizing  a total  of $1.7  million  of  non-cash interest expense during 2004.

              SENIOR SECURED CREDIT FACILITY

         On November 26, 2004, the Company's Tennessee subsidiary, National Coal
Corporation,  in  connection  with its  acquisition  of assets from  Appalachian
Fuels,   LLC,  entered  into  a  credit  agreement  with  D.  B.  Zwirn  Special
Opportunities  Fund, L.P., as Lender and  administrative  agent for the Lenders.
The  Company  and  its  subsidiary,  NC  Transportation,  Inc.,  a  wholly-owned subsidiary of the Tennessee corporation,  guaranteed the obligations of National
Coal Corporation under the credit agreement.  The credit agreement  provides for an initial credit  facility of $15 million with a subsequent  additional  credit facility not to exceed $6 million. The Company exercised its right to borrow $15 million  on  November  29,  2004,  the  proceeds  of which  were used to pay the remaining  $12,250,000 of acquisition costs related to the acquisition of assets of Appalachian  Fuels, LLC, pay transaction costs with respect to the closing of the credit facility and asset purchase,  and fund working  capital.  The Company borrowed an additional  $1.4 million in January 2005 to fund its  acquisition of mining  equipment.  Borrowings  under the credit  agreement bear interest at the prime rate plus 5.75%.  On December  29,  2005,  we repaid and  terminated  this credit  facility  resulting  in  the  write-off  of  approximately  $407,000  of remaining deferred financing costs.

              BANK LOAN

         In July 2004, the Company borrowed approximately $663,300 on a 24-month term and an  interest  rate of 7.25% from a local bank.  Proceeds  from the loan were used to purchase mining and other vehicles. The remaining principal balance of the loan was repaid on December 29, 2005.

              NOTE PAYABLE

         In January 2005, the Company signed an agreement committing the Company to the purchase of a highwall miner for a total purchase price of  approximately
$5,500,000,  and paid a $500,000  deposit  toward that purchase  commitment.  In
March 2005, the Company borrowed  approximately  $5,140,000  pursuant to certain note and warrant  purchase  agreements and completed the purchase of this mining equipment.  The  Company  issued  notes in the  aggregate  principal  amount  of approximately  $5,140,000  to  three  purchasers,  including  Crestview  Capital
Master,  LLC. The notes had an original  maturity date of August 10, 2005,  were secured by the highwall  miner,  and have an interest  rate of eighteen  percent
(18%).  The Company paid an origination fee of  approximately  $200,000 upon the execution of the loan document.  The note purchasers were also issued  five-year common stock purchase warrants to purchase up to 140,000 shares of the Company's common stock at an exercise  price per share of $8.50.  The notes were repaid on
December 29, 2005.

              INSTALLMENT PURCHASE OBLIGATIONS

         In August 2005, the Company's  wholly-owned  subsidiary,  National Coal
Corporation,   entered  into   installment  sale  contracts  with  an  equipment
manufacturer,   effective  in  July  2005,   pursuant  to  which  National  Coal
Corporation purchased, and financed or refinanced, certain equipment used in its coal mining operations.  Pursuant to the installment sale contracts, the Company financed or refinanced  approximately $7.3 million in equipment at the following rates with respect to the following amounts:

                               NATIONAL COAL CORP.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

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
                                                ===============

         The total  $6,717,650  principal  balance of these  contracts  includes
refinancing   obligations  previously  under  capital  leases  of  approximately
$2,937,000  at  June  30,  2005  representing   gross  assets  of  approximately
$4,372,000.  This  resulted  in  the  recognition  of a  gain  of  approximately
$328,000.  The  remaining  $3,781,000  is related to the  purchase of  equipment formerly under operating lease and new equipment. The installment sale contracts require monthly payments of principal and interest through January 14, 2008. The obligations  under the  installment  sale contracts are secured by the equipment purchased.

              EQUIPMENT NOTES

         In November 2005, the Company  purchased mining equipment to be used in the Company's Kentucky  operations from two former contract mining companies for approximately  $1,775,000.  The Company  financed the purchase  with a $400,000, four month, non-interest bearing note payable to one of the mining companies and a $1,300,000,  twenty-four  month note at the prime rate plus 1%. Both notes are secured by the  purchased  equipment.  The  $400,000  note was  repaid  early in
January  2006 at a $20,000  discount  from the then  outstanding  obligation  of
$300,000.

              10.5% SENIOR SECURED NOTES DUE 2010

         On December 29, 2005,  the Company  issued  $55,000,000 of 10.5% Senior
Secured Notes.  The issue consisted of 55,000 units due 2010 and 55,000 warrants to purchase a total of 1,732,632 shares of the Company's common stock. Each Unit consists of one $1,000 principal amount note and one warrant, which entitles the holder to purchase 31.5024 shares of Company's common stock at an exercise price of $8.50 per share, subject to adjustment. The warrants are subject to mandatory conversion if the price the Company's common stock remains above $12.50 for more than thirty days. The warrants will be exercisable at any time on or after their first  anniversary date and will expire on December 15, 2010. The estimated fair
value  of  the  warrants,   determined  using  the   Black-Scholes   model,  was
approximately  $3,911,000.  Net  proceeds  from  this  sale  were  approximately
$52,100,000.  The Company  immediately  used  approximately  $22,100,000  of the proceeds to repay existing indebtedness.  The remaining proceeds will be used to collateralize  reclamation  bonds for new mining  operations  and for  equipment acquisitions.

         The indenture  allows the Company to incur a first lien credit facility in  the  amount  of  $10.0  million  but  restricts  the  Company  from  further indebtedness unless certain fixed charge coverage ratios are maintained on a pro forma basis. To incur additional indebtedness, the Company must maintain a fixed charge coverage ratio of 2.0 to 1 for the first year of the notes, 2.25 to 1 for the second year, and 2.5 to 1 for the remaining term of the notes. The indenture also restricts payment of dividends on the Company's common stock.

         In connection with the December 29, 2005 issuance of notes, the Company entered  into a separate  registration  rights  agreement  with the  purchasers.
Pursuant to the separate  registration  rights agreement,  the Company agreed to file an exchange  offer  registration  statement  registering  the resale by the purchasers  of all of the notes and attached  warrants.  If the  exchange  offer registration  statement is not declared  effective  within 240 days of the issue date of the notes,  the Company must pay each of the purchasers  additional cash interest  at the rate of 0.25% per annum for each  ninety day  period  following default  up  to  a  maximum  of  1.00%  per  annum.  Pursuant  to  the  separate registration rights  agreement,

                               NATIONAL COAL CORP.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

the Company  intends to file  registration  statements  with the  Securities and
Exchange Commission in April 2006.

         The  following  table  summarizes  debt  obligations  of  the  Company, excluding capital leases, at December 31:

                                                       2005            2004
                                                   ------------    ------------
10.5% Notes, due 2010 ..........................   $ 55,000,000    $       --
Bank note (prime + 1%), due 2007 ...............      1,200,018            --
Equipment note (non-interest bearing), due 2006         280,000            --
Installment purchase obligations, due 2008 .....      5,270,611            --
Credit facility (prime + 5.75%) due 2006 .......           --        15,000,000
7.25% bank loan, due 2006 ......................           --           532,908
Other ..........................................         19,931            --
Less unamortized discounts .....................     (3,910,160)           --
                                                   ------------    ------------
                                                     57,860,400      15,532,908
Less current portion of long-term debt .........     (3,319,175)       (329,511)
                                                   ------------    ------------
Long-term debt .................................   $ 54,541,225    $ 15,203,397
                                                   ============    ============

         Maturities  of  long-term  debt for the next five years and  thereafter follow:

         Fiscal year
         2006                                      $   3,319,175
         2007                                          3,227,288
         2008                                            224,097
         2009                                               --
         2010                                         55,000,000
         Thereafter                                         --
                                                   -------------
                                                     61,770,560
                                                   --------------
         Less unamortized discounts                  (3,910,160)
                                                   -------------
                                                      57,860,400
         Less current portion of long-term debt      (3,319,175)
                                                   -------------
         Long-term debt                            $  54,541,225
                                                   ==============

7.       LEASES

         The  Company   leases   mining  and  certain  other   equipment   under
noncancelable  lease agreements  ranging in initial term from six months to five years.  Rental  expense for equipment  under  operating  lease  agreements  with initial  lease  terms  of one  year or  greater  was  approximately  $1,213,000,
$516,000  and $307,000  for the years  ending  December 31, 2005,  2004 and 2003 respectively.

                               NATIONAL COAL CORP.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

         During the final  quarter of 2005,  the Company  entered  into  capital lease  agreements  of  approximately  $2,400,000  with  equipment  suppliers for certain  mining  equipment.  These  leases are for periods of six to  thirty-six months and provide for the transfer of ownership of the equipment to the Company at the end of the lease term.

         During the fourth  quarter of 2004,  the Company  entered into multiple capital lease agreements with an equipment supplier for various mining equipment with  a  combined  estimated  fair  value  of  approximately  $4,470,000,  which approximated  the present  value of minimum lease  payments at inception.  These capital lease agreements were replaced with installment  sales contracts with an equipment manufacturer in August 2005

         Depreciation  expense  related to equipment  under  capital  leases was approximately $1,079,000,  $149,000 and $65,000 for the years ended December 31,
2005, 2004 and 2003, respectively.

         Future  minimum lease  payments for  noncancelable  leases with initial terms of one year or greater in effect at December 31, 2005 are as follows:

                                               Capital           Operating
                                               Leases              Leases
                                             -----------         ----------

2006                                         $ 1,251,500         $  263,155
2007                                           1,123,500             91,837
2008                                             195,122               --
2009                                                --                 --
2010                                                --                 --
Thereafter                                          --                 --
                                             -----------         ----------

Total minimum lease payments                   2,570,122         $  354,991
                                                                 ==========
Imputed interest                               (415,072)
                                             -----------

Present value of minimum capital
   lease payments                              2,155,050
Current portion                                 (958,907)
                                             -----------
Long-term obligations                        $ 1,196,143
                                             ===========

8.       ASSET RETIREMENT OBLIGATIONS

         In accordance with SFAS No. 143, the Company recognizes a liability for the fair value of asset retirement  obligations associated with mine reclamation in the period in which the obligations  are incurred or acquired.  The liability is accreted to the expected  reclamation  date at the Company's  credit-adjusted risk-free rate.

         The  following  table  describes  the  changes to the  Company's  asset retirement obligations for the years ended December 31:

                               NATIONAL COAL CORP.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                                                  2005           2004           2003
                                              -----------    -----------    -----------
Obligation at January 1 ...................   $ 2,093,759    $    64,359    $      --
Accretion expense .........................       347,671         34,604          7,047
Additions resulting from property additions     4,646,328      1,790,179         57,312
Adjustments from annual recosting .........       490,424        503,697           --
Obligations settled .......................      (349,950)       (87,090)          --
                                              -----------    -----------    -----------
Obligation at December 31 .................     7,228,232      2,305,749         64,359
Current portion included in accrued expenes          --         (211,990)          --
                                              -----------    -----------    -----------
Long-term liability .......................   $ 7,228,232    $ 2,093,759    $    64,359
                                              ===========    ===========    ===========

9.       STOCKHOLDERS' EQUITY

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

         In February 2004,  Crestview Capital Master,  LLC, an entity controlled by Crestview  Capital Funds,  purchased four of the Company's  outstanding notes
payable  from  an  unrelated  party  in  the  aggregate   principal   amount  of
approximately $3,465,200. Concurrent with its purchase of these notes, Crestview agreed to extend the  maturity  date on all four notes to March 25,  2005 and to modify certain  provisions.  Two of the notes, in the aggregate principal amount of approximately $3.2 million, are

                               NATIONAL COAL CORP.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

convertible  into the  Company's  common  stock at a price of $2.00  per  share.
Crestview also purchased  common stock purchase  warrants from the original debt holder which warrants had been issued by the Company as additional consideration for the  convertible  notes.  The  warrants  allow  Crestview  to purchase up to
399,312 shares of the Company's  common stock at a price of $2.20 per share, and expire on March 25, 2005. In March 2004,  the Company  issued  Crestview  80,347 shares of common stock upon conversion of $160,693 of accrued interest. In April
2004,  the  Company  issued  Crestview  250,000  shares  of  common  stock  upon conversion  of $500,000  of  principal.  In October  2004,  the  Company  issued
Crestview  1,347,451  shares of common stock upon  conversion  of the  remaining
$2,694,903 of principal of the convertible  debentures.  The remaining two notes in the  aggregate  principal  amount of $270,314,  were paid in full in December
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

         In May 2004, the Company purchased from Cumberland Timber Company, LLC,
1,738 acres of land in East  Tennessee for a total  purchase  price of $631,000, which  consisted of $280,000 cash and 75,000 shares of common stock.  The 75,000 shares were valued at a price per share of $4.68, which was the closing price of the  Company's  common  stock  on May 14,  2004,  the date of  closing  for this transaction.

         In August 2004,  the Company sold  $16,030,000  of Series A convertible preferred stock and common stock purchase warrants in separate private placement transactions.  The  Company  issued  a total  of  1,068.67  shares  of  Series A convertible  preferred  stock, at $15,000 per share,  for cash  consideration of
$11.305  million  and  cancellation  of $4.725  million  of its  senior  secured promissory  notes  issued  in  April  and May  2004.  Each  share  of  Series  A convertible  preferred  stock is convertible  into 2,500 shares of common stock.
For each share of Series A convertible  preferred stock, the investors also were issued  two-year  warrants to purchase 500 shares of common stock at an exercise price of $8.40 per share.

         On August 31,  2004,  the  Company  issued  $3,000,000  of  convertible promissory notes (see Note 6). The convertible promissory notes may be converted prior to maturity into units  consisting  of our Series A convertible  preferred stock and common stock  purchase  warrants at a price of $15,000 per unit.  Each unit consists of one share of Series A convertible  preferred stock and two-year warrants to purchase  up to 500 shares of common  stock at an exercise  price of
$8.40 per share.  In December  2004, the holders of the  convertible  promissory notes converted the $3,000,000 principle into 200 shares of Series A convertible preferred stock and warrants to purchase up to 100,000 shares of common stock.

         Investors  who  paid  cash   consideration   in  either  the  Series  A
convertible  preferred  stock  financing  or  convertible  debt  financing  also received  the  right  to  purchase  additional  units of  Series  A  convertible preferred stock and common stock purchase warrants.  Each of these investors can purchase,  at a price of  $15,000  per  unit,  up to a number  of units  with an aggregate  purchase price equal to 33.33% of the amount  invested in the initial financing.  Each unit  consists of one share of Series A  convertible  preferred stock and  two-year  warrants to purchase up to 500 shares of common stock at an exercise  price of $8.40 per share.  The  purchase  rights must be  exercised no later than April 28,  2005.  The  holders of  convertible  promissory  notes may exercise this  additional  purchase right only if they convert their  promissory note in full. In December 2004, the Company issued 241.33 shares of its Series A convertible  preferred  stock and  warrants  to purchase  482,660  shares of its common stock upon the exercise by certain holders of these purchase rights.  The
Company received gross proceeds of  approximately  $3,620,000 in connection with the sale of these securities.

                               NATIONAL COAL CORP.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

         In connection  with the August 31, 2004 private  placement  financings, the Company  entered  into  separate  registration  rights  agreements  with the investors.  Pursuant to the separate registration rights agreements, the Company filed  a Form  SB-2 on  November  1,  2004  with  the  Securities  and  Exchange
Commission, and such registration statement was declared effective by the SEC on
January 28, 2005 registering 17,587,730 shares of common stock for resale by the selling shareholders

         During 2004,  the Company  issued an aggregate of 867,200 shares of its common stock upon the exercise of warrants,  of which 389,139 shares were issued pursuant to cashless exercises and 478,061 shares were issued for cash of $1.109 million.

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
2005.

         On December 29, 2005, the Company issued 55,000  Warrants to purchase a total of 1,732,632  shares of the Company's common stock in conjunction with the issue of  $55,000,000  of 10.5% Senior  Secured  Notes.  The issue  consisted of
55,000 units which will entitle the holder to purchase 31.5024 shares of Company common stock at an exercise price of $8.50 per share, subject to adjustment. The warrants are subject to mandatory  conversion if the price the Company's  common stock  remains  above  $12.50 for more than thirty days.  The  Warrants  will be exercisable at any time on or after their first anniversary date and will expire on December 15, 2010.

         During  2005 and 2004,  holders of 139.44 and 53.33  shares of Series A convertible preferred stock with liquidation  preferences totaling approximately
$2,100,000 and $800,000  converted  their shares into 351,633 and 133,333 shares of common stock, respectively.

         During  2005,  the Company  issued  234,240  shares of common stock and received  gross  proceeds of  approximately  $531,000 upon the exercise of stock options by  employees.  No employee  stock  options were  available for exercise during 2004.

10.      FAIR VALUE OF FINANCIAL INSTRUMENTS

         The  following  methods  and  assumptions  were used by the  Company in estimating its fair value disclosures for financial  instruments at December 31,
2005, and 2004, respectively:

         CASH AND ACCOUNTS  RECEIVABLE:  The carrying amount  approximates  fair value because of the short maturity of these instruments.

         DEBT: The fair value of the Company's long-term debt is estimated based on the quoted  market  prices for  similar  issues or on the  estimated current  rate of  incremental  borrowing  available  to the Company for similar  liabilities.  At December 31, 2005 the  carrying  value of the
         Company's  10.5% Senior Secured Notes  approximated  fair value because the Notes were issued on December 29, 2005.

                               NATIONAL COAL CORP.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

         CAPITAL  LEASE  OBLIGATIONS:  The fair value of the  Company's  capital lease obligations is based on the estimated current rate of incremental borrowing available to the Company for similar liabilities.

         The estimated  fair values of the Company's  financial  instruments  at
December 31 are as follows:

                                          2005                       2004
                               -------------------------   -------------------------
                                 Carrying       Fair        Carrying         Fair
                                  Amount        Value        Amount          Value
                               -----------   -----------   -----------   -----------
Financial assets
   Cash and cash equivalents   $ 5,434,988   $ 5,434,988   $   303,673   $   303,673
   Accounts receivable .....     2,929,735     2,929,735     2,091,698     2,091,698
   Restricted cash .........     6,625,267     6,625,267     4,574,625     4,574,625

Financial liabilites
   Long-term debt ..........   $ 7,860,400   $57,478,632   $15,532,908   $14,084,578
   Capital lease obligations     2,155,050     2,280,683     4,191,224     4,362,213

11.      CONCENTRATIONS OF CREDIT RISK AND MAJOR CUSTOMERS

         Financial   instruments  which  potentially   subject  the  Company  to
concentrations of credit risk consist primarily of accounts receivable. Accounts receivable  are from brokers or purchasers  of the  Company's  coal with payment terms that  typically  do not exceed 20 days.  The  Company  routinely  performs credit  evaluations  of customers  purchasing on account and generally  does not require collateral.

         During the period ended December 31, 2005, the Company  derived revenue from fifteen  customers,  eight of which were electric  utilities,  six of which were  industrial  companies  and one of which was a coal  reseller.  The Company derived  revenue in excess of  ten-percent  (10%) of total coal sales from major customers as follows:

                                                 Customer
                              -----------------------------------------------
                                 A         B        C         D         E
                              --------  --------  -------  --------  --------
Period ended December 31:
2005                            35%       26%      10%        *         *
2004                            28%       27%      16%        *         *
2003                            27%        *        *        52%       15%
* Less than 10%

         At December  31,  2005,  the Company had six  contracts  of one year or longer.  The following  table  summarizes,  as of December 31, 2005, the tons of coal that the Company is committed to deliver at prices

                               NATIONAL COAL CORP.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

determined  under  existing  long-term  contracts,  which  prices are subject to annual  adjustment  pursuant to the terms of the contracts,  during the calendar years 2006 through 2010:

Calendar Year                   Tons          Avg. $ / Ton        Dollar Value
                          ---------------    --------------    -----------------
2006                         1,429,000          $  52.16         $ 74,532,250
2007                         1,230,000             52.02           63,985,500
2008                           300,000             51.35           15,403,500
2009                            60,000             59.48            3,568,500
2010                            15,000             69.45            1,041,750
                          ---------------    --------------    -----------------
Total                        3,034,000          $  52.25         $158,531,500
                          ===============    ==============    =================

12.      INCOME TAXES

         At December  31, 2005,  and 2004,  the Company had net  operating  loss carry forwards of approximately  $17,960,000 and $9,600,000,  respectively  that may be offset against future taxable income. These carry forwards are subject to review by the Internal Revenue Service and begin to expire in 2023.

         The Company  records a valuation  allowance when it is more likely than not that some  portion or all of the  deferred  tax assets will not be realized.
The ultimate  realization  of the deferred tax assets  depends on the ability to generate  sufficient taxable income of the appropriate  character in the future.
Accordingly,  the Company has fully  reserved the  approximately  $7,300,000 tax benefit of the operating loss carry forward by a valuation allowance of the same amount  because the  likelihood  of  realization  of the tax  benefit  cannot be determined.  There was an increase of approximately  $3,500,000,  $2,600,000 and
$1,200,000 in 2005, 2004 and 2003, respectively.

         Temporary  differences  between the time of reporting certain items for financial  statement and tax reporting purposes consists primarily of beneficial conversion  feature interest expense,  stock-based  compensation,  depreciation, depletion and accrued reclamation expenses.  The Company's effective tax rate of approximately  38.3% is a function  of the U.S.  statutory  rate of 34% plus the effect of state taxes, net of the federal tax benefit, of approximately 4.3%.

13.      EARNINGS PER SHARE

         Basic earnings or loss per share are computed by dividing net income by the  weighted  average  number of common  shares  outstanding  during  the year.
Diluted  earnings per share are computed  similarly to basic  earnings per share except that they  reflect the  potential  dilution  that could occur if dilutive securities  or other  obligations  to  issue  common  stock  were  exercised  or converted  into  common  stock.  Diluted  earnings  or loss per  share  includes dilutive common stock equivalents,  using the treasury stock method, and assumes that the potentially  dilutive  instruments  were converted into common stock at the beginning of the year or upon issuance.  Stock options with exercise  prices greater than the average  fair market  price for a period,  which are defined as anti-dilutive,  are not  included  in the  diluted  earnings  (loss)  per  share calculations  because  of their  anti-dilutive  effect.  In  periods  of losses, diluted  loss per share is computed on the same basis as basic loss per share as the inclusion of any other potential shares outstanding would be anti-dilutive.

         For the years ended  December  31, 2005 and 2004 and the eleven  months ended December 31, 2003, 6,024,642,  2,105,554 and 0 potentially dilutive shares of the Company from warrants, convertible preferred stock and stock options were not included in the computation of diluted  earnings (loss) per share because to do so would be anti-dilutive.

                               NATIONAL COAL CORP.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

         The  computations  for  basic  and  diluted  earnings  per  share  from continuing operations for the period ending December 31 are as follows:

                                                 2005            2004            2003
                                             ------------    ------------    ------------
Numerator:
Net (loss) ...............................   $ (6,791,171)   $(10,429,130)   $ (3,332,885)
Preferred dividends ......................     (1,124,650)    (18,893,509)           --
                                             ------------    ------------    ------------
Numerator for basic and diluted ..........   $ (7,915,821)   $(29,322,639)   $ (3,332,885)

Denominator:
Weighted average shares - basic ..........     13,712,813      11,261,800       9,137,630
                                             ------------    ------------    ------------
   Effect of warrants ....................      1,122,399         267,751            --
   Effect of convertable preferred shares       3,528,233         780,663            --
   Effect of stock options ...............      1,374,010       1,057,140            --
                                             ------------    ------------    ------------
Adjusted weighted average shares - diluted     19,737,455      13,367,354       9,137,630
                                             ============    ============    ============

Net income (loss) per share - basic ......   $      (0.58)   $      (2.60)   $      (0.36)

Net income (loss) per share - diluted ....   $      (0.58)   $      (2.60)   $      (0.36)

14.      STOCK-BASED COMPENSATION PLANS

         The Company's 2004 Option Plan (the "Plan") was authorized by the Board of Directors of the Company in March 2004,  and amended in January  2005.  Under the terms of the Plan,  stock  options  may be granted to  officers,  directors, employees,  and others.  At December 31, 2005,  2,750,000 shares of common stock were  authorized  for  issuance  under the Plan.  Shares  subject to awards that expire  unexercised  or are  otherwise  terminated,  again become  available for awards.  Upon exercise,  stock is issued from unissued or treasury  shares.  The grant price of an option under the Plan  generally may not be less than the fair market  value of the common  stock  subject to such option on the date of grant.
Options  have a maximum life of ten years and vest 25% per year over a four year period commencing on January 1 following the Date of Grant.

         The  estimated  fair  value  of  options  granted  under  the  Plan  is determined using the  Black-Scholes  option-pricing  model. The Company uses the simplified method to estimate the expected option term whereby the expected term is  calculated  as the average of the vesting term and original  contract  term.
Because of an insufficient  trading  history,  the Company bases its estimate of expected  volatility on the  historical  volatility of similar  publicly  traded entities.  The  risk-free  rate for  periods  within the  estimated  term of the options is based on the yield of U.S.  Treasury  securities.  The estimated fair value as of the date of grant for  options  granted  under the Plan  during  the years ended  December 31, 2005 and 2004 was  determined  based on the  following assumptions:

                               NATIONAL COAL CORP.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                                                    Year Ended
                                     ----------------------------------------
                                      December 31, 2005    December 31, 2004
                                     -------------------  -------------------
    Expected term (years)                          6.25                  4.0
    Risk-free interest rates              3.79% - 4.55%        3.23% - 4.37%
    Expected dividend yield                        0.0%                 0.0%
    Expected volatility                   47.6% - 48.0%        48.4% - 48.7%
    Weighted-average volatility                   47.8%                48.6%

         A summary of stock option  activity  under the Plan for the years ended
December 31, 2005 and 2004 is as follows:

                                                                 WEIGHTED       WEIGHTED
                                                               AVERAGE FAIR     AVERAGE
                                              COMMON SHARES        VALUE     EXERCISE PRICE
                                              -------------    ------------  --------------
 Options outstanding at January
   1, 2004
     Granted ..............................      1,448,750      $    3.54     $    2.65
     Exercised
     Forfeited
Options outstanding at December
   31, 2004: ..............................      1,448,750

Vested ....................................        362,188           3.54          2.65
Unvested ..................................      1,086,562           3.54          2.65
                                                 ---------
Total options outstanding at
   December 31, 2004 ......................      1,448,750      $    3.54     $    2.65
                                                 ---------

     Granted ..............................        631,000           3.41          6.50
     Exercised ............................        234,240           3.65          2.27
     Forfeited ............................        306,875           3.59          3.02
Options outstanding at December
   31, 2005: ..............................      1,538,635

Vested (8.68 year weighted average
   remaining contractual term) ............        509,448           3.50          3.73
Unvested (9.02 year weighted
   average remaining contractual
   term) ..................................      1,029,188           3.49          4.25
                                                 ---------
 Total options outstanding at
   December 31, 2005 ......................      1,538,635      $    3.49     $    4.08
                                                 =========
Options available for grant at
   December 31, 2005 ......................        977,125
                                                 =========

                              NATIONAL COAL CORP.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

         Exercise  prices for stock options  outstanding as of December 31, 2005 range from $2.20 to $7.02 summarized as follows:

----------------------------- ------------------------- ----------------------------- ---------------------------
  Range of exercise prices        Number of shares       Weighted-average remaining   Weighted-average exercise
                                 underlying options       contractual life (years)              price
----------------------------- ------------------------- ----------------------------- ---------------------------
       $2.00 - $4.00                 765,760                        8.3                           $2.20
----------------------------- ------------------------- ----------------------------- ---------------------------
       $4.00 - $6.00                 251,875                        8.5                           $5.39
----------------------------- ------------------------- ----------------------------- ---------------------------
       $6.00 - $8.00                 521,000                        9.8                           $6.60
----------------------------- ------------------------- ----------------------------- ---------------------------
                                   1,538,635                        8.8                           $4.21
----------------------------- ------------------------- ----------------------------- ---------------------------

         The  Company  intends  to adopt the  provisions  of SFAS No.  123(R) on
January 1, 2006 using the modified prospective application transition method and anticipates a reduction in fiscal 2006 net income by an amount  consistent  with the pro forma disclosures shown above.

15.      COMMITMENTS AND CONTINGENCIES

         In December 2004,  the Company  succeeded to a permit for a coal mining operation in Campbell County, Tennessee and in so doing became the real party in
interest  in  a  pending  civil  action  filed  by  a  group  of   environmental
organizations  in the United States  District Court for the Eastern  District of
Tennessee.  Plaintiffs  alleged that issuance of the original  permit was flawed because the OSM, the federal  agency  which issued the permit,  had not complied with the  requirements  of the  National  Environmental  Policy Act ("NEPA") and
asked that the permit be revoked by the Court.  The District Court dismissed the plaintiffs' action and the plaintiffs subsequently appealed to the Sixth Circuit
Court. Hearings are scheduled for 2006. Concurrently,  the same plaintiffs filed a  similar  action  alleging  NEPA  violation  regarding  OSM's  approval  of an application for a revision of the same permit. An unfavorable  outcome of either action would not involve direct monetary damages;  however significant financial losses could result from curtailed mining operations.  The Company believes that these matters will be resolved  favorably  and without a material  impact on its cash flows, results of operations or financial condition.

         During  2005,  we were audited by our  previous  workers'  compensation insurance provider who informed us that we owed an additional approximately $1.4 million  in  premiums  for the  policy  year ended  April 15,  2005.  The matter primarily  involves the  application  of premium  rates to employees  performing certain job  functions.  In January  2006, we attempted to settle the dispute by submitting  a full  accounting  of the matter  with a payment  of  approximately
$427,000 to the previous insurance provider.  Currently, the matter has not been resolved nor has any legal action been pursued by either party.

         The Company  becomes party to other legal action,  claims,  arbitration and  administrative  proceedings  from  time to time in the  ordinary  course of business.  Management  does not  expect the  outcome  of  pending or  threatened proceedings to have a material  impact on its cash flows,  results of operations or financial condition.

16.      RELATED PARTY TRANSACTIONS

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

                              NATIONAL COAL CORP.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

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

         During  2003 and 2004,  the  Company  paid the law firm of Kite,  Bowen
&   Associates,   PA,  $45,000 and  $10,000,  respectively,   for   professional
services   rendered.  Mr.  Kite  was the  managing   partner  of Kite,  Bowen  &
Associates,  PA, and previously  served on the Company's Board of Directors.  In
May 2004,  Mr.  Kite  joined the  Company  on a full time  basis as its  General
Counsel.

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

                              NATIONAL COAL CORP.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

         In October 2004, the Company  revised the  employment  contracts of its
Chief Executive Officer,  its Chief Financial Officer and its Operations Manager
such that each individual is entitled to additional  monthly  compensation in an amount  equal to five  cents  ($0.05)  per ton of coal sold each month from coal mined from all of the Company's owned and leased properties.

         In March 2005,  the Company  borrowed  approximately  $5,140,000 at 18%
interest with five-year common stock purchase warrants to purchase up to 140,000 shares of the Company's  common stock at an exercise price per share of $8.50 by issuing notes to three  purchasers,  including  Crestview  Capital Master,  LLC, which  is a  significant  shareholder  of  the  Company.  The  Company  paid  an origination  fee of  approximately  $200,000  upon  the  execution  of the  loan document. The notes were repaid on December 28, 2005 with an additional 3% fee.

17.      EVENTS SUBSEQUENT TO DECEMBER 31, 2005 (UNAUDITED)

         In February  2006, the Company  formed a  wholly-owned  subsidiary,  NC
Railroad,  Inc., which subsequently  purchased forty-two miles of railroad track between  Oneida  and  Devonia,  Tennessee  from  Norfolk-Southern  Railroad  for approximately $1,960,000.  The rail line gives access from the Company's Baldwin preparation facility in the New River tract to  Norfolk-Southern's  rail yard in
Oneida, Tennessee.

         In March 2006, the Company was named as defendant in a complaint  filed in the United States District Court for the Eastern  District of Kentucky by the
sublessor of certain coal mining rights at the Company's operations in Kentucky.
The  Company  is  the  sublessee  of  these  rights  as  the  result  of a  2004 acquisition.  The complaint alleges that the sublease  agreement does not convey rights to the coal seams in question and the Company  extracted coal during 2005 without right or interest.  Management  believes that the complaint  lacks merit and this matter will be resolved favorably without a material impact on its cash flows, results of operations or financial condition.

         In February  2006,  the Company  purchased a second  highwall miner for approximately $6,500,000 which was immediately placed in service on the Straight
Creek tracts in  Southeastern  Kentucky.  In March 2006, this highwall miner was damaged by a rock  collapse  which is  expected to result in  approximately  two months of lost service.  Insurance in place will cover the cost of returning the highwall miner to working condition less a $50,000 deductible.

         In April 2006, the Company  entered into  installment  sales  contracts with a manufacturer  pursuant to which the Company refinanced  equipment with an aggregate  principal value of approximately  $2,729,000  formerly acquired under various capital leases. The installment sales contracts require payments over 36 months at interest rates ranging from 7.03% to 7.5%.

                              NATIONAL COAL CORP.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

18.      SUMMARY QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

         Quarterly  financial  data for 2005  and  2004 is as  follows  (certain reclassifications have been made to conform to the annual presentation):

                                                      Three Months Ended
                                 ------------------------------------------------------------
                                   March 31,       June 30,      September 30,   December 31,
                                     2005            2005            2005            2005
                                 ------------    ------------    ------------    ------------

Total revenues ...............   $ 11,866,566    $ 15,574,119    $ 18,274,700    $ 20,157,249
Income (loss) from operations      (1,514,906)       (212,856)        337,851      (1,173,640)
Net (loss) available to common
   shareholders ..............     (2,482,229)     (1,533,942)       (654,973)     (3,244,677)
(Loss) per share:
Basic ........................   $      (0.18)   $      (0.11)   $      (0.05)   $      (0.24)
Diluted ......................   $      (0.18)   $      (0.11)   $      (0.05)   $      (0.24)

                                                      Three Months Ended
                                 ------------------------------------------------------------
                                   March 31,       June 30,      September 30,   December 31,
                                     2004            2004            2004            20054
                                 ------------    ------------    ------------    ------------

Total revenues ...............   $  1,064,903    $  4,528,695    $  4,410,287    $  6,995,027
(Loss) from operations .......       (918,762)       (649,472)     (2,896,787)     (2,574,505)
Net (loss) available to common
   shareholders ..............     (1,066,208)     (1,187,470)    (14,045,326)    (13,023,635)
(Loss) per share:
Basic ........................   $      (0.11)   $      (0.11)   $      (1.27)   $      (1.11)
Diluted ......................   $      (0.11)   $      (0.11)   $      (1.27)   $      (1.11)

                                                                 Three Months    Three Months
                                  Two Months     Three Months        Ended          Ended
                                 ended March      Ended June     September 30,   December 31,
                                   31, 2003        30, 2003          2003            2003
                                 ------------    ------------    ------------    ------------

Total revenues ...............   $       --     $     17,275   $    274,363   $    899,005
(Loss) from operations .......       (782,469)      (584,660)      (904,680)      (764,054)
Net (loss) available to common
   shareholders ..............       (794,458)      (618,484)    (1,051,888)      (868,055)
(Loss) per share:
Basic ........................   $      (0.02)  $      (0.02)  $      (0.03)  $      (0.29)
Diluted ......................   $      (0.02)  $      (0.02)  $      (0.03)  $      (0.29)

ITEM 9.  CHANGES  IN  AND  DISAGREEMENTS  WITH  ACCOUNTANTS  ON  ACCOUNTING  AND
         FINANCIAL DISCLOSURE.

         Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES.

CONTROLS AND PROCEDURES

         Members of our management,  including our Chief  Executive  Officer and
President, Jon Nix, and Chief Financial Officer, T. Michael Love, have evaluated the  effectiveness  of our  disclosure  controls and  procedures,  as defined by paragraph  (e) of Exchange Act Rules 13a-15 or 15d-15,  as of December 31, 2005,
the end of the  period  covered  by this  report.  Based  upon that  evaluation,
Messrs.  Nix and Love concluded that our disclosure  controls and procedures are effective.

INTERNAL CONTROL OVER FINANCIAL REPORTING

         There were no changes in our internal control over financial  reporting or in other factors  identified in connection  with the  evaluation  required by paragraph  (d) of Exchange Act Rules 13a-15 or 15d-15 that  occurred  during the fourth quarter ended  December 31, 2005 that have  materially  affected,  or are reasonably  likely to materially  affect,  our internal  control over  financial reporting.

ITEM 9B. OTHER INFORMATION.

         None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

                                   MANAGEMENT

         The  following  table sets forth the name,  age and position of each of our executive  officers and directors as of December 31, 2005. As noted, some of our executive officers are employed by our operating  subsidiary,  National Coal
Corporation.

NAME                     AGE                      POSITION HELD
----                     ---                      -------------

Jon E. Nix.               36     President and Chief Executive Officer, Director
                                 and Chairman of the Board
Kenneth F. Hodak          50     Executive Vice President and Chief Operating
                                 Officer, National Coal Corporation
T. Michael Love.          40     Senior Vice President, Chief Financial Officer
                                 and Director
Charles Kite              61     Senior Vice President and General Counsel
Jeanne Bowen Nix          35     Secretary
William R. Snodgrass      42     Operations Manager, National Coal Corporation
Joseph A. Davis, Jr       58     Vice President-Sales, National Coal Corporation
Robert Heinlein           42     Director
Kenneth Scott.            63     Director
Scott Filstrup            63     Director

         JON E. NIX, one of our founders,  has served as our President and Chief
Executive Officer and as a director since January 2003 and Chairman of the Board since  March  2004.  Mr. Nix has over eight years  experience  in the  financial industry. He is the founder of Jenco Capital Corporation, a Tennessee consulting and  holding  corporation  ("Jenco").  He  is  also  a  co-founder  of  Medicine
Arm-In-Arm,  Inc., a nonprofit children's charity that provides medical services to  underprivileged  children  around the  world.  Mr. Nix has over six years of experience  in the coal  industry.  Mr. Nix holds a Bachelor  of Arts  degree in
Economics  from the  University of  Tennessee.  Jon Nix and Jeanne Bowen Nix are
married. Charles Kite is Jeanne Bowen Nix's stepfather.

         KENNETH F.  HODAK has  served as  Executive  Vice  President  and Chief
Operating Officer of our subsidiary,  National Coal  Corporation,  since October
2005. Prior to joining us, Mr. Hodak was a mine manager for Arch Coal, Inc. from
1996 to 1999, a General  Manager of Arch West  Virginia,  Inc., a subsidiary  of
Arch Coal,  Inc., from 1999 to 2002, and then Senior Vice President of Sales for
Arch Coal,  Inc. from 2002 through 2005.  From 1981 until 1993, Mr. Hodak served at various  positions at Ashland Coal,  Inc. Mr. Hodak served as a mine engineer at  Northern  Coal  Company  from 1979 to 1981.  Mr.  Hodak has over 25 years of experience in the coal industry.  Mr. Hodak received a dual Bachelor's Degree in mining and engineering,  and arts and sciences in 1979 from  Pennsylvania  State
University and his Juris Doctorate degree from West Virginia University in 1996.

         T. MICHAEL LOVE has served as Senior Vice President and Chief Financial
Officer  since  November  2005 and has worked with us as a financial  consultant since June 2005.  Prior to being  engaged by us, Mr.  Love owned Love  Financial
Services,  a consulting  company  which  performed  various  financial  services including contract executive and compliance work for public companies located in
South  Florida.  From 2002  through  2004,  Mr. Love  served as Chief  Financial
Officer of Air  Jamaica  Vacations,  a division of Air  Jamaica  Ltd.  From 1997 through 2002, Mr. Love was vice president of mergers and acquisitions for

Gerald Stevens,  Inc., a NASDAQ company  engaged in the retail floral  industry.
From 1995 through 1997,  Mr. Love was director of mergers and  acquisitions  for
Blockbuster Entertainment. From 1988 to 1995, Mr. Love served as an auditor with the firm of KPMG,  LLP. Mr. Love has been a Certified  Public  Accountant  since
1994 and earned  Bachelor of Science  degrees in  accounting  and  finance  from
Florida State University in 1987.

         CHARLES  KITE has served as our  General  Counsel  since May 2004,  and served as a director from  February  2003 until May 2004.  Prior to becoming our
General  Counsel,  Mr. Kite, an attorney since 1973,  was our outside  corporate counsel, and since 1990 has engaged in general legal practice with the Tennessee
law  firm   of  Kite,  Bowen  &  Associates,  P. A.,  where  he  specialized  in commercial business  representation,  tax representation and litigation,  estate planning, and probate matters. Mr. Kite served as Senior Trial Attorney with the
Chief  Counsel's  Office of the Internal  Revenue  Service from 1977 to 1983. He graduated from Carson Newman College in 1967 with a Bachelor of Arts degree, and received his Juris  Doctorate  degree from the  University of Tennessee in 1973.
Charles Kite is Jeanne Bowen Nix's stepfather.

         JEANNE  BOWEN  NIX has  served as our  Secretary  and  Treasurer  since
January 2003 and as Associate Counsel since May 2004. From 1997 to May 2004, Ms.
Bowen   Nix was a  partner   in  the  Tennessee  law  firm  of   Kite,  Bowen  &
Associates,  P. A., where she  specialized in general  corporate and real estate matters. She graduated cum laude from the University of Tennessee in May of 1993 with a Bachelor of Arts degree in  Psychology  and received her Juris  Doctorate degree from  Louisiana  State  University Law School in May of 1997. Jon Nix and
Jeanne Bowen Nix are married. Charles Kite is Jeanne Bowen Nix's stepfather. Ms.
Nix resigned her position as an officer and employee in February  2006  pursuant to  the  terms  of a  Separation  Agreement,  but  continues  to  serve  us on a consulting basis as needed.

         WILLIAM R.  SNODGRASS has served as our  Operations  Manager since July
2003. Mr.  Snodgrass  also served as our  consultant  from February 2003 to July
2003.  Prior to joining  us, Mr.  Snodgrass  served as  superintendent  and area manager for Tennessee Mining, Inc., a subsidiary of Addington Enterprises, Inc., one of the largest coal  companies  in the nation,  a position he held from 1994 until February 2003. Mr. Snodgrass has extensive  knowledge and expertise in the coal mining  industry and has been involved in numerous  mining  projects in the
Kentucky and Tennessee  areas.  Mr. Snodgrass has over 20 years of experience in the coal industry.

         JOSEPH A. DAVIS JR. has served as our Vice President, Sales since April
2004. Prior to joining us, Mr. Davis served as Senior Vice President,  Sales and
Marketing,  and a Director for Pen Coal Corporation.  During his twenty years at
Pen Coal  Corporation,  he was responsible for domestic and  international  coal sales and transportation.  Mr. Davis has over 30 years of experience in the coal industry.  Mr. Davis  earned his  Bachelor of Arts degree from Western  Kentucky
University in political science and history.

         ROBERT  HEINLEIN  has served as a director  since April 1, 2005.  Since
2003  Mr.  Heinlein  has  worked  as  a  business  consultant  with  respect  to
Sarbanes-Oxley  regulations.  From August 2000 through 2003, Mr.  Heinlein was a private  investor.  From June 1994 through August 2000, Mr.  Heinlein  served in various  management  positions  with  Boca  Research,  Inc.,  including  as Vice
President of Finance and Chief Financial Officer from August 1999 to August 2000 and as Vice  President,  Corporate  Comptroller  and Treasurer from July 1998 to
August 1999.  Prior to joining Boca Research,  Inc.,  Mr.  Heinlein was a Senior
Audit Manager  with  the firm of  Deloitte  &  Touche,  LLP. Mr.  Heinlein  is a
Certified Public  Accountant.  Mr. Heinlein has a Bachelor's and Master's degree in accounting from Florida Atlantic University.

         KENNETH SCOTT has served as a director  since April 1, 2005.  Mr. Scott has been a partner with Colonnade  Strategies,  LLC, a business consulting firm, since 2002. Prior to joining Colonnade Strategies,

LLC, Mr. Scott was the Executive Vice  President for Europe and Vice  President,
Energy Industry, for Perot Systems Corporation,  which provides technology-based business solutions to help  organizations  worldwide control costs and cultivate growth.  Mr. Scott worked for Perot Systems  Corporation from 1998 through 2002.
Mr. Scott has  BBA and  MBA  degrees from Texas A&M University.   Mr. Scott also
serves as a director of North American Technologies Group, Inc.

         SCOTT FILSTRUP has served as a Director since February 16, 2005.  Since
1987, Mr. Filstrup has served as President of The Consultants  Limited of Tulsa,
Oklahoma,   a  professional   services  firm  offering  strategic  planning  and
management  consulting  services to  business  organizations  and  entrepreneurs including  creation of new  businesses  and products.  Prior to The  Consultants
Limited,  Mr. Filstrup was a director for strategic  planning of MAPCO, Inc., an energy company.  Before that, he held various executive and management positions in planning and marketing with The Williams Companies,  an energy firm operating in  Tulsa,  and  Monsanto  Company  of St.  Louis,  Missouri.  He has also  held executive and board of director  positions  with emerging  energy and technology firms. Mr. Filstrup is a member of multiple  professional  organizations  and is currently a board member of various investment,  medical and technology firms in
Oklahoma  and  Illinois.  Mr.  Filstrup  has a B.S.  in Civil  Engineering  from
Northwestern  University and an MBA degree from the Kellogg School of Management at  Northwestern.  He is currently a Board Member of The Kellogg School and is a former Trustee of Northwestern University at Evanston, Illinois.

AUDIT COMMITTEE; AUDIT COMMITTEE FINANCIAL EXPERT

         We currently  have a separately  designated  standing  Audit  Committee established  in  accordance  with Section  3(a)(58)(A)  of the Exchange Act. The
Audit  Committee is chaired by Mr.  Heinlein and  currently  consists of Messrs.
Heinlein,  Filstrup and Scott,  all of whom are considered  "independent"  under
Rule  4200(a)(15)  of the National  Association  of Securities  Dealers  listing standards.  The Board of Directors  has  determined  that Robert  Heinlein is an
"audit committee  financial  expert," as defined in Item 401(h)(2) of Regulation
S-K.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         Section 16(a) of the Securities  Exchange Act of 1934 requires that our executive officers and directors, and persons who own more than ten percent of a registered class of our equity securities, file reports of ownership and changes in ownership with the SEC. Executive  officers,  directors and  greater-than-ten percent  stockholders  are  required by SEC  regulations  to furnish us with all
Section  16(a) forms they file.  Based solely on our review of the copies of the forms received by us and written  representations from certain reporting persons that they have complied with the relevant filing requirements,  we believe that, during  the  year  ended  December  31,  2005,  all of our  executive  officers, directors and greater-than-ten  percent  stockholders  complied with all Section
16(a) filing requirements, except for the following: (i) an Initial Statement of
Beneficial  Ownership of Securities on Form 3 was filed late by Scott  Filstrup;
(ii) one Statement of Changes in Beneficial  Ownership on Form 4,  reporting two separate transactions, was filed late by Jon Nix; (iii) one Statement of Changes in  Beneficial  Ownership on Form 4,  reporting two separate  transactions,  was filed late by Jeanne  Bowen Nix;  (iv) one  Statement  of Changes in  Beneficial
Ownership on Form 4,  reporting  one  transaction,  was filed late by William R.
Snodgrass;  (v) one  Statement  of Changes in  Beneficial  Ownership  on Form 4,
reporting one  transaction,  was filed late by Charlie Kite, and (vi) one Annual
Statement of Changes in Beneficial  Ownership on Form 5,  reporting two separate transactions  that were not timely  filed on Form 4, was filed by Jenco  Capital
Corporation.

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

         The following table sets forth,  as to the Chief Executive  Officer and
Chief Operating Officer and as to each of the other four most highly compensated executive officers whose  compensation  exceeded $100,000 during the last fiscal year (our "Named Executive Officers"),  information  concerning all compensation paid for services to us in all capacities for our fiscal year which commenced on
January  30, 2003  (inception)  and ended  December  31, 2003 and for our fiscal years which ended December 31, 2005 and 2004.

                                                                                                 LONG-TERM
                                                                                               COMPENSATION
                                                                 ANNUAL COMPENSATION*             AWARDS
                                                      -------------------------------------    ------------
                                                                                                 NUMBER OF
                                      FISCAL YEAR                              OTHER ANNUAL     SECURITIES
NAME AND                                 ENDED        SALARY        BONUS      COMPENSATION     UNDERLYING
PRINCIPAL POSITION                    DECEMBER 31,      ($)          ($)            ($)          OPTIONS**
------------------                    -----------    ---------    ---------    ------------    ------------
Jon Nix.........................         2005         408,000       76,515      161,536 (1)         --
   President and Chief                   2004         298,077      111,934           --           625,000
   Executive Officer                     2003         161,538      150,000           --             --

Kenneth Hodak (2)........                2005          60,000       96,000           --           100,000
   Executive Vice President
   and Chief Operating Officer

Charles Kite (3)................         2005         180,900        9,000           --             --
   General Counsel                       2004          97,500       28,000           --           125,000
                                         2003           --            --             --             --

William R. Snodgrass (4)........         2005         119,999       61,914           --            50,000
   Operations Manager                    2004         116,192       16,898       30,675 (5)        50,000
                                         2003          29,915       15,800       35,900 (6)         --

T. Michael Love (7).............         2005          34,375        1,500      146,573 (8)       100,000
   Chief Financial Officer

Mark Oldham (9).................         2005         142,500         --             --            15,000
   Former Chief Financial
   Officer

*    Refer to  "Employment  Contracts"  below for a  discussion  of 2005  salary information.
**   Option  issuances  that  occurred  prior to  January  12,  2005,  have been adjusted  to reflect the 1-for-4  reverse  stock split of our common  stock which took effect on such date.
(1)  Represents  the value of personal  security  services  provided for Mr. Nix upon the  recommendation of our Board of Directors.  Such security services are considered to be corporate  business expenses and are not treated by us as compensation.
(2)  Mr.  Hodak's  employment as Executive  Vice  President and Chief  Operating
     Officer  commenced  in  September  2005.   $85,000  of  Mr.  Hodak's  bonus
     compensation is  attributable to a signing bonus accrued upon  commencement of his employment.
(3)  Mr. Kite's employment as General Counsel commenced in May 2004.
(4)  Mr. Snodgrass' employment as Operations Manager commenced in July 2003. Mr.
     Snodgrass served as a consultant to us from February 2003 to July 2003.
(5)  Represents the value of a year-end bonus gift.
(6)  Represents consulting fees paid to Mr. Snodgrass for services rendered from
     February 2003 to July 2003,  before he became our employee.
(7)  Mr. Love's  employment as Senior Vice President and Chief Financial Officer
     commenced in November  2005.  $10,000 of Mr. Love's bonus  compensation  is
     attributable   to  a  signing  bonus  accrued  upon   commencement  of  his
     employment.
(8)  Represents  consulting  fees paid to Love  Financial  Services,  Mr. Love's consulting firm, for consulting  services  rendered prior to service as our employee.
(9)  Mr. Oldham's  employment as Chief Financial Officer commenced in March 2005 and terminated in October 2005.

OPTION GRANTS IN 2005

         The following table presents information  regarding stock option grants during 2005 to our Named Executive Officers.

                                        Percent of
                                          Total
                          Number of      Options                              Potential Realizable Value at
                          Securities    Granted To                            Assumed Annual Rates of Stock
                          Underlying   Employees In   Exercise               Appreciation for Option Term
                           Options        Fiscal      Or Base   Expiration   ------------------------------
NAME                     Granted (1)     Year(2)      Price (3)    Date            5%($)          10%($)
----------------------   -----------   -----------    -------    ---------   -------------    -------------
Kenneth Hodak.........      100,000        28.9%      $7.00      9/21/15       $440,230.00    $1,115,590.00
T. Michael Love.......      100,000        28.9%      $7.02      11/14/15      $441,487.80    $1,118,777.40
William R. Snodgrass..       50,000        14.5%      $5.86      6/07/15       $184,267.70    $  466,954.10
Mark A. Oldham........       15,000         4.3%      $6.25      4/01/15       $ 58,959.38    $  149,409.38

----------
(1)  All of these options were granted under our 2004 Option Plan,  vest in four equal annual  installments  of 25% each  commencing on January 1, 2006, and have a term of 10 years.
(2)  Options  covering an aggregate of 346,000  shares were granted to employees during fiscal 2005. (3) The exercise price and tax withholding  obligations related to exercise may be paid by delivery of already
     owned shares, subject to certain conditions.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION VALUES

         The  following  table  sets  forth,  for  each of the  Named  Executive
Officers,  certain  information  regarding the exercise of stock options  during fiscal 2005, the number of shares of common stock  underlying stock options held at fiscal  year-end and the value of options held at fiscal  year-end based upon the last reported  sales price of the common stock on The NASDAQ  Capital Market on December 30, 2005 ($6.90 per share).

                                                    Number of Shares
                                                 Underlying Unexercised        Value of Unexercised
                         Shares                  Options at Fiscal Year      In-The-Money Options at
                         Acquired     Value                End                 Fiscal Year End (1)
Name                   On Exercise   Realized   Exercisable/Unexercisable   Exercisable/Unexercisable
--------------------   -----------   --------   -------------------------   -------------------------

Jon E. Nix               156,250     $734,375          0 / 468,750               $0 / $2,203,125

Kenneth Hodak               0            -             0 / 100,000                      -

Charles Kite                0            -           31,250 / 31,250            $66,875 / $200,625

William R. Snodgrass        0            -             0 / 87,500                 $0 / $228,250

T. Michael Love             0            -             0 / 100,000                      -

Mark A. Oldham              0            -             0 / 15,000                  $0 / $9,750

DIRECTOR COMPENSATION

         Prior to  April  2005,  our  outside  directors  did not  receive  cash compensation  for their  services,  but were  reimbursed  for  their  reasonable expenses incurred on our behalf or in attending meetings.  Each outside director received  $37,500 for services  rendered from April 1, 2005 through December 31,
2005.  Each director  that served as a  chairperson  of a committee of the board also  received  $25,000  for  their  services  as a  committee  chairperson.  In addition,  each  outside  director  received  a  non-qualified  stock  option to purchase  75,000  shares of our common stock at the  then-current  market price, pursuant  to our 2004 Stock  Option  Plan.  Each  option  issued to the  outside directors is exercisable in four equal annual installments on each of January 1,
2006, 2007, 2008 and 2009.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION.

     The Compensation  Committee of our Board of Directors currently consists of
Messrs. Filstrup,  Heinlein and Scott. None of these individuals served us as an officer  or  employee  at any  time  during  fiscal  2005.  None of our  current executive  officers  has  served  as a  member  of the  board  of  directors  or compensation  committee  of any  entity  for  which a  member  of our  Board  of
Directors or Compensation Committee has served as an executive officer.

EMPLOYMENT CONTRACTS

         Other than William R. Snodgrass,  each of our Named Executive  Officers not only  serves as an officer of National  Coal,  but also as an officer of our wholly-owned subsidiary National Coal Corporation. Mr. Snodgrass is an executive officer of National Coal Corporation only. Each of the named Executive  Officers is party to an employment agreement with National Coal Corporation.

         JON E. NIX. In July 2004, our  wholly-owned  subsidiary,  National Coal
Corporation, entered into an employment agreement with Mr. Nix, as President and
Chief Executive Officer,  which agreement was subsequently  amended and restated
effective  as of October 1, 2004.  Under his  employment  agreement,  Mr. Nix is entitled to an initial salary of $408,000 per year and a cash bonus in an amount to be determined in good faith by the Board of National Coal  Corporation  on an annual or quarterly  basis, as approved by the Board.  As further  compensation,
Mr. Nix also is  entitled  to monthly  compensation  in an amount  equal to five cents ($.05) per ton of coal (calculated upon "clean" tonnage sold as opposed to
"raw" tonnage mined) sold by National Coal  Corporation each month that is mined from all of its owned and leased properties.  Annual increases in Mr. Nix's base salary are determined in good faith by the Board at the beginning of each fiscal year. The initial term of Mr. Nix's employment is two years,  which term will be automatically renewed for successive two-year terms unless the Board of National
Coal  Corporation  provides Mr. Nix written  notice of non-renewal no later than
120 days prior to the expiration of the  then-current  term. In August 2005, Mr.
Nix  voluntarily  accepted  a notice  of  non-renewal.  As a result,  Mr.  Nix's employment  agreement  will expire as of October 1, 2006.  Mr. Nix's base salary for 2005 is  $408,000.  Mr.  Nix's  termination  and  severance  provisions  are described  below  in  "--Termination  and  Severance  Under  Certain  Employment
Agreements."  Pursuant  to  Mr.  Nix's  employment   agreement,   National  Coal
Corporation  maintains key man life  insurance for Mr. Nix. Any proceeds of this policy would be  distributed  50% to National  Coal  Corporation  and 50% to Mr.
Nix's heirs.

         KENNETH  F.  HODAK.  In  October  2005,  our  wholly-owned  subsidiary,
National Coal Corporation,  entered into an employment  agreement with Mr. Hodak to serve as Executive  Vice  President and Chief  Operating  Officer.  Under his
employment agreement, Mr. Hodak is entitled to an initial salary of $240,000 per year,  and an annual cash bonus in an amount to be  determined  in good faith by the Board of National Coal  Corporation.  Annual  increases in Mr.  Hodak's base salary are determined in good faith by the Board at the beginning of each fiscal year. Mr. Hodak is also entitled to one year of severance pay in the event of termination without cause or as a result of a change in control, if either  of  these  events  occur  during  the  first  year  of  his  employment.
Thereafter, Mr. Hodak is entitled to six months of severance pay in the event of termination  without cause or as a result of a change in control.  Mr. Hodak was granted  100,000  stock  options at the then  current  market value of $7.00 per share. These options vest in four equal annual  installments on each of his next four anniversary dates.

         T.  MICHAEL  LOVE.  In  November  2005,  our  wholly-owned  subsidiary,
National Coal Corporation, entered into an employment agreement with Mr. Love to serve as Chief Financial Officer.  Under his employment  agreement,  Mr. Love is entitled to an initial  salary of $275,000  per year.  Annual  increases  in Mr.
Love's base salary are determined in good faith by the Board at the beginning of each fiscal year.  Mr. Love is also entitled to one year of severance pay in the event of termination without cause any time before January 1, 2009. Mr. Love was granted  100,000  stock  options at the then  current  market value of $7.02 per share. These options vest in four equal annual installments, starting on January
1, 2006.

         CHARLES KITE. In May 2004, our wholly-owned  subsidiary,  National Coal
Corporation,  entered  into an  employment  agreement  with Mr.  Kite as General
Counsel,  which agreement was subsequently  amended and restated effective as of
September 16, 2004. Under his employment  agreement,  Mr. Kite is entitled to an initial salary of $180,000 per year, and an annual cash bonus in an amount to be determined  in good  faith by the Board of  National  Coal  Corporation.  Annual increases in Mr. Kite's base salary are determined in good faith by the Board at the beginning of each fiscal year. The initial term of Mr. Kite's  employment is two years,  which term will be  automatically  renewed for  successive  two-year terms unless the Board of National  Coal  Corporation  provides Mr. Kite written notice of  non-renewal  no later  than 120 days prior to the  expiration  of the then-current  term. In August 2004,  Mr. Kite  voluntarily  accepted a notice of non-renewal.  As a result,  Mr. Kite's  employment  agreement  will expire as of
September  16, 2006.  Mr.  Kite's base salary for 2005 is $180,000.  Mr.  Kite's termination and severance  provisions are described below in  "-Termination  and
Severance Under Certain Employment  Agreements." Under his employment agreement,
Mr.  Kite was granted an  immediately  exercisable  option to  purchase  100,000 shares of our common  stock at an  exercise  price of $5.40 per share  under the terms and  conditions  set forth in the 2004  National  Coal Corp.  Option Plan.
Pursuant to the 2004  Option  Plan,  Mr.  Kite's  options  vest  ratably  over a four-year period beginning  January 1, 2005.  Pursuant to Mr. Kite's  employment agreement,  National Coal  Corporation  maintains key man life insurance for Mr.
Kite.  Any proceeds of this policy  would be  distributed  50% to National  Coal
Corporation and 50% to Mr. Kite's heirs.

         WILLIAM R.  SNODGRASS.  In October 2004, our  wholly-owned  subsidiary,
National Coal  Corporation,  entered into an amended  employment  agreement with
William R.  Snodgrass  as  Operations  Manager of Mining  Operations.  Under his
employment agreement, Mr. Snodgrass is entitled to an initial salary of $120,000 per year and an annual cash bonus in an amount to be determined in good faith by the Board of National Coal  Corporation.  After two years of employment,  annual increases in Mr.  Snodgrass's  base salary are  determined  in good faith by the
Board at the beginning of each fiscal year. The initial term of Mr.  Snodgrass's employment is two years, which term will be automatically renewed for successive two-year  terms  unless the Board of  National  Coal  Corporation  provides  Mr.
Snodgrass  written  notice of  non-renewal  no later  than 120 days prior to the expiration of the then-current  term. In August 2004, Mr. Snodgrass  voluntarily accepted a notice of  non-renewal.  As a result,  his employment  agreement will expire in October  2007.  Mr.  Snodgrass  will  remain  employed  in his current position  without a contract.  Mr.  Snodgrass' base salary for 2005 is $120,000.
Mr.  Snodgrass's  termination  and severance  provisions are described  below in
"--Termination and Severance Under Certain Employment Agreements." In June 2005,
we granted  50,000 stock options to Mr.  Snodgrass at an exercise price of $5.86 per share.  These options vest in four equal  installments  starting annually on
January 1, 2006.

TERMINATION AND SEVERANCE UNDER CERTAIN EMPLOYMENT AGREEMENTS

         Our employment  agreements (except for those of Messrs. Hodak and Love, with respect to whom the  termination  and  severance  provisions  are described above in "Employment  Contracts") provide that the employee may be terminated in the case of any of the following events:

o    by the employee's death;
o    by the Board,  if due to  physical  or mental  disability  the  employee is unable to  adequately  perform  his or her  material  duties on a full-time basis for a period of four months  (whether  consecutive or not) within any twelve (12) months;
o    by a majority  vote of the Board,  if,  after  notice to the  employee  and advice of independent legal counsel, the Board determines that the employee has  engaged  in  misconduct  by  (i)  habitually  and  continuously  being unavailable  to act or  respond on our  behalf,  (ii)  engaging  in willful misconduct or fraud, (iii) being convicted of a felony,  (iv) willfully and continuously  materially failing to observe or perform the duties of his or her employment,  (v) willfully acting in a manner materially adverse to our best  interests,  or (vi)  willfully or habitually  neglecting the faithful performance of his or her duties;
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
o    by the employee if there is a significant  increase in the amount of travel required  for  the  employee  to  perform  his or  her  job,  without  such employee's consent;
o    by the  employee  upon  our  material  failure  to  comply  with any of the provisions of the subject employment agreement; or
o    by the employee,  if the Board  requests any other matter or  circumstances made with the intent of, or having the result of,  hindering  such employee in his or her duties or creating an incentive  for the employee to exercise his or her rights to terminate his or her employment.

     If the employment of any of the Executive  Officers is terminated for "Good
Reason" (i.e.,  any of the last six reasons  listed above),  or we terminate the employee  for reasons  other than  misconduct,  upon  execution  of a release of claims in the form attached to the subject  employment  agreement (except in the case of  termination  due to death of the  employee),  he or she is  entitled to receive an amount  equal to his or her base  salary for a period of twenty  four
(24) months after termination (unless his or her termination is within 12 months of a Change in Control) (the  "Severance  Period"),  insurance  coverage for the same period,  and a prorated cash bonus payment for the year in which his or her employment is terminated. In addition, during such period, such employee's stock options shall  continue to vest in accordance  with the terms of the  employee's stock option  agreement  for a period of up to 48 months,  and such employee may exercise  his or her vested  options  for a period  commencing  with the date of termination and expiring 120 days following the end of the Severance  Period. If any of the Executive Officers voluntarily  terminates his or her employment with us without  "Good  Reason,"  upon  execution  of a release of claims in the form attached to the subject employment agreement, he or she is entitled to insurance coverage  for one month and may only  exercise  any vested but  exercised  stock options within 120 days of the effective date of termination.

CHANGE IN CONTROL

         In  the  event  of  a  Change  in  Control,   the  Board  must  make  a
determination, within six months of the effective date of the Change in Control, to either terminate any particular  executive  officer's  employment or continue his or her  employment.  If the  employment of any of the Executive  Officers is terminated for any reason other than misconduct within twelve months of a Change in Control,  he or she is entitled to receive an amount equal to his or her base salary  for a total of 36 months  after  termination  (the  "Extended  Severance
Period"),  insurance  coverage  for the same period,  and a prorated  cash bonus payment for the year in which such employment is terminated. In addition, during any Extended  Severance Period,  such employee's stock options shall continue to vest in accordance with the terms of the employee's stock option agreement for a period of up to forty eight  months,  and such  employee may exercise his or her vested options for a period commencing with the date of termination and expiring one hundred and twenty (120) days  following  the end of the Extended  Severance
Period.

                        REPORT OF COMPENSATION COMMITTEE

         The  Compensation  Committee  of the Board of  Directors  is  primarily responsible  for  determining  the annual  salaries  and other  compensation  of executive  officers  and  administering  the  Company's  stock  option and stock purchase  plans.  During  fiscal  2005,  the  Committee  was  comprised of three members,  all of whom were independent  directors  pursuant to applicable NASDAQ rules.  In connection with its  deliberations,  the Committee seeks the views of the Chief Executive Officer with respect to appropriate  compensation  levels of the other officers.

COMPENSATION PHILOSOPHY

         The Compensation  Committee believes that our future success depends in large part on retaining and motivating our executive officers.  As a result, the
Compensation Committee has adopted a general approach of compensating executives with  cash  salaries  commensurate  with the  experience  and  expertise  of the executive and competitive  with median salaries paid to executives at comparable companies.  To reward  executives for their  contributions to the achievement of
Company-wide  performance  goals,  incentive  bonus awards are  established at a level  designed  to ensure that when such  payouts are added to the  executive's base salary,  the total  compensation for above-average  performance will exceed the average compensation level at comparable  companies.  In addition,  to align its executives' compensation with our business strategies, values and management initiatives,  both short and long term,  executive  officers are  provided  with long-term performance incentives.  It is our policy to encourage share ownership through the grant of stock option awards under our 2004 Stock Option Plan.

         The Compensation  Committee also considers the  compensation  levels of
executive  officers  at  other  publicly  traded  and  private  companies.   The
Compensation  Committee has collected information regarding  compensation levels at other  companies  over the last  several  years  from a variety  of  sources, including proxy  statements and  compensation  reports and surveys  published or prepared by respected consulting firms. Using this information, the Compensation
Committee  generally  establishes  base  compensation  levels  (including  stock options)  comparable to the median  compensation levels of their counterparts at comparable companies.

COMPENSATION ELEMENTS

         The Company's compensation package for executive officers consists of a base salary,  performance-based  cash bonuses and stock  options.  The executive officers are also  eligible to  participate  in most of the  Company's  employee benefit plans.

         BASE SALARIES.  Base salaries are initially  targeted at average levels of comparable  companies and then adjusted  based on an assessment of individual performance and contributions.

         BONUSES. We reward executives with cash bonuses for their contributions to the achievement of Company-wide  performance  goals. Most of our officers and certain other key employees selected by the Compensation Committee receive bonus payouts  established  at a level  designed to ensure that when such  payouts are added to a participant's  base salary,  the total compensation for above-average performance will exceed the average compensation level at comparable  companies.
Awards are generally made when we, on the whole, exceed planned operating income goals.  However,  certain  executive  officers are occasionally  awarded bonuses based on attaining personal objectives set by the Compensation  Committee and/or the Chief Executive Officer.

         STOCK  OPTION  PLANS.  The Company  uses stock  option plans to provide employees with an opportunity  to share with the  stockholders  in the long-term performance of the Company. The Compensation Committee grants stock options on a periodic basis to certain  eligible  employees.  Grants are also made to certain employees  upon  commencement  of  employment  and,  occasionally,  following  a significant  change  in job  responsibility,  scope or  title or a  particularly noteworthy  achievement.  Beginning in 2004,  stock options  generally vest with respect to 25% of the stock  option award amount on January 1 of each year after the grant,  and expires ten years from the date of grant.  The exercise price is generally 100% of the market value of a share of Common Stock at the time of the grant.

         The  Compensation  Committee has  established  general  guidelines  for determining the size of periodic stock option grants based upon several factors, including the salary and performance of the recipient at the time of grant.  The size of the grants are targeted at competitive levels.

COMPENSATION OF CHIEF EXECUTIVE OFFICER

         Mr. Nix's  compensation for 2005 was based entirely on the terms of his
Amended  Employment  Agreement dated October 1, 2004,  which is due to expire on
October 1, 2006.  The Committee  has initiated the process of conducting  market research and  considering  various  factors in anticipation of the expiration of
Mr. Nix's Amended Employment Agreement.

COMPENSATION OF OTHER EXECUTIVE OFFICERS

         The Compensation  Committee considered various factors to determine any additional compensation for other Executive Officers.  These factors include (1)
the  successful  attainment of Company performance goals,  (2)  evaluations  and recommendations of the Chief Executive  Officer,  (3) initiatives taken over and above  the  regular  duties  of  the  other  Executive  Officers,  and  (4)  the achievement  of  extraordinary  accomplishments  (which  may or may  not  affect operating earnings or stock value).

                                            COMPENSATION COMMITTEE

                                            Kenneth Scott (Chairman)
                                            Robert Heinlein
                                            Scott Filstrup

               STOCK PRICE PERFORMANCE COMPARISON SINCE INCEPTION

         The  following   Performance   Graph  compares  the  cumulative   total
stockholder return on the Company's common stock from May 18, 2004 (the date our common stock was first  listed on the NASDAQ  Over-the-Counter  Bulletin  Board)
through December 31, 2005, with the cumulative total return over the same period of the Russell 2000 index,  and a peer group index which  consists of Arch Coal,
Inc.,  CONSOL  Energy Inc.,  Massey Energy Co., and Peabody  Energy Corp.  These
comparisons  assume an initial investment of $100 and reinvestment of dividends.
On  April  22,   2005,   our  common   stock   listing  was   transferred   from
Over-the-Counter  Bulletin Board to The NASDAQ Capital Market (formerly known as
The Nasdaq SmallCap Market) under the symbol "NCOC".  The information  presented below has been  adjusted to reflect a  one-for-four  reverse  stock split of our common stock which took effect at the close of business on January 12, 2005.

                      COMPARISON OF CUMULATIVE TOTAL RETURN
                           Among National Coal Corp.,
                     Russell 2000 Index and Peer Group Index

                          [PERFORMANCE GRAPH OMITTED]

                                                 Cumulative Total Return
                            ---------------------------------------------------------------
                              5/04    6/04    9/04   12/04    3/05    6/05    9/05   12/05

NATIONAL COAL CORPORATION   100.00  105.26  218.42  289.47  142.54  125.88  154.39  151.32
RUSSELL 2000                100.00  109.18  106.06  121.01  114.55  119.49  125.10  126.52
PEER GROUP                  100.00  122.91  124.57  151.75  175.78  196.67  285.89  269.74

ITEM 12. SECURITY  OWNERSHIP OF CERTAIN  BENEFICIAL  OWNERS AND  MANAGEMENT  AND
         RELATED STOCKHOLDER MATTERS

EQUITY COMPENSATION PLAN INFORMATION

         The following  table sets forth certain  information as of December 31,
2005 regarding  equity  compensation  plans (including  individual  compensation arrangements) under which our equity securities are authorized for issuance:

                                  NUMBER OF SECURITIES TO BE                                  NUMBER OF SECURITIES
                                    ISSUED UPON EXERCISE OF    WEIGHTED AVERAGE EXERCISE    REMAINING AVAILABLE FOR
                                    OUTSTANDING OPTIONS AND       PRICE OF OUTSTANDING       FUTURE ISSUANCE UNDER
PLAN CATEGORY                               RIGHTS                 OPTIONS AND RIGHTS      EQUITY COMPENSATION PLANS
Equity compensation plans
approved by security holders..            1,538,635                      $4.48                      977,125

         The only equity  compensation  plan  maintained by us is our 2004 Stock
Option Plan.

BENEFICIAL OWNERSHIP TABLE

         The following  table  presents  information  regarding  the  beneficial ownership of our common stock as of March 1, 2006 by:

         o        our Named Executive Officers;

         o        all of our directors and executive officers as a group; and

         o        each  shareholder  known by us to be the  beneficial  owner of more than 5% of our common stock.

         Beneficial  ownership is determined in accordance with the rules of the
SEC  and  generally   includes  voting  or  investment  power  with  respect  to securities.  Unless otherwise indicated below, to our knowledge, the persons and entities  named in the table  have sole  voting and sole  investment  power with respect to all shares  beneficially  owned,  subject to community  property laws where  applicable.  Shares of our  common  stock  subject  to  options  that are currently  exercisable or exercisable within 60 days of March 1, 2006 are deemed to be outstanding and to be beneficially owned by the person holding the options for the purpose of computing the percentage ownership of that person but are not treated as outstanding for the purpose of computing the percentage  ownership of any other person.

         Pursuant  to the  terms of  Series A  convertible  preferred  stock and warrants held by certain of the 5% or more  shareholders,  the maximum number of shares  that may be acquired by any such  shareholder  upon any  exercise of its warrant or conversion of its preferred shares is limited to the extent necessary to ensure that,  following such  exercise,  the total number of shares of common stock then beneficially owned by such selling shareholder and its affiliates and any other persons whose beneficial ownership of common stock would be aggregated with the selling  shareholder for purposes of Section 13(d) of the Exchange Act, does not exceed 4.99% or, in the case of Crestview Capital Master LLC, 9.99%, of the  total  number of  issued  and  outstanding  shares  of  common  stock  then outstanding.  The  information  presented  in this table is based on  14,140,245 shares of our common  stock  outstanding  on March 28,  2006.  Unless  otherwise indicated, the address of each of the executive officers and directors and 5% or more  shareholders  named below is c/o National Coal Corp., 8915 George Williams
Road, Knoxville, Tennessee 37923.

                                                                    PERCENTAGE
                                             NUMBER OF SHARES        OF SHARES
NAME OF BENEFICIAL OWNER                    BENEFICIALLY OWNED      OUTSTANDING
---------------------------------------     ------------------     ------------

EXECUTIVE OFFICERS AND DIRECTORS:
  Jon Nix (1)                                   6,181,138               44.1%
  Kenneth Hodak                                     1,750                 *
  T. Michael Love (2)                              25,000                 *
  Charles Kite (3)                                181,250               1.3%
  William R. Snodgrass (4)                         37,500                 *
  Mark A. Oldham(5)                                15,000                 *
  Scott Filstrup(6)                                43,750                 *
  Robert Heinlein (7)                              43,750                 *
  Kenneth Scott (8)                                43,750                 *

DIRECTORS AND EXECUTIVE OFFICERS                6,559,638               46.2%
   AS A GROUP (9 PERSONS)

5% SHAREHOLDERS:
  Big Bend XII Investments, LP (9)                770,539               5.4%
  Crestview Capital Master LLC (10)             3,839,860               25.8%
  Stewart & Jennifer Flink (11)                 3,791,958               27.4%
  Jenco Capital Corporation (12)                2,161,138               15.6%
  Nancy Hoyt Revocable Trust (13)               3,829,440               27.5%
  North Sound Legacy International
     Ltd. (14)                                  2,075,373               14.3%
----------
    *  Less than 1%
       (1) Consists of (i)  3,568,750  shares of common  stock,  (ii)  2,161,138 shares of common stock held by Jenco Capital  Corporation over which Mr. Nix has voting and investment power, (iii) 82,500 shares of common stock held by Perdase
Holdings,  Inc. over which Mr. Nix has voting and investment power, (iv) 181,250 shares of common stock beneficially owned by Mr. Nix's spouse, Jeanne Bowen Nix, and (v) 187,500  shares of common stock  reserved for issuance  upon exercise of stock  options held by Mr. Nix and Mr.  Nix's  spouse,  Jeanne Bowen Nix,  which currently  are  exercisable  or will become  exercisable  on or before April 30,
2006.
       (2) Consists of 25,000 shares of common stock  reserved for issuance upon exercise  of stock  options  which  currently  are  exercisable  or will  become exercisable on or before April 30, 2006.
       (3)  Consists  of (i)  130,000  shares of common  stock,  and (ii) 62,500 shares of common  stock  reserved for issuance  upon  exercise of stock  options which  currently are  exercisable or will become  exercisable on or before April
30, 2006.
       (4) Consists of (i) 12,500 shares of common stock, and (ii) 25,000 shares of common stock  reserved  for issuance  upon  exercise of stock  options  which currently  are  exercisable  or will become  exercisable  on or before April 30,
2006.
       (5) Consists of 15,000 shares of common stock  reserved for issuance upon exercise  of stock  options  which  currently  are  exercisable  or will  become exercisable on or before April 30, 2006.
       (6) Consists of (i) 25,000 shares of common stock, and (ii) 18,750 shares of common stock  reserved  for issuance  upon  exercise of stock  options  which currently  are  exercisable  or will become  exercisable  on or before April 30,
2006.
       (7) Consists of (i) 25,000 shares of common stock, and (ii) 18,750 shares of common stock  reserved  for issuance  upon  exercise of stock  options  which currently  are  exercisable  or will become  exercisable  on or before April 30,
2006.
       (8) Consists of (i) 25,000 shares of common stock, and (ii) 18,750 shares of common stock  reserved  for issuance  upon  exercise of stock  options  which currently  are  exercisable  or will become  exercisable  on or before April 30,
2006.
       (9)  Consists of (i) 314,711  shares of common  stock,  and (ii)  455,828 shares of common stock that may be acquired from the registrant upon exercise of warrants and conversion of convertible preferred equity securities.
       (10) Consists of (i) 3,092,143 shares of common stock, (ii) 20,169 shares of common stock held by Crestview Capital  Partners,  LLC, (iii) 1,975 shares of common stock held by Dillon  Capital,  and (iv)  725,573  shares of common stock that may be acquired from the registrant  upon exercise of outstanding  warrants and conversion of outstanding convertible preferred equity securities.

       (11) Consists of (i) 17,106 shares of common stock, (ii) 24,991 shares of common stock that may be acquired from the registrant  upon exercise of warrants and conversion of convertible  preferred equity securities,  and (iii) 3,739,860 shares of common stock  beneficially  owned by Crestview  Capital  Master,  LLC,
Dillon Capital and Crestview Capital Partners,  LLC over which Stewart Flink has voting and investment power.
       (12) Jon Nix exercises  voting and  investment  authority over the shares held by this  shareholder.
       (13) Consists of  (i) 66,808 shares of common stock,  (ii) 105,000 shares of common  stock that may be  acquired  from the  registrant  upon  exercise  of warrants and conversion of convertible  preferred equity  securities,  and (iii)
3,739,860 shares of common stock beneficially owned by Crestview Capital Master,
LLC, Dillon Capital and Crestview Capital Partners,  LLC over which Robert Hoyt,
Nancy Hoyt's  husband,  has voting and  investment  power.  Nancy Hoyt exercises voting and investment authority over the shares held by the Nancy Hoyt Revocable
Trust.
       (14) Consists of (i) 475,383  shares of common stock,  and (ii) 1,599,990 shares of common stock that may be acquired from the registrant upon exercise of warrants and conversion of convertible preferred equity securities.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         In March 2005, we borrowed  $5.14 million  pursuant to certain Note and
Warrant Purchase  Agreements.  We issued notes in the aggregate principal amount of $5.14 million to three purchasers. The notes had an original maturity date of
August 10, 2005, are secured by certain mining  equipment,  and have an interest rate of  eighteen  percent  (18%) per annum  calculated  from the 61st day until maturity.  The note  purchasers  were also issued 5-year  common stock  purchase warrants to purchase an aggregate of up to 140,000 shares of our common stock at
an  exercise  price  per  share  of  $8.50.   We  paid  an  origination  fee  of
approximately  $200,000  upon the  execution  of the loan  documents.  Crestview
Capital Master, LLC, a significant shareholder of ours, purchased a note in this transaction in the principal amount of approximately $2.1 million and received a warrant to purchase  approximately  56,000 shares of our common stock. In August
2005, the maturity date of the $5.14 million  indebtedness was extended to March
31,  2006,  and the notes were  amended to provide  that a 3% fee will be due on each of December 15, 2005 and January 30, 2006 if the loan is not repaid in full prior to  December 1, 2005 or January 16,  2006,  respectively.  Other terms and conditions  of the notes remain  unchanged.  These loans will be repaid with the proceeds of this offering.

         On March 21, 2005,  we and Robert  Chmiel,  our former chief  financial officer,  entered into a Separation Agreement in connection with his resignation as our chief financial  officer and as a director,  pursuant to which Mr. Chmiel received  (i) an aggregate  severance  payment of  $145,000,  and (ii)  retained
56,250 of previously  issued but unvested stock options as consideration fro the cancellation of his employment agreement.

         During  2005,  the Company  issued  234,240  shares of common stock and received  gross  proceeds of  approximately  $531,000 upon the exercise of stock options by employees.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

         Gordon, Hughes & Banks, LLP is  our  principal  independent  accounting firm. All audit work was performed by the full time employees of Gordon,  Hughes
& Banks, LLP.  Generally,  the  Audit Committee  approves  in advance audit and non-audit  services  to be  provided by  Gordon,  Hughes & Banks, LLP.  In other cases, in accordance with Rule 2-01(c)(7) of Securities and Exchange  Commission
Regulation S-X, the Audit Committee has delegated  pre-approval authority to the
Chairman of the Audit  Committee  for matters  which arise or otherwise  require approval between regularly  scheduled meetings of the Audit Committee,  provided that the  Chairman  reports such  approvals  to the Audit  Committee at the next regularly  scheduled  meeting of the Audit  Committee.  The Audit  Committee has considered  whether the  provision  of  non-audit  services is  compatible  with maintaining  the  principal  accountant's  independence,  and has approved  such services.

     AUDIT FEES

         Fees for audit  services  totaled  approximately  $82,000,  $53,100 and
$46,700 for the years ended  December  31,  2005,  2004 and 2003,  respectively, including fees  associated  with the annual audit,  and reviews of our quarterly reports on Form 10-QSB.

     AUDIT-RELATED FEES

         Fees for audit-related services totaled approximately  $23,000,  $2,600 and $9,500 for the years ended December 31, 2005,  2004 and 2003,  respectively.
Audit-related  services  principally  include due diligence in  connection  with acquisitions, financing transactions, and accounting consultations.

     TAX FEES

         Fees were incurred totaling  approximately $7,000, $5,500 and $0 during the years ended December 31, 2005, 2004 and 2003, respectively for tax services, including for tax compliance, tax advice and tax planning.

     ALL OTHER FEES

         No other fees were incurred  during the years ended  December 31, 2005,
2004 and 2003 for  services  provided  by  Gordon,  Hughes & Banks, LLP,  except as described above.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

         The following exhibits are filed herewith:

  EXHIBIT
   NUMBER                                   EXHIBIT TITLE
-------------

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
                  National Coal Corp.  dated January 10, 2005, filed January 12,
                  2005. (8)

    3.2           Amended and Restated Bylaws of National Coal Corp. (8)

    4.1           Amended and Restated  2004  National  Coal Corp.  Option Plan.
                  (8)*

    4.2           Indenture  dated as of December 29, 2005 among  National  Coal
                  Corp.,  its  subsidiaries,  and  Wells  Fargo  Bank,  National
                  Association, a national banking association, as trustee.

    4.3           Security Agreement dated as of December 29, 2005, by and among
                  National Coal Corp., its subsidiaries, in favor of Wells Fargo
                  Bank  National  Association,  in its capacity as trustee under the Indenture dated December 29, 2005.

    4.4           Debt Registration  Rights Agreement,  dated as of December 29,
                  2005 by and between National Coal Corp., its subsidiaries, and
                  Jefferies & Company, Inc.

    4.5           Equity Registration Rights Agreement, dated as of December 29,
                  2005  by and  between  National  Coal Corp.  and  Jefferies  &
                  Company, Inc.

    4.6           Warrant  Agreement  dated  as of  December  29,  2005  between
                  National   Coal  Corp.,   and  Wells   Fargo  Bank,   National
                  Association as warrant agent.

    4.7           Intellectual  Property Security Agreement dated as of December
                  29, 2005 by and among National Coal Corp.,  its  subsidiaries, in favor of Wells Fargo Bank, N.A. as collateral agent.

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
                  (8)

    10.7          First  Amendment to Credit  Agreement by and between  National
                  Coal  Corporation and D.B. Zwirn Special  Opportunities  Fund,
                  L.P.  as lender,  and  administrative  agent for the  lenders, dated January 11, 2005.(10)

    10.8          Second  Amendment to Credit  Agreement by and between National
                  Coal  Corporation and D.B. Zwirn Special  Opportunities  Fund,
                  L.P.  as lender,  and  administrative  agent for the  lenders, effective as of December 31, 2004.(10)

    10.9          Mineral  Rights  Purchase  and Sale  Agreement  by and between
                  National Coal Corporation and The Brimstone Co. dated December
                  6, 2004. (8)

   10.10          Form of Note and Warrant  Purchase  Agreements dated April 15,
                  2004,  including Form of Secured  Promissory  Note and Form of
                  Common Stock Purchase  Warrant  attached as exhibits  thereto.
                  (5)

   10.11          Security and Pledge  Agreement  dated April 15,  2004,  by and among  National  Coal Corp.,  National  Coal  Corporation  and
                  Stewart Flink, as agent for himself and the holders of secured promissory notes. (5)

   10.12          Subordination   Agreement   dated  April  15,  2004,  made  by
                  Crestview  Capital  Master,  LLC in favor of Stewart Flink, as agent for himself and the holders of secured promissory notes.
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

   10.14          Investor Rights  Agreement by and between  National Coal Corp.
                  and the Purchasers listed on Schedule I thereto,  dated August
                  31, 2004. (8)

   10.15          Preferred Stock and Warrant Purchase  Agreement by and between
                  National Coal Corp.  and CD Investment  Partners,  Ltd.,  with
                  respect  to  Registrant's  Series  A  Cumulative   Convertible
                  Preferred  Stock and  Warrants to Purchase  Common Stock dated
                  August 31, 2004. (8)

   10.16          Warrant,  dated August 31, 2004, issued by National Coal Corp.
                  to CD  Investment  Partners,  Ltd.  pursuant to the  Preferred
                  Stock and Warrant  Purchase  Agreement by and between National
                  Coal Corp and CD Investment  Partners,  Ltd.,  with respect to
                  Registrant's Series A Cumulative  Convertible  Preferred Stock
                  and  Warrants to Purchase  Common Stock dated August 31, 2004.
                  (8)

   10.17          Investor Rights  Agreement by and between  National Coal Corp.
                  and CD Investment Partners, Ltd. dated August 31, 2004. (8)

   10.18          Note Purchase Agreement by and between National Coal Corp. and the  persons  listed on  Schedule I thereto,  with  respect to
                  Registrant's 8% Convertible  Promissory Notes dated August 31,
                  2004,  including  Form of 8% Convertible  Promissory  Note and
                  Form of Common Stock Purchase Warrant. (8)

   10.19          Investor Rights  Agreement by and between  National Coal Corp.
                  and Crestview  Capital Master,  LLC and SDS Capital Group SPC,
                  Ltd. dated August 31, 2004. (8)

   10.20          Amended  Employment  Agreement  by and between  National  Coal
                  Corporation and Jon E. Nix dated October 1, 2004. (8)*

   10.21          Employment  Agreement by and between National Coal Corporation and T. Michael Love, dated November 14, 2005.

   10.22          Employment  Agreement by and between National Coal Corporation and Kenneth Hodak, dated September 20, 2005.

   10.23          Amended  Employment  Agreement  by and between  National  Coal
                  Corporation and Charles W. Kite dated September 16, 2004. (8)*

   10.24          Amended  Employment  Agreement  by and between  National  Coal
                  Corporation  and Jeanne L. Bowen-Nix dated September 16, 2004.
                  (8)*

   10.25          Amended  Employment  Agreement  by and between  National  Coal
                  Corporation and Joseph A. Davis, Jr. dated September 16, 2004.
                  (8)*

   10.26          Amended  Employment  Agreement  by and between  National  Coal
                  Corporation  and William R.  Snodgrass  dated October 1, 2004.
                  (8)*

   10.27          Form of Note  and  Warrant  Purchase  Agreements  by an  among
                  National Coal Corp.,  National Coal  Corporation,  and each of
                  Crestview Capital Master, LLC, Big Bend Investments, L.P., and
                  CCA (US) Fund I, L.P., dated March 10, 2005, including form of
                  Secured  Promissory  Note and form of  Common  Stock  Purchase
                  Warrant attached as exhibits thereto.(10)

   10.28          Form of Amendment Number One to Secured Promissory Note by and
                  between  National  Coal  Corporation,  and  each of  Crestview
                  Capital Master, LLC, Big Bend Investments,  L.P., and CCA (US)
                  Fund  I,   L.P.,   dated   August   10,   11  and  12,   2005,
                  respectively.(11)

   10.29          Security  Agreement by and between  National Coal  Corporation and Crestview  Capital  Master,  LLC as agent for itself,  Big
                  Bend  Investment,  L.P. and CCA (US) Fund I, L.P., dated March
                  10, 2005.(10)

   10.30          Continuing and Unconditional  Guaranty of National Coal Corp.,
                  dated  March  10,   2005,   guaranteeing   full   payment  and
                  performance  of the Notes issued by National Coal  Corporation
                  and  the  Security   Agreement   executed  by  National   Coal
                  Corporation   pursuant  to  the  Note  and  Warrant   Purchase
                  Agreements dated March 10, 2005.(10)

   10.31          Installment   Sale  Contract  by  and  between  National  Coal
                  Corporation  and  Whayne  Supply  Company,  effective  July 1,
                  2005.(11)

   10.32          Installment   Sale  Contract  by  and  between  National  Coal
                  Corporation   and  Stowers   Machinery   Corporation   (twenty
                  vehicles), effective July 1, 2005.(11)

   10.33          Installment   Sale  Contract  by  and  between  National  Coal
                  Corporation   and   Stowers   Machinery   Corporation   (three
                  vehicles), effective July 1, 2005.(11)

   10.34          Asset Purchase Agreement (Baldwin  Facility),  dated as of May
                  8, 2005,  by and between  National  Coal  Corporation  and LCC
                  Tennessee, LLC.(11)

   10.35          Separation  Agreement  by and  between  the Company and Robert
                  Chmiel, dated March 21, 2005. (10)

   10.36          Separation  Agreement  between National Coal Corp. and Mark A.
                  Oldham, dated November 14, 2005.

   10.37          Convertible   Promissory   Note   issued  by   National   Coal
                  Corporation to The Webb Group in the amount of  $1,503,016.67, as amended, dated March 25, 2003. (6)

   10.38          Convertible   Promissory   Note   issued  by   National   Coal
                  Corporation  to The Webb Group in the amount of  $1,691,885.67 dated March 25, 2003. (6)

   10.39          Promissory  Note issued by National Coal  Corporation  to Webb
                  Group Financial Services, Inc. for $75,000 dated September 25,
                  2003. (6)

   10.40          Promissory  Note issued by National Coal  Corporation  to Webb
                  Group Financial Services, Inc. for $195,314.30 dated September
                  30, 2003. (6)

   10.41          Warrant to purchase  751,500  shares of common stock issued by
                  National Coal Corporation to Webb Financial Group,  Inc. dated
                  March 25, 2003. (6)

   10.42          Warrant to purchase  845,750  shares of common stock issued by
                  National Coal Corporation to Webb Financial Group,  Inc. dated
                  March 25, 2003. (6)

   10.43          Amendment  to Warrant  to  purchase  751,500  shares of common stock issued by National Coal  Corporation  to Webb  Financial
                  Group, Inc. dated February 26, 2004. (6)

   10.44          Warrant to purchase  845,750  shares of common stock issued by
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
                  2002.

    99.1          Consolidated  Statements  of  Operations  (unaudited)  for the three months ended December 31, 2005 and 2004.
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

(9)  Incorporated  by  reference  to our  Annual  Report on Form  10-KSB for the fiscal year ended December 31, 2004.

(10) Incorporated  by  reference  to our  Quarterly  Report on Form 10-Q for the
     Quarterly Period ending March 31, 2005, filed May 16, 2005

(11) Incorporated  by  reference  to our  Quarterly  Report on Form 10-Q for the
     Quarterly Period ending September 30, 2005, filed November 14, 2005

* Indicates a management contract or compensatory plan.

                                   SIGNATURES

         Pursuant to the  requirements  of Section 13 or 15(d) of the Securities
Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       NATIONAL COAL CORP.

Date: April 10, 2006                     /s/ T. Michael Love
                                       -----------------------------------------
                                       By:   T. Michael Love
                                       Its:  Chief Financial Officer
                                             (Principal Financial and
                                             Accounting Officer)

                                POWER OF ATTORNEY

         The undersigned directors and officers of National Coal Corp. do hereby constitute and appoint Jon Nix and T. Michael Love, and each of them,  with full power of substitution and resubstitution, as their true and lawful attorneys and agents,  to do any and all  acts  and  things  in our  name  and  behalf  in our capacities as directors and officers and to execute any and all  instruments for us and in our names in the capacities  indicated below,  which said attorney and agent, may deem necessary or advisable to enable said corporation to comply with the Securities  Exchange Act of 1934, as amended and any rules,  regulations and requirements of the Securities and Exchange Commission,  in connection with this
Annual Report on Form 10-K, including specifically but without limitation, power and  authority  to  sign  for us or any of us in  our  names  in the  capacities indicated below, any and all amendments  (including  post-effective  amendments)
hereto,  and we do hereby ratify and confirm all that said attorneys and agents, or either of them, shall do or cause to be done by virtue hereof.

         Pursuant to the  requirements  of the Securities  Exchange Act of 1934, this  report has been  signed  below by the  following  persons on behalf of the
Registrant and in the capacities and on the dates indicated.

          NAME                            TITLE                        DATE
          ----                            -----                        ----

     /s/ Jon Nix              President and Chief Executive       April 10, 2006
------------------------      Officer and Director
        Jon Nix               (Principal Executive Officer)

 /s/ T. Michael Love          Chief Financial Officer and         April 10, 2006
------------------------      Director  (Principal
    T. Michael Love           Financial and Accounting
                              officer)

 /s/ Scott Filstrup           Director                            April 10, 2006
------------------------
    Scott Filstrup

 /s/ Robert Heinlein          Director                            April 10, 2006
------------------------
    Robert Heinlein

  /s/ Ken Scott               Director                            April 10, 2006
------------------------
       Ken Scott

