Form 10-Q
period 2006-03-31
NATIONAL COAL CORP
filed 2006-05-22
CIK 1089575

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

|X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 2006

                                       or

|_| Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

  For the transition period from __________________ to ______________________.

                         Commission file number 0-26509

                               NATIONAL COAL CORP.
                (name of Registrant as Specified in its Charter)

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

         Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.

Large accelerated filer |_|     Accelerated filer |_|  Non-accelerated filer |X|

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes |_| No |X|

       As of May 18, 2006, the issuer had 15,594,307 shares of common stock, par value $.0001 per share, issued and outstanding.

================================================================================

                               NATIONAL COAL CORP.

                               INDEX TO FORM 10-Q

                                                                            PAGE
                                                                            ----

PART I   FINANCIAL INFORMATION.................................................3

Item 1.  Financial Statements..................................................3

         Condensed Consolidated Balance Sheets as of March 31, 2006
         (unaudited)and December 31, 2005......................................3

         Condensed Consolidated Statements of Operations (unaudited)
         for the three months ended March 31, 2006 and March 31, 2005..........4

         Condensed Consolidated Statements of Cash Flows (unaudited)
         for the three months ended March 31, 2006 and March 31, 2005..........5

         Notes to Condensed Consolidated Financial Statements (unaudited)......6

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of  Operations.................................16

Item 3.  Quantitative and Qualitative Disclosures About Market Risk...........36

Item 4.  Controls and Procedures..............................................36

PART II  OTHER INFORMATION....................................................37

Item 1.  Legal Proceedings....................................................37

Item 1A. Risk Factors.........................................................38

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds..........38

Item 6.  Exhibits.............................................................38

                          PART I: FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

                               NATIONAL COAL CORP.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                                                                 MARCH 31,     DECEMBER 31,
                                                                                   2006            2005
                                                                               ------------    ------------
ASSETS                                                                          (unaudited)     (audited)
Current assets
   Cash and cash equivalents ...............................................   $  5,088,150    $ 25,434,988
   Accounts receivable .....................................................      3,667,384       2,929,735
   Inventory ...............................................................      1,723,058         360,614
   Other current assets ....................................................        662,911         274,591
                                                                               ------------    ------------
     Total current assets ..................................................     11,141,503      28,999,928

   Property, plant equipment and mine development, net .....................     57,241,095      50,901,681
   Assets held for sale ....................................................        979,891            --
   Deferred financing costs ................................................      2,830,818       2,958,666
   Restricted cash .........................................................     15,113,248       7,321,323
   Other non-current assets ................................................        420,382         225,820
                                                                               ------------    ------------
     Total Assets ..........................................................   $ 87,726,937    $ 90,407,418
                                                                               ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
   Current maturities of long-term debt ....................................   $  3,272,404    $  3,319,175
   Current installments of obligations under capital leases ................      1,283,261         958,907
   Accounts payable and accrued expenses ...................................     11,281,184       6,390,626
                                                                               ------------    ------------
     Total current liabilities .............................................     15,836,849      10,668,708

   Long-term debt, less current maturities, net of discount ................     54,152,829      54,541,225
   Obligations under capital leases, excluding current installments ........      1,067,378       1,196,143
   Asset retirement obligations ............................................      7,260,709       7,228,232
   Other non-current liabilities ...........................................        127,845         156,776
                                                                               ------------    ------------
     Total Liabilities .....................................................     78,445,610      73,791,084
                                                                               ------------    ------------

Commitments and contingencies (Note 11)

Stockholders' equity
   Series A convertible preferred stock, $.0001 par value; 5% coupon; 1,611 shares authorized; 1,269.21 and 1,333.44 shares issued and outstanding at
   March 31, 2006 and December 31, 2005, respectively ......................           --              --
   Common stock, $.0001 per value; 80 million shares authorized; 14,242,005 and 13,977,217 shares issued and outstanding at March 31, 2006 and
   December 31, 2005, respectively .........................................          1,424           1,398
   Additional paid-in capital ..............................................     37,511,983      37,168,122
   Accumulated deficit .....................................................    (28,232,080)    (20,553,186)
                                                                               ------------    ------------
      Total Stockholders' Equity ...........................................      9,281,327      16,616,334
                                                                               ------------    ------------
     Total Liabilities and Stockholders' Equity ............................   $ 87,726,937    $ 90,407,418
                                                                               ============    ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                               NATIONAL COAL CORP.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                                                                THREE MONTHS
                                                               ENDED MARCH 31,
                                                        ----------------------------
                                                            2006            2005
                                                        ------------    ------------
Revenues
  Coal sales ........................................   $ 19,792,596    $ 12,584,404
  Other revenues ....................................        230,962            --
                                                        ------------    ------------
   Total revenues ...................................     20,023,558      12,584,404
                                                        ------------    ------------

Expenses
  Cost of sales .....................................     20,285,541      10,897,311
  Depreciation, depletion, amortization and accretion      3,832,236       1,286,957
  General and administrative ........................      2,056,709       1,915,042
                                                        ------------    ------------
   Total operating expenses .........................     26,174,486      14,099,310
                                                        ------------    ------------

Operating loss ......................................     (6,150,928)     (1,514,906)
                                                        ------------    ------------

Other income (expense)
  Interest expense ..................................     (1,868,844)       (660,511)
  Other income (expense), net .......................        340,878         (15,622)
                                                        ------------    ------------
   Total other income (expense) .....................     (1,527,966)       (676,133)
                                                        ------------    ------------

Net loss ............................................     (7,678,894)     (2,191,039)

Preferred stock dividend ............................       (240,599)       (291,190)
                                                        ------------    ------------

Net loss attributable to common shareholders ........   $ (7,919,493)   $ (2,482,229)
                                                        ============    ============

Basic net loss per common share .....................   $      (0.57)   $      (0.18)
                                                        ============    ============

Diluted net loss per common share ...................   $      (0.57)   $      (0.18)
                                                        ============    ============

Weighted average common shares ......................     13,871,167      13,470,799
                                                        ============    ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                               NATIONAL COAL CORP.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                                                                THREE MONTHS
                                                                               ENDED MARCH 31,
                                                                        ----------------------------
                                                                            2006            2005
                                                                        ------------    ------------
Cash Flows from Operating Activities
  Net loss ..........................................................   $ (7,678,894)   $ (2,191,039)
  Adjustments to reconcile net loss to net cash provided by operating activities:
     Depreciation, depletion, amortization and accretion ............      3,832,236       1,405,326
      Amortization of deferred financing costs ......................        142,843            --
      Gain on disposal of assets ....................................       (115,579)           --
      Gain on extinguishment of debt ................................         (8,544)           --

      Settlement of asset retirement obligations ....................        (68,316)           --
     Non-cash compensation:
       Stock option expense .........................................        348,848         225,844
     Changes in operating assets and liabilities:
       Accounts receivable ..........................................       (737,649)        164,306
       Inventory ....................................................     (1,362,443)         81,210
       Prepaid and other ............................................       (582,882)         (1,784)
       Accounts payable and accrued liabilities .....................      4,665,778       1,636,126
       Other noncurrent liabilities .................................         (2,787)           --
       Deferred revenue .............................................        (26,144)           --
                                                                        ------------    ------------
         Net cash flows provided by (used in) operating activities ..     (1,593,533)      1,319,989
                                                                        ------------    ------------

Cash Flows from Investing Activities
  Property, plant and equipment purchased, net ......................    (10,612,483)     (7,274,060)
  Prepaid royalty ...................................................           --          (151,364)
  Restricted cash ...................................................     (7,791,925)        103,000
                                                                        ------------    ------------
     Net cash flows used in investing activities ....................    (18,404,408)     (7,322,424)
                                                                        ------------    ------------

Cash Flows from Financing Activities
  Proceeds from issuance of common and preferred stock ..............          9,018            --
  Proceeds from exercise of options and warrants ....................        223,300         539,500
  Proceeds from issuance of notes payable ...........................        477,967       6,537,726
  Loan acquisition costs ............................................           --           (90,062)
   Payments on notes payable ........................................       (917,089)        (80,158)
   Payments on capital leases .......................................        (69,712)       (478,631)
  Payments for deferred financing costs .............................        (72,381)           --
  Other .............................................................           --             1,755
                                                                        ------------    ------------
     Net cash flows provided by (used in) financing activities ......       (348,897)      6,430,130
                                                                        ------------    ------------

NET INCREASE (DECREASE) IN CASH .....................................    (20,346,838)        427,695
Cash and cash equivalents at beginning of period ....................     25,434,988         351,698
                                                                        ------------    ------------
Cash and cash equivalents at end of period ..........................   $  5,088,150    $    779,393
                                                                        ------------    ------------

Supplemental disclosures
  Interest paid in cash .............................................   $    120,159    $    660,511
   Non-cash investing and financing transactions:
      Warrants issued in connection with notes payable ..............           --           665,855
      Preferred stock dividends payable .............................        240,599         260,699
      Refinancing of capital leases .................................        265,300            --
      Constructive dividend attributable to preferred shareholders ..           --            30,891

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                               NATIONAL COAL CORP.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.       BASIS OF PRESENTATION

         The unaudited condensed consolidated financial statements do not include footnotes and certain financial information normally presented annually under accounting principles generally accepted in the United States of America and should, therefore, be read in conjunction with the Annual Report on Form 10-K of National Coal Corp. (the "Company") for the year ended December 31, 2005. The accompanying unaudited condensed consolidated financial statements reflect all adjustments that, in the opinion of management, are considered necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year-end. The results of operations for the quarter ended March 31, 2006 are not necessarily indicative of results that can be expected for the fiscal year.

         The accompanying financial statements reflect the Company's financial position and results of operations on a consolidated basis. All intercompany transactions and balances have been eliminated in consolidation. Certain prior period amounts have been reclassified to conform to the current year's presentation.

2.       STOCK-BASED COMPENSATION

         The Company's 2004 Option Plan (the "Plan") was authorized by the Board of Directors of the Company in March 2004, and amended in January 2005. Under the terms of the Plan, stock options may be granted to officers, directors, employees, and others. At December 31, 2005, 2,750,000 shares of common stock were authorized for issuance under the Plan. Shares subject to awards that expire unexercised or are otherwise terminated, again become available for awards. Upon exercise, stock is issued from unissued or treasury shares. The grant price of an option under the Plan generally may not be less than the fair market value of the common stock subject to such option on the date of grant. Options have a maximum life of ten years and vest 25% per year over a four year period.

         Prior to January 1, 2006, the Company accounted for stock-based compensation under Statement of Accounting Standards No. 123 "Accounting for Stock-Based Compensation" ("FAS 123"). As permitted under this standard, compensation cost was recognized using the intrinsic value method described in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). APB 25 does not require any compensation expense to be recorded in the financial statements if the exercise price of the award was equal to or more than the market price on the date of the grant.

         Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (Revised 2004), "Share-Based Payment" ("FAS 123R") using the modified-prospective transition method. FAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized as compensation expense in the consolidated financial statements based on their fair values. Under the modified-prospective transition method, the Company recognizes compensation expense for the unvested portion of all share-based payments granted on or prior to December 31, 2005 over the remaining service period based on the grant date fair value estimated in accordance with FAS 123 and recognizes compensation cost for all share-based payments granted on or subsequent to January 1, 2006 over the service period based on grant date fair value estimated in accordance with FAS 123R. As permitted by FAS 123R, prior periods were not restated to reflect the impact of the new accounting standard. During the three months ended March 31, 2006, the Company recognized approximately $350,000 of related stock compensation expense as part of general and administrative expenses.

                               NATIONAL COAL CORP.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED
                                   (UNAUDITED)

         If the Company had adopted the fair value method of accounting for stock-based compensation on January 1, 2005, compensation costs which would have been recognized and pro forma net income and earning per share for the three months ending March 31, 2005 would have been as follows:

                                                                    THREE MONTHS
                                                                       ENDED
                                                                      MARCH 31,
                                                                        2005
                                                                    -----------
Net loss attributable to common shareholders,
   as reported ..............................................       $(2,482,229)
Add: Stock-based compensation expense recognized
   under the intrinsic method ...............................           225,844
Deduct: Total stock-based compensation expense
   for stock options determined under
   the Black-Scholes option pricing model ...................          (319,875)
                                                                    -----------
Pro forma net loss ..........................................       $(2,576,260)
                                                                    ===========

Loss per share:
Basic - as reported .........................................       $     (0.18)
Basic - pro forma ...........................................       $     (0.19)
Diluted - pro forma .........................................       $     (0.19)

         The fair value of each option was estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

                                 THREE MONTHS ENDED          THREE MONTHS ENDED
                                      MARCH 31,                  MARCH 31,
                                        2006                        2005
                                 ------------------          ------------------
Risk free interest rate                 4.36%                      3.23%
Expected term (years)                   6.25                       6.25
Expected volatility                    50.58%                     48.60%
Expected dividend yield                 0.00%                      0.00%
                                 ==================          ==================

                               NATIONAL COAL CORP.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED
                                   (UNAUDITED)

3.       PROPERTY,   PLANT,   EQUIPMENT   AND  MINE   DEVELOPMENT   AND   ASSETS
         HELD-FOR-SALE

         Property, plant, equipment and mine development is as follows:

                                                              MARCH 31,      DECEMBER 31,
                                                                2006            2005
                                                            ------------    ------------
Furniture and office equipment ..........................   $    230,748    $    220,663
Mining equipment and vehicles ...........................     45,646,636      36,509,990
Land and buildings ......................................      6,723,990       6,721,858
Mine development ........................................     18,520,338      18,311,553
                                                            ------------    ------------
   Total property, plant, equipment and mine development      71,121,712      61,764,064
Less accumulated depreciation, depletion and amortization    (13,880,617)    (10,862,383)
                                                            ------------    ------------
   Property, plant, equipment and mine development, net .   $ 57,241,095    $ 50,901,681
                                                            ============    ============


         Mining equipment includes approximately $11,635,000 and $11,440,000 of gross assets under capital leases at March 31, 2006 and December 31, 2005, respectively.

         Depreciation expense for the three months ended March 31, 2006 and 2005 was approximately $3,484,000 and $1,012,000, respectively.

         The Company periodically reviews the estimated useful lives of its fixed assets. During the second quarter of 2005, this review indicated that the estimated useful lives for certain asset categories were generally determined to be less than those employed in calculating depreciation expense. As a result, the Company revised the estimated useful lives of mining equipment as of April 1, 2005. The effect of this revision was to increase depreciation expense and the net loss by approximately $1,508,000 or approximately ($0.11) per share for the three months ended March 31, 2006.

         During the three months ended March 31, 2006, the Company adopted a plan to sell its existing transportation equipment and vehicles to various outside contractors. Although we do not know the detail of all sales that will occur related to this decision, we are currently in negotiations with an outside party who is performing hauling services for the Company as an independent contractor to sell assets with a book value of appoximately $786,000 consisting primarily of 13 tractor trailers, a truck, and miscellaneous other equipment. The net book value of the Company's transportation assets at March 31, 2006 of $979,891 has been disclosed separately on the balance sheet as assets held-for-sale.

                               NATIONAL COAL CORP.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED
                                   (UNAUDITED)

4.       ACCOUNTS PAYABLE AND ACCRUED EXPENSES

         Accounts payable and accrued expenses are as follows:

                                                      MARCH 31,     DECEMBER 31,
                                                         2006           2005
                                                     -----------     -----------
Accounts payable ...............................     $ 6,372,053     $ 4,409,005
Accrued payroll and related taxes ..............         133,205         383,642
Accrued interest ...............................       1,471,438          47,466
Accrued insurance premiums .....................         330,000         789,810
Accrued preferred dividends ....................         240,599            --
Accrued equipment repair .......................       1,812,146            --
Royalty obligations ............................         388,964         204,433
Accrued federal, state and local taxes .........         532,779         556,270
                                                     -----------     -----------
Total accounts payable and accrued expenses ....     $11,281,184     $ 6,390,626
                                                     ===========     ===========

5.       DEBT AND FINANCING ARRANGEMENTS

              NOTE PAYABLE

         In January 2005, the Company signed an agreement committing the Company to the purchase of a highwall miner for a total purchase price of approximately $5,500,000, and paid a $500,000 deposit toward that purchase commitment. In March 2005, the Company borrowed approximately $5,140,000 pursuant to certain note and warrant purchase agreements and completed the purchase of this mining equipment. The Company issued notes in the aggregate principal amount of approximately $5,140,000 to three purchasers, including Crestview Capital Master, LLC. The notes had an original maturity date of August 10, 2005, later updated to March 10, 2006, were secured by the highwall miner, and had an interest rate of eighteen percent (18%). The Company paid an origination fee of approximately $200,000 upon the execution of the loan document. The note purchasers were also issued five-year common stock purchase warrants to purchase up to 140,000 shares of the Company's common stock at an exercise price per share of $8.50. The maturity dates were extended and the notes were repaid on December 29, 2005.

              EQUIPMENT NOTES

         In November 2005, the Company purchased mining equipment to be used in the Company's Kentucky operations from two former contract mining companies for approximately $1,775,000. The Company financed the purchase with a $400,000, four month, non-interest bearing note payable to one of the mining companies and a $1,300,000, twenty-four month bank note at the prime rate plus 1%. Both notes are secured by the purchased equipment. The $400,000 note was repaid early in January 2006 at a $20,000 discount from the then outstanding obligation of $300,000.

         In February and March 2006, the Company purchased service vehicles and mining equipment for approximately $478,000. The Company financed the purchases with interest bearing notes ranging in term from thirty-six to sixty months and with interest rates ranging from approximately 4.5% to 9.3%. All notes are secured by the purchased equipment.

                               NATIONAL COAL CORP.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED
                                   (UNAUDITED)

              10.5% SENIOR SECURED NOTES DUE 2010

         On December 29, 2005, the Company issued $55,000,000 of 10.5% Senior Secured Notes and Warrants to purchase a total of 1,732,632 shares of the Company's common stock. The issue consisted of 55,000 units, with each unit comprised of one $1,000 principal amount note due 2010 and one warrant, which entitles the holder to purchase 31.5024 shares of Company's common stock at an exercise price of $8.50 per share, subject to adjustment. The warrants are subject to mandatory conversion if the price of the Company's common stock remains above $12.75 for more than twenty days out of a thirty day period. The Warrants will be exercisable at any time on or after their first anniversary date and will expire on December 15, 2010. Net proceeds from this sale were approximately $52,100,000. The Company immediately used approximately $22,100,000 of the proceeds to repay existing indebtedness. During the three months ended March 31, 2006 we used approximately $2.0 million to purchase a forty-two mile rail line in Tennessee, approximately $6.5 million to purchase our second highwall miner, approximately $8.3 million as collateral to support reclamation bonds, and approximately $6.0 million as working capital.

         The indenture allows the Company to incur a first lien credit facility in the amount of $10.0 million but restricts the Company from further indebtedness unless certain fixed charge coverage ratios are maintained on a pro forma basis. The fixed charge coverage ratio is defined as the ratio of net income (loss) plus (i) fixed charges including 25% of capital expenditures made by the Company and its subsidiaries, (ii) depreciation, depletion and amortization, (iii) taxes, (iv) extraordinary losses, and (v) other non-cash income and expenses to fixed charges including 25% of capital expenditures made by the Company and its subsidiaries. To incur additional indebtedness, the Company must maintain a fixed charge coverage ratio of 2.0 to 1 for the first year of the notes, 2.25 to 1 for the second year, and 2.5 to 1 for the remaining term of the notes. The indenture also restricts payment of dividends on the Company's common stock.

         In connection with the December 29, 2005 issuance of notes, the Company entered into a separate registration rights agreement with the purchasers.
Pursuant to the separate registration rights agreement, the Company agreed to file an exchange offer registration statement registering the resale by the purchasers of all of the notes and attached warrants. If the exchange offer registration statement is not declared effective within 240 days of the issue date of the notes, the Company must pay each of the purchasers additional cash interest at the rate of 0.25% per annum for each ninety day period following default up to a maximum of 1.00% per annum. Pursuant to the separate registration rights agreement, the Company has filed two registration statements with the Securities and Exchange Commission in May 2006.

                               NATIONAL COAL CORP.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED
                                   (UNAUDITED)

         The following table summarizes debt obligations of the Company, excluding capital leases:

                                                     MARCH 31,     DECEMBER 31,
                                                       2006            2005
                                                   ------------    ------------

10.5% Notes, due 2010 ..........................   $ 55,000,000    $ 55,000,000
Bank note (prime + 1%), due 2007 ...............      1,047,971       1,200,018
Equipment note (non-interest bearing), due 2006            --           280,000
Installment purchase obligations, due 2008 .....      4,673,333       5,270,611
Equipment notes (8.39%-9.28%, due 2009-2011) ...        153,281            --
Equipment note (4.48%, due 2009) ...............        314,009            --
Other ..........................................           --            19,931
Less unamortized discounts .....................     (3,763,361)     (3,910,160)
                                                   ------------    ------------
                                                     57,425,233      57,860,400
Less current portion of long-term debt .........     (3,272,404)     (3,319,175)
                                                   ------------    ------------
Long-term debt .................................   $ 54,152,829    $ 54,541,225
                                                   ============    ============

6.       LEASES

         The Company leases mining and certain other equipment under noncancelable lease agreements ranging in initial term from six months to five years. Rental expense for equipment under operating lease agreements with initial lease terms of one year or greater was approximately $145,000 and $295,000 for the three months ending March 31, 2006 and 2005, respectively.

         During the first quarter of 2006, the Company entered into a capital lease agreement of approximately $265,000 with an equipment supplier for mining equipment with a comparable value. The lease is for a period of twenty-four months and provides for a bargain purchase option at the end of the lease term.

7.       ASSET RETIREMENT OBLIGATIONS

         In accordance with SFAS No. 143, the Company recognizes a liability for the fair value of asset retirement obligations associated with mine reclamation in the period in which the obligations are incurred or acquired. The liability is accreted to the expected reclamation date at the Company's credit-adjusted risk-free rate.

                               NATIONAL COAL CORP.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED
                                   (UNAUDITED)

         The following table describes the changes to the Company's asset retirement obligations:

         Obligation at December 31, 2005 ...............   $ 7,228,232
         Current portion included in accrued expenses ..          --
                                                           -----------
         Long-term liability at December 31, 2005 ......     7,228,232
         Accretion expense .............................       100,793
         Additions resulting from property additions ...          --
         Adjustments from recosting ....................          --
         Obligations settled ...........................       (68,316)
                                                           -----------
         Obligation at March 31, 2006 ..................     7,260,709
         Current portion included in accrued expenses ..          --
                                                           -----------
          Long-term liability at March 31, 2006 ........   $ 7,260,709
                                                           ===========

8.       STOCKHOLDERS' EQUITY

         On December 29, 2005, the Company issued 55,000 Warrants to purchase a total of 1,732,632 shares of the Company's common stock in conjunction with the issue of $55,000,000 of 10.5% Senior Secured Notes. The issue consisted of 55,000 units each of which entitle the holder to purchase 31.5024 shares of Company common stock at an exercise price of $8.50 per share, subject to adjustment. The warrants are subject to mandatory conversion if the price the Company's common stock remains above $12.75 for more than twenty days out of a thirty day period. The Warrants will be exercisable at any time on or after their first anniversary date and will expire on December 15, 2010.

         During the three months ended March 31, 2006 and 2005, no previously issued warrants were exercised.

         During the three months ended March 31, 2006 and 2005, holders of 64.23 and 36.33 shares of Series A convertible preferred stock with liquidation preferences totaling approximately $963,000 and $545,000 plus accrued dividends of $16,278 and $6,198, converted their shares into 163,288 and 91,358 shares of common stock, respectively.

         During the three months ended March 31, 2006 and 2005, the Company issued 101,500 and 206,250 shares of common stock and received gross proceeds of approximately $223,000 and $469,500, respectively, upon the exercise of stock options by employees or former employees.

9.       EARNINGS PER SHARE

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

                               NATIONAL COAL CORP.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED
                                   (UNAUDITED)

market price for a period, which are defined as anti-dilutive, are not included in the diluted earnings (loss) per share calculations because of their anti-dilutive effect. In periods of losses, diluted loss per share is computed on the same basis as basic loss per share as the inclusion of any other potential shares outstanding would be anti-dilutive.

         For the three months ended March 31, 2006 and 2005, 4,429,951 and 6,052,345 potentially dilutive shares of the Company from warrants, convertible preferred stock and stock options were not included in the computation of diluted earnings (loss) per share because to do so would be anti-dilutive.

         The computations for basic and diluted earnings per share from continuing operations for the three months ended March 31 are as follows:

                                                      2006             2005
                                                  ------------     ------------
Numerator:
Net loss .....................................      (7,678,894)    $ (2,191,039)
Preferred dividends ..........................        (240,599)        (291,190)
                                                  ------------     ------------
Numerator for basic and diluted ..............    $ (7,919,493)    $ (2,482,229)

Denominator:
Weighted average shares - basic ..............      13,871,167       13,470,799
Effect of warrants ...........................            --          1,038,892
Effect of convertable preferred shares .......       3,273,816        3,620,640
Effect of stock options ......................       1,156,135        1,392,813
                                                  ------------     ------------
Adjusted weighted average shares - diluted ...      18,301,118       19,523,144
                                                  ============     ============

Net income (loss) per share - basic ..........    $      (0.57)    $      (0.18)

Net income (loss) per share - diluted ........    $      (0.57)    $      (0.18)

10.      COMMITMENTS AND CONTINGENCIES

         In December 2004, the Company succeeded to a permit for a coal mining operation in Campbell County, Tennessee and in so doing became the real party in interest in a pending civil action filed by a group of environmental organizations in the United States District Court for the Eastern District of Tennessee. Plaintiffs alleged that issuance of the original permit was flawed because the Office of Surface mining ("OSM"), the federal agency which issued the permit, had not complied with the requirements of the National Environmental Policy Act ("NEPA") and asked that the permit be revoked by the Court. The District Court dismissed the plaintiffs' action and the plaintiffs subsequently appealed to the U.S. Sixth Circuit Court. Hearings are scheduled for 2006. Concurrently, the same plaintiffs filed a similar action alleging NEPA violation regarding OSM's approval of an application for a revision of the same permit. An unfavorable outcome of either action would not involve direct monetary damages; however significant financial losses could result from curtailed mining operations. The Company believes that these matters will be resolved favorably and without a material impact on its cash flows, results of operations or financial condition.

                               NATIONAL COAL CORP.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED
                                   (UNAUDITED)

         During 2005, the Company was audited by its previous workers' compensation insurance provider which contends that an additional approximately $1.4 million in premiums is owed for the year ended April 15, 2005. The matter primarily involves the application of premium rates to employees performing certain job functions. In January 2006, the Company attempted to settle the dispute by submitting a full accounting of the matter with a payment of approximately $427,000 to the previous insurance provider. Currently, the matter has not been resolved nor has any legal action been pursued by either party.

         In March 2006, the Company was named as defendant in a complaint filed in the United States District Court for the Eastern District of Kentucky by the sublessee of certain coal mining rights at the Company's operations in Kentucky. The Company is the sublessee of the right to mine coal using the underground method on the property in question as the result of a 2004 acquisition. The complainant claims that it possesses the right to mine the coal at this property through the surface mining method and that by mining the coal by the highwall mining method, the Company committed either an intentional or negligent trespass. The Company acknowledges that it mined the coal in question but contends that by using the highwall mining method, it mined the coal by an underground mining method and therefore committed no trespass. In response, the Company has filed a third-party complaint against a consultant who advised the Company that it had the right to mine the coal. This suit would allow the Company to recover any amounts lost if the original complainant is successful. Outside counsel is unable to estimate with reasonable certainty the probable outcome of these suits however if the Company is unsuccessful, possible awards could be as substantial as the gross profits received by the Company for the sale of the coal in question.

         In February 2006, the Company purchased a second highwall miner for approximately $6,500,000 which was immediately placed in service on the Straight Creek tracts in Southeastern Kentucky. In March 2006, this highwall miner was damaged by a rock collapse which resulted in approximately three months of lost service. Repairs to the highwall miner are expected to be approximately $1,800,000 and were recorded as a cost of sales in the first quarter of 2006. The Company's initial insurance claim was denied and management intends to take legal action against the insurance provider but is currently unable to reasonably predict an outcome.

         The Company becomes party to other legal actions, claims, arbitration and administrative proceedings from time to time in the ordinary course of business. Management does not expect the outcome of these other pending or threatened proceedings to have a material impact on its cash flows, results of operations or financial condition.

11.      RELATED PARTY TRANSACTIONS

         In March 2005, the Company borrowed approximately $5,140,000 at 18% interest with five-year common stock purchase warrants to purchase up to 140,000 shares of the Company's common stock at an exercise price per share of $8.50 by issuing notes to three purchasers, including Crestview Capital Master, LLC, which is a significant shareholder of the Company. The Company paid an origination fee of approximately $200,000 upon the execution of the loan document. The notes were repaid on December 29, 2005 with an additional 3% fee.

12.      EVENTS SUBSEQUENT TO MARCH 31, 2006 (UNAUDITED)

         In April 2006, the Company entered into new installment sales contracts with an equipment manufacturer pursuant to which the Company refinanced equipment with an aggregate principal value of

                               NATIONAL COAL CORP.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED
                                   (UNAUDITED)

approximately $2,729,000 formerly acquired under various capital leases. These installment sales contracts require payments over 36 months at fixed interest rates ranging from 7.03% to 7.5%.

         On April 21, 2006, the Company's common stock began trading on the Nasdaq National Market under its ticker symbol "NCOC". The Company had been trading on the Nasdaq SmallCap Market (SM) since April 22, 2005.

         Between April 1, 2006 and May 18, 2006, 152,500 warrants were exercised with gross proceeds totaling $1,006,500.

         Between April 1, 2006 and May 18, 2006, holders of 457.74 shares of our Series A convertible preferred stock with liquidation preferences totaling approximately $6,867,000 and unpaid dividends of approximately $41,000 converted their shares into 1,151,292 shares of our common stock.

         Between April 1, 2006 and May 18, 2006, the Company issued 48,510 shares of common stock and received gross proceeds of approximately $190,000 upon the exercise of stock options by employees or former employees.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The information contained in this Form 10-Q is intended to update the information contained in our Annual Report on Form 10-K for the year ended December 31, 2005 and presumes that readers have access to, and will have read, the "Management's Discussion and Analysis of Financial Condition and Results of Operations" and other information contained in such Form 10-K. The following discussion and analysis also should be read together with our condensed consolidated financial statements and the notes to the condensed consolidated financial statements included elsewhere in this Form 10-Q.

         This report, including this section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operation" may contain "forward-looking statements" that include information relating to future events, future financial performance, strategies, expectations, competitive environment, regulation and availability of resources. These forward-looking statements include, without limitation, statements regarding: proposed new services; our expectations concerning litigation, regulatory developments or other matters; statements concerning projections, predictions, expectations, estimates or forecasts for our business, financial and operating results and future economic performance; statements of management's goals and objectives; and other similar expressions concerning matters that are not historical facts. Words such as "may," "will," "should," "could," "would," "predicts," "potential," "continue," "expects," "anticipates," "future," "intends," "plans," "believes" and "estimates," and similar expressions, as well as statements in future tense, identify forward-looking statements.

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

         o        general economic conditions; and

         o other factors discussed under the headings "Cautionary Statements and Risk Factors" and elsewhere in this "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

OVERVIEW

         We mine, process and sell high quality bituminous steam coal from mines located in East Tennessee and Southeastern Kentucky. We own the coal mineral rights to approximately 74,600 acres of land and lease the rights to approximately 40,900 additional acres. We have expanded our operations considerably since commencing operations at a single surface mine in Tennessee in July 2003. As of March 31, 2006, our mining complexes included three underground mines, two surface mines, and one highwall mine. In addition, we have four preparation plants, two active and two inactive, and four unit train loading facilities, two active and two inactive, served by the CSX and Norfolk Southern ("NS") railroads. We hold permits that allow us to open five new mines close to our current operations. As of March 31, 2006, we controlled approximately 38.2 million estimated recoverable tons. During the three months ended March 31, 2006, we generated total revenues of $20.0 million and Adjusted EBITDA (See EBITDA NOTE below) of ($2.0) million and sold approximately 372,109 tons of coal. We expect our production to increase significantly as we continue to expand operations.

         Since our inception, our revenues have resulted primarily from the sale of coal to electric utility companies in the Southeastern United States. According to the U.S. Department of Energy, Energy Information Administration ("EIA"), in 2004 the Southeast region accounted for 23% of coal generated electricity in the United States. Also according to the EIA, the long-term outlook for coal demand in the Southeast is favorable, as coal generated electricity in our region is expected to grow at a rate of 2.0% per year according to the EIA. In addition, the Southeast region is projected by the EIA to account for 27% of the expansion of coal generated electricity in the United States over the next 20 years. For the three months ended March 31, 2006, approximately 87.6% of our revenue was generated from coal sales to electric utility companies in the Southeastern United States and our largest customers were Georgia Power, South Carolina Public Authority (Santee Cooper) and East Kentucky Power, representing approximately 35.8%, 33.5% and 10.7% of our revenues, respectively.

         In the three months ended March 31, 2006, our mines produced approximately 318,730 tons of coal. Approximately 61.4% of our production for the quarter was produced at underground mines and 38.6% was produced at our surface and highwall mine operations. We have taken advantage of a strong pricing environment to obtain long-term (greater than 12 months in duration) supply agreements with key customers at prices averaging over $50 per ton. We plan to continue to capitalize on the currently strong pricing environment by pursuing additional long-term contracts and selling coal on the spot market for the remainder of our production.

         EBITDA NOTE:

                  EBITDA is defined as net loss plus (i) other (income) expense,
         (ii) interest and financing fees, and (iii) depreciation, depletion, accretion and amortization. Adjusted EBITDA is defined as EBITDA plus stock-based compensation expense. We present EBITDA and Adjusted EBITDA to enhance understanding of our operating performance. We use EBITDA and Adjusted EBITDA as criteria for evaluating our performance relative to that of our peers, including measuring our cost effectiveness and return on capital, assessing our allocations of resources and production efficiencies and making compensation decisions. We believe that EBITDA and Adjusted EBITDA are operating performance measures that provide investors and analysts with a measure of our operating performance and permit them to evaluate our cost effectiveness and production efficiencies relative to competitors. In addition, our management uses EBITDA and Adjusted EBITDA to monitor and evaluate our business operations. However, EBITDA and Adjusted EBITDA are not measurements of financial performance under accounting principles generally accepted in the United States of America ("GAAP") and may not be comparable to other similarly titled measures of other companies. EBITDA and Adjusted EBITDA should not be considered as alternatives to cash flows from operating activities, determined in accordance with GAAP, as indicators of cash flows. The following reconciles our net loss to EBITDA and Adjusted EBITDA:

                                                         Three Months Ended
                                                              March 31,
                                                      -------------------------
                                                          2006         2005
                                                      -----------   -----------
Net loss ..........................................   $(7,678,894)  $(2,191,039)

Other (income) expense ............................      (340,878)       15,622

Interest and financing fees .......................     1,868,844       660,511

Depreciation, depletion, amortization and accretion     3,832,236     1,286,957
                                                      -----------   -----------
EBITDA ............................................    (2,318,692)     (227,949)

Stock-based compensation expense ..................       348,848       225,844
                                                      -----------   -----------
Adjusted EBITDA ...................................   $(1,969,844)  $    (2,105)
                                                      ===========   ===========


RECENT ACCOUNTING PRONOUNCEMENTS

         In March 2005, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 47 ("FIN 47"), ACCOUNTING FOR CONDITIONAL ASSET RETIREMENT OBLIGATIONS, which clarifies that an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability's fair value can be reasonably estimated. A conditional asset retirement obligation is defined as a legal obligation to perform asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. Our adoption of FIN 47 will not result in a change to current practice.

         At its March 30, 2005 meeting, the FASB ratified the consensus reached by the Emerging Issues Task Force ("EITF") in Issue No. 04-6, ACCOUNTING FOR STRIPPING COSTS INCURRED DURING PRODUCTION IN THE MINING INDUSTRY. Issue No. 04-6 requires that the costs of removing overburden and waste materials to access mineral deposits during the production phase of a mine, commonly referred to as STRIPPING COSTS, be included in the costs of the inventory produced. EITF Issue No. 04-6 is effective for the first fiscal period in fiscal years beginning after December 15, 2005, with early adoption permitted. We have adopted the EITF effective January 1, 2006. Management believes this EITF will have no impact on our financial statements.

         In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154, ACCOUNTING CHANGES AND ERROR CORRECTIONS, A REPLACEMENT OF APB OPINION NO. 20 AND FASB STATEMENT NO. 3, which changes the requirements for the accounting for and reporting of a change in accounting principle. This statement requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine the period-specific effects or the cumulative effect of change. When it is impracticable to determine the period-specific effects of an accounting change on one or more individual prior periods presented, this Statement requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings for that period rather than being reported in the income statement. Management believes this statement will have no impact on our financial statements.

RESULTS OF OPERATIONS

         The following table presents consolidated statement of operations data for each of the periods indicated as a percentage of revenues.

                                                              THREE MONTHS
                                                                  ENDED
                                                                MARCH 31,
                                                           -------------------
                                                             2006        2005
                                                           -------     -------

Revenues ...............................................     100.0 %     100.0 %
                                                           -------     -------
Operating expenses:
   Cost of sales and selling expenses ..................     101.3        86.6
   Depreciation, depletion, amortization
   and accretion .......................................      19.1        10.2
   General and administrative ..........................      10.3        15.2
                                                           -------     -------
     Total operating expenses ..........................     130.7       112.0
                                                           -------     -------
Loss from operations ...................................     (30.7)      (12.0)
Other income (expense):
   Interest expense ....................................      (9.3)       (5.3)
   Other income (expense), net .........................       1.7        (0.1)
                                                           -------     -------
Net loss ...............................................     (38.3)%     (17.4)%
                                                           =======     =======

COMPARISON OF THREE MONTHS ENDED MARCH 31, 2006 AND THREE MONTHS ENDED MARCH 31, 2005

                                              THREE MONTHS    THREE MONTHS
                                                  ENDED           ENDED
                                                MARCH 31,       MARCH 31,        PERCENT
                                                  2006            2005           CHANGE
                                              ------------    ------------    ------------
Revenues
  Coal sales ..............................   $ 19,792,596    $ 12,584,404            57.3%
  Other revenues ..........................        230,962            --                 *
                                              ------------    ------------    ------------
   Total revenues .........................     20,023,558      12,584,404            59.1%
                                              ------------    ------------

Expenses
  Cost of sales ...........................     20,285,541      10,897,311            86.2%
  Depreciation, depletion, amortization and
     accretion ............................      3,832,236       1,286,957           197.8%
  General and administrative ..............      2,056,709       1,915,042             7.4%
                                              ------------    ------------    ------------
   Total operating expenses ...............     26,174,486      14,099,310            85.6%
                                              ------------    ------------

Other income (expense)
  Interest expense ........................     (1,868,844)       (660,511)          182.9%
  Other income (expense), net .............        340,878         (15,622)        2,282.0%
                                              ------------    ------------    ------------
   Total other income (expense) ...........     (1,527,966)       (676,133)          126.0%
                                              ------------    ------------

*  Percent change not meaningful.

         REVENUES

         For the three months ended March 31, 2006, our revenues were derived entirely from coal sales to nine customers, four of which were utilities, four of which were industrial customers, and one of which was a coal broker. Our five largest customers represented 94% of our total revenues. For the three months ended March 31, 2005, our revenues were derived entirely from coal sales to ten customers, seven of which were utilities and three of which were industrial customers. Our five largest customers represented 90% of our total revenues. The increase in coal sales of approximately $7.2 million, or 57.3%, for the three months ended March 31, 2006, compared to the three months ended March 31, 2005 was attributable to an increase in sales volume of approximately 146,000 tons to approximately 372,000 tons in the first quarter of 2006 and a net improvement in quality adjustments of approximately $1,100,000 net of an average decline in the contract price per ton of approximately 3.1%. Other revenues for the three months ended March 31, 2006 include approximately $163,000 charged to another coal producer for use of our train loading facilities in Kentucky and approximately $26,000 of royalty receipts not reflected in the first quarter of 2005.

         OPERATING EXPENSES

              COST OF SALES

         Cost of sales consist primarily of salary, benefits and other compensation costs paid directly to miners, and direct costs paid to third party vendors whose goods and services were directly used in the process of producing coal inventory. Third party vendor costs include contract mining, coal purchases, equipment leases and maintenance costs, blasting costs, fuel costs, parts and supplies, and transportation costs. Excluding the cost of repairs to our second highwall miner, which was damaged by a rock collapse in March 2006 resulting in approximately $1.8 million of unexpected expenses, cost of sales increased approximately $7.6 million or 70% for the three months ended March 31, 2006 as compared to the same period in 2005. Our initial insurance claim for damage to the highwall miner was denied by our insurance carrier. The primary reason for the increase in total cost is the increase in the volume coal sales of approximately 64.5% when compared to the same period in the prior year. An 1,158.5% increase in third party coal purchases from the same period in the prior year along with a 34% decrease in low cost coal produced from our highwall miner is responsible for the remainder of the increase. Our goal is to lower costs as a percentage of revenues by employing the latest mining technologies, analyzing the Company's coal properties in order to mine them efficiently, and increasing volume to achieve economies of scale.

              GENERAL AND ADMINISTRATIVE EXPENSES

         General and administrative expenses primarily include salary, benefits, and related expenses; consulting expenses; professional fees; insurance expenses; and travel and travel related expenses. The 7.4% increase in general and administrative expenses for the three months ended March 31, 2006 as compared to the same period in the previous year is primarily attributable to an increase in executive and accounting staff offset by an approximately 61% decrease in consulting expenses.

              DEPRECIATION, DEPLETION AMORTIZATION AND ACCRETION EXPENSE

         The 197.8% increase in depreciation, depletion, amortization and accretion expense for the three months ended March 31, 2006 as compared to the comparable period in 2005, is attributable to the acquisition of property, plant and equipment in support of increased mining activity and a change in the estimated useful lives of certain mining equipment at April 1, 2005 from seven to three year lives which had the effect of increasing depreciation expense by approximately $1,508,000. Given that the coal mining business is capital intensive, we expect our depreciation expense to increase in the remainder of 2006 and beyond as we increase our acquisition of property, plant and equipment.

         OTHER INCOME (EXPENSE)

         The 182.9% increase in interest expense for the three months ended March 31, 2006 compared to the three months ended March 31, 2005 is attributable to an increase in the average outstanding balance of our senior credit facility of approximately $39,300,000 or 250.3%. Other income includes approximately $217,000 of interest income on short-term deposits and an approximately $116,000 gain on the disposal of certain mining and transportation equipment.

LIQUIDITY AND CAPITAL RESOURCES

         At March 31, 2006, we had cash and cash equivalents of approximately $5.1 million and negative working capital of approximately $4.7 million, and had negative cash flows from operations of $1.6 million for the three months then ended. During the remainder of fiscal 2006 we expect to expend substantially all of our current cash on hand as we continue to expand coals mining operations. These plans include refurbishing a 42-mile rail line acquired in the first quarter and certain other coal processing facilities, and we also expect to acquire additional mining equipment. It is anticipated that we will fund a portion of these refurbishing and expansion costs by utilizing our $10 million secured credit facility and other equipment financing. However, if our operating and expansion plans for the remainder of 2006 vary significantly from these expectations, we may have to seek additional financing sources in excess of those previously noted.

         On December 29, 2005, the Company issued $55,000,000 in aggregate principal amount of 10.5% Senior Secured Notes due 2010 (the "Senior Notes") and 55,000 warrants to purchase a total of 1,732,632 shares of the Company's common stock (the "Warrants"). The Senior Notes and Warrants were sold in Units (the "Units") consisting of one $1,000 principal amount Note and one Warrant, which entitled the holder to purchase 31.5024 shares of Company common stock at an exercise price of $8.50 per share, subject to adjustment. The warrants are subject to mandatory conversion if the price of the Company's common stock remains above $12.75 for more than twenty days out of a thirty day period. The Units were sold in a private placement exempt from the registration requirements under the Securities Act of 1933, as amended (the "Securities Act"). The Senior Notes are fully and unconditionally guaranteed on a senior secured basis by all of our wholly-owned subsidiaries and were offered and sold within the United States only to qualified institutional buyers in reliance on Rule 144A under the Securities Act.

         The Senior Notes were issued pursuant to an indenture with Wells Fargo Bank National Association, as trustee. Interest on the Senior Notes accrues from the date of issuance or the most recent interest payment date, and is payable in cash semi-annually in arrears on June 15th and September 15th of each year, commencing on June 15, 2006. The warrants are exercisable on or after December
29, 2006 and the warrants will expire on December 15, 2010. All of the securities in this offering were initially purchased by Jefferies & Company, Inc.

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

                      TIME PERIOD                            PERCENTAGE
                      -----------                            ----------
         December 15, 2008 - December 14, 2009                105.250%
           December 15, 2009 - June 14, 2010                  102.625%
              June 15, 2010 and thereafter                    100.000%


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

         We have agreed, pursuant to a registration rights agreement with the initial purchaser, to use our commercially reasonable efforts to register with the SEC a new issue of notes having substantially identical terms as the Senior Notes in order to exchange freely tradable notes for the Senior Notes. The Warrants and Warrant Shares have not been registered with the SEC and are subject to transfer restrictions. Under the terms of the registration rights agreement relating to the Warrants, we have agreed to file a shelf registration statement with the SEC covering the resale of the Warrants and the Warrant Shares, and to use our commercially reasonable efforts to cause that resale registration statement to be declared effective within 240 days after the sale date. We filed a registration statement on Form S-3 in May 2006.

         We immediately used approximately $22,100,000 of the proceeds of the Senior Note offering to repay existing indebtedness. During the three months ended March 31, 2006 we used approximately $1.96 million to purchase a forty-two mile rail line in Tennessee, approximately $6.5 million to purchase our second highwall miner, approximately $8.3 million as collateral to support reclamation bonds to the OSM, and approximately $6.0 million as working capital.

         The following table summarizes our debt obligations, excluding capital leases:

                                                     MARCH 31,      DECEMBER 31,
                                                       2006            2005
                                                   ------------    ------------

10.5% Notes, due 2010 ..........................   $ 55,000,000    $ 55,000,000
Bank note (prime + 1%), due 2007 ...............      1,047,971       1,200,018
Equipment note (non-interest bearing), due 2006            --           280,000
Installment purchase obligations, due 2008 .....      4,673,333       5,270,611
Equipment notes (8.39%-9.28%), due 2009-2011) ..        153,281            --
Equipment note (4.48%, due 2009) ...............        314,009            --
Other ..........................................           --            19,931
Less unamortized discounts .....................     (3,763,361)     (3,910,160)
                                                   ------------    ------------
                                                     57,425,233      57,860,400
Less current portion of long-term debt .........     (3,272,404)     (3,319,175)
                                                   ------------    ------------
Long-term debt .................................   $ 54,152,829    $ 54,541,225
                                                   ============    ============


         CASH FLOWS

         We currently satisfy our working capital requirements primarily through cash flows generated from operations and sales of debt and equity securities. For the three months ended March 31, 2006, we had a net decrease in cash of approximately $20.3 million. Cash flows from operating, financing and investing activities for the three months ended March 31, 2006 and 2005 are summarized in the following table:

                                                      THREE MONTHS
                                                     ENDED MARCH 31,
                                              ----------------------------
              ACTIVITY                            2006            2005
         ----------------------------------   ------------    ------------

         Operating activities .............   $ (1,593,533)   $  1,319,989
         Investing activities .............    (18,404,408)     (7,322,424)
         Financing activities .............       (348,897)      6,430,130
                                              ------------    ------------
            Net increase (decrease) in cash   $(20,346,838)   $    427,695
                                              ============    ============

         OPERATING ACTIVITIES

         The net cash used in operating activities of approximately $1.6 million during the three months ended March 31, 2006 was primarily the result of a significant increase in inventory levels in an effort to better manage our customers' shipping and quality requirements as compared to cash provided by operating activities of approximately $1.3 million for the three months ended March 31, 2005.

         INVESTING ACTIVITIES

         Cash used in investing activities of $18.4 million was primarily related to net capital expenditures of approximately $10.6 million including the acquisition of a forty-two mile rail line in Tennessee and renovations to a processing facility in Tennessee along with an increase in cash collateral supporting reclamation bonds of approximately $7.8 million as compared to approximately $7.3 million used in investing activities for the three months ended March 31, 2005.

         FINANCING ACTIVITIES

         The net cash used in financing activities of approximately $84,000 during the three months ended March 31, 2006 was primarily the result of decreased borrowings and increased repayments of bank loans and capital leases as compared to $6.4 million provided during the three months ended March 31, 2005.

         CONTRACTUAL OBLIGATIONS

         The following summarizes our contractual obligations at March 31, 2006 and the effects such obligations are expected to have on liquidity and cash flow in future periods:

                                                                  PAYMENTS DUE BY PERIOD
                                     ---------------------------------------------------------------------------------
                                                       LESS THAN 1          1-3              3-5             AFTER
                                         TOTAL            YEAR             YEARS            YEARS           5 YEARS
----------------------------------   --------------   --------------   --------------   ---------------   ------------
Notes payable                          $61,188,594       $3,272,404       $2,884,006       $55,032,184    $        --
Operating leases                           299,064          256,676           42,388                --             --
Capital leases                           2,350,639        1,283,261        1,067,378                --             --
                                     --------------   --------------   --------------   ---------------   ------------
     Total contractual obligations     $63,838,297       $4,812,341       $3,993,772       $55,032,184    $        --
                                     ==============   ==============   ==============   ===============   ============

         We rent mining equipment pursuant to operating lease agreements, and made lease payments totaling approximately $133,000 during the three months ended March 31, 2006.

         For the three months ended March 31, 2006, we accrued dividends to the holders of our Series A convertible preferred stock in the aggregate of approximately $241,000. We are required to make semi-annual cash dividend payments to the holder of the Series A preferred stock on June 30 and December 31.

OFF-BALANCE SHEET ARRANGEMENTS

         At March 31, 2006, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, variable interest or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

CRITICAL ACCOUNTING POLICIES, JUDGMENTS AND ESTIMATES

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

         Accounting measurements at interim dates inherently involve greater reliance on estimates than those made at year-end. The results for the three months ended March 31, 2006 are not necessarily indicative of results to be expected for the full year. Please refer to the section entitled "Critical Accounting Policies, Judgments and Estimates" included in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation of our Annual Report on Form 10-K for the year ended December 31, 2005 for a discussion of our critical accounting policies, judgments and estimates. There have been no material changes to the previously reported information concerning our Critical Accounting Policies, Judgments and Estimates.

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

                          RISKS RELATED TO OUR BUSINESS

OUR SUBSTANTIAL LEVEL OF INDEBTEDNESS COULD ADVERSELY AFFECT OUR FINANCIAL CONDITION.

         We have, and will continue to have substantial indebtedness. At March 31, 2006, we had approximately $55.0 million principal value of total senior debt, and for the twelve months ended March 31, 2006 our ratio of Adjusted EBITDA to interest expense was 1.2:1 and our ratio of total senior debt to Adjusted EBITDA was 8.0:1. Our indebtedness could be increased by an additional $10.0 million under a future credit facility, which will have priority over senior debt with respect to security interests in the collateral. Our high level of indebtedness could have important consequences, including the following:

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

WE MAY NOT BE ABLE TO GENERATE THE SIGNIFICANT AMOUNT OF CASH NEEDED TO PAY INTEREST AND PRINCIPAL AMOUNTS ON OUR DEBT.

         We rely primarily on our ability to generate cash in the future to service our debt. If we do not generate sufficient cash flows to meet our debt service and working capital requirements, we may need to seek additional financing. If we are unable to obtain financing on terms that are acceptable to us, we could be forced to sell our assets or those of our subsidiaries to make up for any shortfall in our payment obligations under unfavorable circumstances. The indentures currently in place and any future credit facility will limit our ability to sell assets and also restrict use of the proceeds from any such sale. Therefore, even if forced to do so, we may not be able to sell assets quickly enough or for sufficient amounts to enable us to meet our debt obligations

WE FACE NUMEROUS UNCERTAINTIES IN ESTIMATING OUR ECONOMICALLY RECOVERABLE COAL RESERVES, AND INACCURACIES IN OUR ESTIMATES COULD RESULT IN LOWER THAN EXPECTED REVENUES, HIGHER THAN EXPECTED COSTS OR DECREASED PROFITABILITY.

         We estimate that as of March 31, 2006, we control approximately 80.5 million tons of proven and probable in-place reserves, including approximately
38.2 million tons of reserves that are recoverable at this time. We base our reserves estimates on engineering, economic and geological data assembled and analyzed by our staff, which includes various engineers and geologists, and aspects of which have been reviewed by outside firms. Our estimates of our proven and probable reserves and our recoverable reserves, as well as the Btu or sulfur content of our reserves, may be revised and updated to reflect the resolution of uncertainties and assumptions, the production of coal from the reserves and new drilling or other data received.

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

         Our planned development and exploration projects and acquisition activities may not result in the acquisition of significant additional coal deposits and we may not have continuing success developing additional mines. For example, we may not be successful in acquiring contiguous properties that will leverage our existing facilities. In addition, in order to develop our coal deposits, we must receive various governmental permits. Before a mining permit is issued on a particular parcel, interested parties are eligible to file petitions to declare the land unsuitable for mining. For example, on November 10, 2005, two environmental groups filed a petition to halt the expansion of surface mining activities on the New River Tract and surrounding areas. Although this petition was dismissed, management's time and company resources were used in the process. We cannot predict whether we will continue to receive the permits necessary for us to expand our operations.

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

         We typically sell our coal for a specified tonnage amount and at a negotiated price pursuant to short-term and long-term contracts. For the three months ended March 31, 2006, 100% of the coal we produced was sold under long-term contracts. Price adjustment, "price reopener" and other similar provisions in long-term supply agreements may reduce the protection from short-term coal price volatility traditionally provided by such contracts. Two of our long-term contracts, representing 44% of our coal sales in the three months ended March 31, 2006 and which expire at the end of 2007 and 2008, contain provisions allowing the purchase price to be renegotiated or adjusted based on market prices at the time at periodic intervals. Any adjustment or renegotiation leading to a significantly lower contract price would result in decreased revenues and lower our gross margins. Coal supply agreements also typically contain force majeure provisions allowing temporary suspension of performance by us or our customers during the duration of specified events beyond the control of the affected party. Most of our coal supply agreements contain provisions requiring us to deliver coal meeting quality thresholds for certain characteristics such as Btu, sulfur content, ash content, hardness and ash fusion temperature. Failure to meet these specifications could result in economic penalties, including price adjustments, the rejection of deliveries or, in the extreme, termination of the contracts. Consequently, due to the risks mentioned above with respect to long-term supply agreements, we may not achieve the revenue or profit we expect to achieve from these sales commitments. In addition, we may not be able to successfully convert these sales commitments into long-term supply agreements.

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

WE DEPEND HEAVILY ON A SMALL NUMBER OF LARGE CUSTOMERS, THE LOSS OF ANY OF WHICH WOULD ADVERSELY AFFECT OUR OPERATING RESULTS.

         For the three months ended March 31, 2006, we derived approximately 79% of our coal revenues from sales to our three largest customers. At March 31, 2006, we had coal supply agreements with these customers that expire at various times through 2008. When these agreements expire, we may not be successful at renegotiating them and these customers may not continue to purchase coal from us pursuant to long-term coal supply agreements. If a number of these customers were to significantly reduce their purchases of coal from us, or if we were unable to sell coal to them on terms as favorable to us as the terms under our current agreements, our financial condition and results of operations could suffer materially.

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

         Our coal sales for the three months ended March 31, 2006 were approximately $19.8 million. There is no assurance that we can achieve greater sales or generate profitable sales. We expect that many coal producers could produce and sell coal at cheaper prices per ton than our production cost rates, which could adversely affect our revenues and profits, if any. There is no assurance that we will ever operate profitably. There is no assurance that we will generate continued revenues or any profits, or that the market price of our common stock will be increased thereby.

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

OUR  OPERATIONS  COULD BE  ADVERSELY  AFFECTED IF WE FAIL TO  MAINTAIN  REQUIRED
BONDS.

         Federal and state laws require bonds or cash deposits to secure our obligations to reclaim lands used for mining, to pay federal and state workers' compensation, to secure coal lease obligations and to satisfy other miscellaneous obligations. At March 31, 2006, $257,500 was on deposit with OSM for reclamation bonds related to our Patterson Mountain mining operations. In addition, we have approximately $13.8 million of cash invested in certificates of deposit, against which irrevocable bank letters of credit are written in favor of OSM and have posted a $700,000 letter of credit secured by our executive office building in favor of OSM. Reclamation bonds are typically renewable on a yearly basis if they are not posted with cash. Our failure to maintain, or inability to acquire, bonds that are required by state and federal law would have a material adverse effect on us. That failure could result from a variety of factors including the following:

         1. lack of availability, higher expense or unfavorable market terms of new bonds;

         2. restrictions on the availability of collateral for current and future third-party bond issuers under the terms of our indenture or new credit facility; and

         3. the exercise by third-party bond issuers of their right to refuse to renew the bonds.

TERRORIST THREATS AND ENVIRONMENTAL ZEALOTRY MAY NEGATIVELY AFFECT OUR BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         Our business is affected by general economic conditions, fluctuations in consumer confidence and spending, and market liquidity, which can decline as a result of numerous factors outside of our control, such as terrorist attacks and acts of war. Our business also may be affected by environmental activists who engage in activities intended to disrupt our business operations. In particular, environmental activists have conducted protests outside the homes of certain of our executives, including our Chief Executive Officer. We have spent approximately $236,000 during the three months ended March 31, 2006 on security measures and related legal fees, largely as a result of the actions of some environmental activists. Future terrorist attacks against U.S. targets, rumors or threats of war, actual conflicts involving the United States or its allies, or military or trade disruptions affecting our customers may materially adversely affect our operations. As a result, there could be delays or losses in transportation and deliveries of coal to our customers, decreased sales of our coal and extension of time for payment of accounts receivable from our customers. Strategic targets such as energy-related assets may be at greater risk of future terrorist attacks than other targets in the United States. In addition, disruption or significant increases in energy prices could result in government-imposed price controls. It is possible that any, or a combination, of these occurrences could have a material adverse effect on our business, financial condition and results of operations.

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

         Factors that may influence our quarterly operating results include:

         1.       the worldwide demand for coal;

         2.       the price of coal;

         3.       the supply of coal and other competitive factors;

         4.       the costs to mine and transport coal;

         5.       the ability to obtain new mining permits;

         6. the costs of reclamation of previously mined properties; and industry competition.

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

OUR STOCK PRICE MAY DECREASE, WHICH COULD ADVERSELY AFFECT OUR BUSINESS AND CAUSE OUR SHAREHOLDERS TO SUFFER SIGNIFICANT LOSSES.

         The following factors could cause the market price of our common stock to decrease, perhaps substantially:

         1. the failure of our quarterly operating results to meet expectations of investors or securities analysts;

         2. adverse developments in the financial markets, the coal and energy industries and the worldwide or regional economies;

         3.       interest rates;

         4.       changes in accounting principles;

         5.       sales of common stock by existing security holders;

         6.       announcements of key developments by our competitors; and

         7.       the   reaction   of  markets   and   securities   analysts  to
                  announcements and developments involving our Company.

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

         As of May 18, 2006, our officers and directors and their affiliates owned approximately 38.8% of our outstanding voting shares. As a result, our officers and directors are able to exert considerable influence over the outcome of any matters submitted to a vote of the holders of our common stock, including the election of our Board of Directors. The voting power of these shareholders could also discourage others from seeking to acquire control of us through the purchase of our common stock which might depress the price of our common stock.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         Please refer to Part II, Item 7A, "Quantitative and Qualitative Discussions About Market Risk," in our Annual Report on Form 10-K for the year ended December 31, 2005, for a discussion of certain market risk factors, which may impact our business. There has been no significant change to our market risk exposures for the three months ended March 31, 2006.

ITEM 4. CONTROLS AND PROCEDURES.

         Members of the company's management, including our Chief Executive Officer and President, Jon Nix, and Chief Financial Officer, T. Michael Love, have evaluated the effectiveness of our disclosure controls and procedures, as defined by paragraph (e) of Exchange Act Rules 13a-15 or 15d-15, as of March 31, 2006, the end of the period covered by this report. Based upon that evaluation, Messrs. Nix and Love concluded that our disclosure controls and procedures are effective.

         There has been no change in our internal control over financial reporting during the three months ended March 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

         Our management, including our CEO and CFO, does not expect that the company's disclosure controls and procedures or the company's internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of the controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected.

                           PART II: OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

         Information regarding reportable legal proceedings is contained in Part I, "Item 3. Legal Proceedings" in our Annual Report on Form 10-K for the year ended December 31, 2005. The following describes legal proceedings, if any, that became reportable during the quarter ended March 31, 2006, and amends and restates descriptions of previously reported legal proceedings in which there have been material developments during such quarter.

         In December 2004, the Company succeeded to a permit for a coal mining operation in Campbell County, Tennessee and in so doing became the real party in interest in a pending civil action filed by a group of environmental organizations in the United States District Court for the Eastern District of Tennessee. Plaintiffs alleged that issuance of the original permit was flawed because the Office of Surface mining ("OSM"), the federal agency which issued the permit, had not complied with the requirements of the National Environmental Policy Act ("NEPA") and asked that the permit be revoked by the Court. The District Court dismissed the plaintiffs' action and the plaintiffs subsequently appealed to the U.S. Sixth Circuit Court. Hearings are scheduled for 2006. Concurrently, the same plaintiffs filed a similar action alleging NEPA violation regarding OSM's approval of an application for a revision of the same permit. An unfavorable outcome of either action would not involve direct monetary damages; however significant financial losses could result from curtailed mining operations. The Company believes that these matters will be resolved favorably and without a material impact on its cash flows, results of operations or financial condition.

         During 2005, the Company was audited by its previous workers' compensation insurance provider which contends that an additional approximately $1.4 million in premiums is owed for the year ended April 15, 2005. The matter primarily involves the application of premium rates to employees performing certain job functions. In January 2006, the Company attempted to settle the dispute by submitting a full accounting of the matter with a payment of approximately $427,000 to the previous insurance provider. Currently, the matter has not been resolved nor has any legal action been pursued by either party.

         In March 2006, the Company was named as defendant in a complaint filed in the United States District Court for the Eastern District of Kentucky by the sublessee of certain coal mining rights at the Company's operations in Kentucky. The Company is the sublessee of the right to mine coal using the underground method on the property in question as the result of a 2004 acquisition. The complainant claims that it possesses the right to mine the coal at this property through the surface mining method and that by mining the coal by the highwall mining method, the Company committed either an intentional or negligent trespass. The Company acknowledges that it mined the coal in question but contends that by using the highwall mining method, it mined the coal by an underground mining method and therefore committed no trespass. In response, the Company has filed a third-party complaint against a consultant who advised the Company that it had the right to mine the coal. This suit would allow the Company to recover any amounts lost if the original complainant is successful. Outside counsel is unable to estimate with reasonable certainty the probable outcome of these suits however if the Company is unsuccessful, possible awards could be as substantial as the gross profits received by the Company for the sale of the coal in question.

         In February 2006, the Company purchased a second highwall miner for approximately $6,500,000 which was immediately placed in service on the Straight Creek tracts in Southeastern Kentucky. In March 2006, this highwall miner was damaged by a rock collapse which resulted in approximately three months of lost service. Repairs to the highwall miner are expected to be approximately $1,800,000 and were recorded as a cost of sales in the first quarter of 2006. The Company's initial insurance claim was denied and management intends to take legal action against the insurance provider but is currently unable to reasonably predict an outcome.

         The Company becomes party to other legal actions, claims, arbitration and administrative proceedings from time to time in the ordinary course of business. Management does not expect the outcome of these other pending or threatened proceedings to have a material impact on its cash flows, results of operations or financial condition.

ITEM 1A. RISK FACTORS.

         A restated description of the risk factors associated with our business is included under "Cautionary Statements and Risk Factors" in "Management's Discussion and Analysis of Financial Condition and Results of Operations," contained in Item 2 of Part I of this report. This description includes any material changes to and supersedes the description of the risk factors associated with our business previously disclosed in our 2005 Annual Report on Form 10-K and is incorporated herein by reference.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

         During the three months ended March 31, 2006, holders of 64.23 shares of our Series A convertible preferred stock with liquidation preferences totaling approximately $963,000 and unpaid dividends totaling approximately $16,000, converted their shares into 163,288 shares of our common stock. The issuance of these securities was exempt from the registration requirements of the Securities Act pursuant to Section 3(a)(9) of the Securities Act as an exchange by the issuer with its existing security holders where no commission or other remuneration is paid for soliciting such exchange.

         From April 1, 2006 through May 18, 2006, holders of 457.74 shares of our Series A convertible preferred stock with liquidation preferences totaling approximately $6,867,000 and unpaid dividends totaling approximately $41,000 converted their shares into 1,151,292 shares of our common stock. The issuance of these securities was exempt from the registration requirements of the Securities Act pursuant to Section 3(a)(9) of the Securities Act as an exchange by the issuer with its existing security holders where no commission or other remuneration is paid for soliciting such exchange.

         In addition, from April 1, 2006 through May 18, 2006, holders of warrants to purchase an aggregate of 152,500 shares of our common stock exercised such warrants at a price of $6.60 per share for proceeds to us of $1,006,500. The issuance and sale of these securities was exempt from the registration and prospectus delivery requirements of the Securities Act pursuant to Section 4(2) of the Securities Act as a transaction not involving any public offering.

ITEM 6.  EXHIBITS

              THE FOLLOWING EXHIBITS ARE FILED AS PART OF THIS REPORT:

EXHIBIT
NUMBER                                 EXHIBIT TITLE
-------        -----------------------------------------------------------------

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

                                         NATIONAL COAL CORP.


Date: May 22, 2006                         /s/ T. Michael Love
                                         ---------------------------------------
                                     By:   T. Michael Love
                                     Its:  Chief Financial Officer
                                           (Principal Financial and
                                           Accounting Officer)