Form 10-Q
period 2006-06-30
NATIONAL COAL CORP
filed 2006-08-08
CIK 1089575

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

|X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 2006

                                       or

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

         As of August 4, 2006, the issuer had 15,745,396 shares of common stock, par value $.0001 per share, issued and outstanding.


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

                               INDEX TO FORM 10-Q

                                                                            PAGE
                                                                            ----

PART I   FINANCIAL INFORMATION.................................................3

Item 1.  Financial Statements..................................................3

         Condensed Consolidated Balance Sheets as of June 30, 2006
         (unaudited) and December 31, 2005.....................................3

         Condensed Consolidated Statements of Operations (unaudited)
         for the three months and the six months ended June 30, 2006 and June 30, 2005.....................................................4

         Condensed Consolidated Statements of Cash Flows (unaudited)
         for the six months ended June 30, 2006 and June 30, 2005..............5

         Notes to Condensed Consolidated Financial Statements (unaudited)......7

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of  Operations.................................16

Item 3.  Quantitative and Qualitative Disclosures About Market Risk...........38

Item 4.  Controls and Procedures..............................................38

PART II  OTHER INFORMATION....................................................39

Item 1.  Legal Proceedings....................................................39

Item 1A. Risk Factors.........................................................40

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds..........40

Item 4.  Submission of Matters to a Vote of Security Holders..................40

Item 6.  Exhibits.............................................................41

                          PART I: FINANCIAL INFORMATION
ITEM 1.     FINANCIAL STATEMENTS

                               NATIONAL COAL CORP.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                JUNE 30,       DECEMBER 31,
                                                                                  2006            2005
                                                                              ------------    ------------
                                                                              (unaudited)      (audited)
ASSETS
Current assets
   Cash and cash equivalents ..............................................   $  1,469,935    $ 25,434,988
   Accounts receivable ....................................................      2,575,708       2,929,735
   Inventory ..............................................................      1,288,800         360,614
   Other current assets ...................................................        525,856         274,591
                                                                              ------------    ------------
     Total current assets .................................................      5,860,299      28,999,928

   Assets held for sale ...................................................      1,450,560            --
   Property, plant, equipment and mine development, net ...................     59,965,230      50,901,681
   Deferred financing costs ...............................................      2,695,695       2,958,666
   Restricted cash ........................................................     15,521,226       7,321,323
   Other non-current assets ...............................................        318,433         225,820
                                                                              ------------    ------------
     Total Assets .........................................................   $ 85,811,443    $ 90,407,418
                                                                              ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
   Current maturities of long-term debt ...................................   $  4,099,569    $  3,319,175
   Current installments of obligations under capital leases ...............        111,478         958,907
   Accounts payable and accrued expenses ..................................     12,573,265       6,390,626
                                                                              ------------    ------------
     Total current liabilities ............................................     16,784,312      10,668,708

   Long-term debt, less current maturities, net of discount ...............     55,234,343      54,541,225
   Obligations under capital leases, excluding current installments .......        112,328       1,196,143
   Asset retirement obligations ...........................................      6,820,828       7,228,232
   Other non-current liabilities ..........................................        158,260         156,776
                                                                              ------------    ------------
     Total Liabilities ....................................................   $ 79,110,071    $ 73,791,084
                                                                              ------------    ------------

Commitments and contingencies (Note 11)

Stockholders' equity
   Series A convertible preferred stock, $.0001 par value; 5% coupon; 1,611 shares authorized; 791.43 and 1,333.44 shares issued and outstanding at
     June 30, 2006 and December 31, 2005, respectively ....................           --              --
   Common stock, $.0001 per value; 80 million shares authorized; 15,745,396 and 13,977,217 shares issued and outstanding at June 30, 2006 and
     December 31, 2005, respectively ......................................          1,575           1,398
   Additional paid-in capital .............................................     39,829,459      37,168,122
   Accumulated deficit ....................................................    (33,129,662)    (20,553,186)
                                                                              ------------    ------------
     Total Stockholders' Equity ...........................................      6,701,372      16,616,334
                                                                              ------------    ------------
     Total Liabilities and Stockholders' Equity ...........................   $ 85,811,443    $ 90,407,418
                                                                              ============    ============

The accompanying notes are an integral part of these consolidated financial statements.

                               NATIONAL COAL CORP.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                       THREE MONTHS                     SIX MONTHS
                                                      ENDED JUNE 30,                  ENDED JUNE 30,
                                               ----------------------------    ----------------------------
                                                   2006            2005            2006            2005
                                               ------------    ------------    ------------    ------------
Revenues
  Coal sales ...............................   $ 23,586,977    $ 16,010,644    $ 43,379,572    $ 28,595,048
  Other revenues ...........................        248,085            --           479,047            --
                                               ------------    ------------    ------------    ------------
   Total revenues ..........................     23,835,062      16,010,644      43,858,619      28,595,048
                                               ------------    ------------    ------------    ------------

Expenses
  Cost of sales ............................     21,197,392      11,931,156      41,482,933      22,666,864
  Depreciation, depletion, amortization
    and accretion ..........................      4,081,510       2,670,968       7,913,746       3,957,925
  General and administrative ...............      2,101,327       1,621,376       4,158,035       3,698,021
                                               ------------    ------------    ------------    ------------
   Total operating expenses ................     27,380,229      16,223,500      53,554,714      30,322,810
                                               ------------    ------------    ------------    ------------

Operating loss .............................     (3,545,167)       (212,856)     (9,696,095)     (1,727,762)
                                               ------------    ------------    ------------    ------------

Other income (expense)
  Interest expense .........................     (1,859,189)     (1,087,062)     (3,728,033)     (1,747,573)
  Other income (expense), net ..............        506,774          70,551         847,652          54,929
                                               ------------    ------------    ------------    ------------
   Total other income (expense) ............     (1,352,415)     (1,016,511)     (2,880,381)     (1,692,644)
                                               ------------    ------------    ------------    ------------

Net loss ...................................   $ (4,897,582)   $ (1,229,367)   $(12,576,476)   $ (3,420,406)

Preferred stock dividend ...................       (122,287)       (304,575)       (362,886)       (595,765)
                                               ------------    ------------    ------------    ------------

Net loss attributable to common shareholders   $ (5,019,869)   $ (1,533,942)   $(12,939,362)   $ (4,016,171)
                                               ============    ============    ============    ============

Basic net loss per common share ............   $      (0.34)   $      (0.11)   $      (0.90)   $      (0.30)
                                               ============    ============    ============    ============

Diluted net loss per common share ..........   $      (0.34)   $      (0.11)   $      (0.90)   $      (0.30)
                                               ============    ============    ============    ============

Weighted average common shares .............     14,881,841      13,736,316      14,318,894      13,604,451
                                               ============    ============    ============    ============

The accompanying notes are an integral part of these consolidated financial statements.

                                NATIONAL COAL CORP.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                  SIX MONTHS
                                                                                ENDED JUNE 30,
                                                                        ----------------------------
                                                                             2006           2005
                                                                        ------------    ------------
Cash Flows from Operating Activities
  Net loss ..........................................................   $(12,576,476)   $ (3,420,406)
  Adjustments to reconcile net loss to net cash provided by operating activities:
    Depreciation, depletion, amortization and accretion .............      7,913,746       3,957,925
      Amortization of deferred financing costs ......................        286,516            --
      Amortization of discount on long-term debt ....................        291,888            --
      Gain on disposal of assets ....................................       (192,848)           --
      Gain on extinguishment of debt ................................       (269,608)           --

     Non-cash compensation:
       Stock option expense .........................................        703,940         449,205
     Changes in operating assets and liabilities:
       Decrease in accounts receivable ..............................        354,027         288,323
       Increase in inventory ........................................       (928,186)       (333,035)
       (Increase) decrease in prepaid and other .....................       (343,878)         93,881
       Increase in accounts payable and accrued liabilities .........      5,902,570       2,322,219
       Decrease in deferred revenue .................................        (43,220)           --
       Increase in other liabilities ................................         44,704            --
       Settlement of asset retirement obligations ...................       (626,551)           --
                                                                        ------------    ------------
         Net cash flows provided by operating activities ............        516,624       3,358,112
                                                                        ------------    ------------

Cash Flows from Investing Activities
  Capital expenditures ..............................................    (18,829,806)     (9,128,039)
  Proceeds from the sale of equipment ...............................        871,330            --
  Deposits and prepaid royalty ......................................           --            70,259
  Increase in restricted cash .......................................     (8,199,903)           --
                                                                        ------------    ------------
     Net cash flows used in investing activities ....................    (26,158,379)     (9,057,780)
                                                                        ------------    ------------

Cash Flows from Financing Activities
  Proceeds from issuance of common and preferred stock ..............        897,018         253,491
  Proceeds from exercise of options and warrants ....................      1,420,122         472,833
  Proceeds from issuance of notes payable ...........................      3,362,316       6,933,758
  Proceeds from capital leases ......................................        265,300            --
  Loan acquisition costs ............................................           --           (56,000)
  Payments on notes payable .........................................     (1,923,584)       (109,585)
  Payments on capital leases ........................................     (2,196,544)     (1,032,203)
  Payments for deferred financing costs .............................        (80,931)           --
  Payments for preferred dividends ..................................        (66,995)       (528,794)
                                                                        ------------    ------------
     Net cash flows provided by financing activities ................      1,676,702       5,933,500
                                                                        ------------    ------------

NET INCREASE (DECREASE) IN CASH .....................................    (23,965,053)        233,832
Cash and cash equivalents at beginning of period ....................     25,434,988         351,698
                                                                        ------------    ------------
Cash and cash equivalents at end of period ..........................      1,469,935    $    585,530
                                                                        ------------    ------------




Supplemental disclosures
  Interest paid in cash .............................................   $  2,908,114    $  1,239,115
   Non-cash investing and financing transactions:
      Preferred stock and dividends converted to common stock .......      8,193,873       1,044,774
      Preferred dividend payable ....................................        295,891            --
      Constructive dividend attributable to preferred shareholders ..           --            66,971

The accompanying notes are an integral part of these consolidated financial statements.

                               NATIONAL COAL CORP.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

1.       BASIS OF PRESENTATION

         The unaudited condensed consolidated financial statements do not include footnotes and certain financial information normally presented annually under accounting principles generally accepted in the United States of America and should, therefore, be read in conjunction with the Annual Report on Form 10-K of National Coal Corp. (the "Company") for the year ended December 31, 2005. The accompanying unaudited condensed consolidated financial statements reflect all adjustments that, in the opinion of management, are considered necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year-end. The results of operations for the quarter ended June 30, 2006 are not necessarily indicative of results that can be expected for the fiscal year.

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

         Prior to January 1, 2006, the Company accounted for stock-based compensation under Statement of Financial Accounting Standards No. 123 ACCOUNTING FOR STOCK-BASED COMPENSATION ("FAS 123"). As permitted under this standard, compensation cost was recognized using the intrinsic value method described in Accounting Principles Board Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES ("APB 25"). APB 25 does not require any compensation expense to be recorded in the consolidated financial statements if the exercise price of the award was equal to or more than the market price on the date of the grant.

         Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (Revised 2004), SHARE-BASED PAYMENT ("FAS 123R")
using the modified-prospective transition method. FAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized as compensation expense in the consolidated financial statements based on their fair values. Under the modified-prospective transition method, the Company recognizes compensation expense for the unvested portion of all share-based payments granted on or prior to December 31, 2005 over the remaining service period based on the grant date fair value estimated in accordance with FAS 123 and recognizes compensation cost for all share-based payments granted on or subsequent to January 1, 2006 over the service period based on grant date fair value estimated in accordance with FAS 123R. As permitted by FAS 123R, prior periods were not restated to reflect the impact of the new accounting standard. During the six months ended June 30, 2006, the Company recognized $703,940 of related stock compensation expense as part of compensation expenses.

                               NATIONAL COAL CORP.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED
                                   (unaudited)

         If the Company had adopted the fair value method of accounting for stock-based compensation on January 1, 2005, compensation costs which would have been recognized and pro forma net loss and loss per share for the three months and the six months ended June 30, 2005 would have been as follows:

                                                     THREE MONTHS    SIX MONTHS
                                                        ENDED           ENDED
                                                       JUNE 30,        JUNE 30,
                                                         2005           2005
                                                     -----------    -----------
Net loss attributable to common shareholders,
   as reported ...................................   $(1,533,942)   $(4,016,171)
Add: Stock-based compensation expense
   recognized under the intrinsic method .........       223,362        449,206
Deduct: Total stock-based compensation
   expense for stock options determined under the
   Black-Scholes option pricing model ............      (289,590)      (609,465)
                                                     -----------    -----------
Pro forma net loss ...............................   $(1,600,170)   $(4,176,430)
                                                     ===========    ===========

Loss per share:
Basic - as reported ..............................   $     (0.11)   $     (0.30)
Basic - pro forma ................................   $     (0.12)   $     (0.31)

         The fair value of each option was estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

                                    THREE MONTHS ENDED      SIX MONTHS ENDED
                                         JUNE 30,                JUNE 30,
                                   --------------------    --------------------
                                     2006        2005        2006        2005
                                   --------    --------    --------    --------

Risk free interest rate ........       4.85%       4.33%       4.63%       4.33%
Expected term (years) ..........       6.25        6.25        6.25        6.25
Expected volatility ............      50.31%      47.92%      50.43%      47.92%
Expected dividend yield ........        0.0%        0.0%        0.0%        0.0%
                                   ========    ========    ========    ========

                               NATIONAL COAL CORP.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED
                                   (unaudited)


3.       PROPERTY,   PLANT,   EQUIPMENT   AND  MINE   DEVELOPMENT   AND   ASSETS
         HELD-FOR-SALE

         Property, plant, equipment and mine development is as follows:

                                                    JUNE 30,        DECEMBER 31,
                                                      2006             2005
                                                  ------------     ------------

Furniture and office equipment ...............    $    334,716     $    220,663
Mining equipment and vehicles ................      50,184,549       36,509,990
Land and buildings ...........................       6,740,411        6,721,858
Mine development .............................      19,259,268       18,311,553
                                                  ------------     ------------
     Total property, plant, equipment
        and mine development .................      76,518,944       61,764,064
Less accumulated depreciation, depletion
   and amortization ..........................     (16,553,714)     (10,862,383)
                                                  ------------     ------------
     Property, plant, equipment and mine
        development, net .....................    $ 59,965,230     $ 50,901,681
                                                  ============     ============


         Mining equipment includes approximately $265,300 and $2,325,000 of gross assets under capital leases at June 30, 2006 and December 31, 2005, respectively.

         Depreciation expense was approximately $3,673,000 and $2,111,000, for the three months ended June 30, 2006 and 2005, respectively, and $7,157,000 and $3,123,000, for the six months ended June 30, 2006 and 2005, respectively.

         The Company periodically reviews the estimated useful lives of its fixed assets. During the second quarter of 2005, this review indicated that the estimated useful lives for certain asset categories were generally determined to be less than those employed in calculating depreciation expense. As a result, the Company revised the estimated useful lives of mining equipment as of April 1, 2005. Had this revision been made as of January 1, 2005, the effect would have been to increase depreciation expense and the net loss by approximately $1,612,000 or $(0.12) per share for the six months ended June 30, 2005.

         During the three months ended March 31, 2006, the Company adopted a plan to sell existing transportation and mining equipment to various outside contractors. Although the details of all sales that will occur related to this decision are not known, the Company is currently in negotiations with outside parties to sell assets with a net book value of $1,450,560 consisting primarily of transportation and mining equipment. The net book value of these assets at June 30, 2006, which approximates the lower of cost or market, has been disclosed separately on the balance sheet as assets held for sale.

         In July, 2006, the Company signed a letter of intent to enter into a sale-leaseback transaction with a financial institution involving the Company's highwall miner purchased in February 2006. The terms have not been established however the value of the transaction will be based on a fair market value appraisal of the highwall miner at the time of the transaction.

                               NATIONAL COAL CORP.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED
                                   (unaudited)

4.       ACCOUNTS PAYABLE AND ACCRUED EXPENSES

         Accounts payable and accrued expenses are as follows:

                                                       JUNE 30,     DECEMBER 31,
                                                        2006            2005
                                                     -----------     -----------

Accounts payable ...............................     $ 9,833,362     $ 3,744,295
Accrued payroll and related taxes ..............         294,850         383,642
Accrued interest ...............................         248,316          47,466
Accrued insurance ..............................         330,000         789,810
Accrued preferred dividends ....................         295,891            --
Royalty obligations ............................       1,017,670         869,143
Accrued federal, state and local taxes .........         553,176         556,270
                                                     -----------     -----------
Total accounts payable and accrued expenses ....     $12,573,265     $ 6,390,626
                                                     ===========     ===========


5.       DEBT AND FINANCING ARRANGEMENTS

              NOTE PAYABLE

         In January 2005, the Company signed an agreement committing the Company to the purchase of a highwall miner for a total purchase price of approximately $5,500,000, and paid a $500,000 deposit toward that purchase commitment. In March 2005, the Company borrowed approximately $5,140,000 pursuant to certain note and warrant purchase agreements and completed the purchase of this mining equipment. The Company issued notes in the aggregate principal amount of approximately $5,140,000 to three purchasers, including Crestview Capital Master, LLC. The notes had an original maturity date of August 10, 2005, later extended to March 10, 2006, were secured by the highwall miner, and had an interest rate of eighteen percent (18%). The Company paid an origination fee of approximately $200,000 upon the execution of the loan document. The note purchasers were also issued five-year common stock purchase warrants to purchase up to 140,000 shares of the Company's common stock at an exercise price per share of $8.50. The maturity dates were extended and the notes were repaid on December 29, 2005.

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

                               NATIONAL COAL CORP.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED
                                   (unaudited)

              10.5% SENIOR SECURED NOTES DUE 2010

         On December 29, 2005, the Company issued $55,000,000 of 10.5% Senior Secured Notes and Warrants to purchase a total of 1,732,632 shares of the Company's common stock. The issue consisted of 55,000 units, with each unit comprised of one $1,000 principal amount note due 2010 and one warrant, which entitles the holder to purchase 31.5024 shares of the Company's common stock at an exercise price of $8.50 per share, subject to adjustment. The warrants are subject to mandatory conversion if the price of the Company's common stock remains above $12.75 for more than twenty days out of a thirty day period. The Warrants will be exercisable at any time on or after their first anniversary date and will expire on December 15, 2010. Net proceeds from this sale were approximately $52,100,000. The Company immediately used approximately $22,100,000 of the proceeds to repay existing indebtedness. During the six months ended June 30, 2006 the Company used approximately $2.0 million to purchase a forty-two mile rail line in Tennessee, approximately $8.3 million as collateral to support reclamation bonds, and $19.7 million to purchase a second highwall miner, other equipment, and use as working capital.

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

         In connection with the December 29, 2005 issuance of notes, the Company entered into a separate registration rights agreement with the purchasers.
Pursuant to the separate registration rights agreement, the Company agreed to file an exchange offer registration statement registering the resale by the purchasers of all of the notes and attached warrants. If the exchange offer registration statement is not declared effective within 240 days of the issue date of the notes, the Company must pay each of the purchasers additional cash interest at the rate of 0.25% per annum for each ninety day period following default up to a maximum of 1.00% per annum. Pursuant to the separate registration rights agreement, the Company filed two registration statements with the Securities and Exchange Commission in May 2006. Both registration statements were declared effective on July 28, 2006.

              INSTALLMENT PURCHASE OBLIGATIONS

         In August 2005, the Company's wholly-owned subsidiary, National Coal Corporation, entered into installment sale contracts with an equipment manufacturer, effective in July 2005, pursuant to which National Coal Corporation purchased, and financed or refinanced, certain equipment used in its coal mining operations. Pursuant to the installment sale contracts, the Company financed or refinanced approximately $7.3 million in equipment at rates ranging from 5.22% to 7.65%.

         The total $6,717,650 aggregate principal balance of these contracts included refinancing obligations previously under capital leases of
approximately   $2,937,000  at  June  30,  2005  representing  gross  assets  of approximately $4,372,000. This resulted in the recognition of a gain of approximately $328,000. The remaining $3,781,000 is related to the purchase of equipment formerly under operating lease and new equipment. The installment sale contracts require monthly payments of principal and interest through January 14, 2008.

                               NATIONAL COAL CORP.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED
                                   (unaudited)

         In April 2006, the Company entered into new installment sale contracts with an equipment manufacturer pursuant to which the Company refinanced equipment with an aggregate principal value of approximately $2,729,000 formerly acquired under various capital leases resulting in a gain of approximately $261,000. These installment sale contracts require payments over 36 months at fixed interest rates ranging from 7.03% to 7.5%. The obligations under the installment sale contracts are secured by the equipment purchased.


         The following table summarizes debt obligations of the Company, excluding capital leases:

                                                     JUNE 30,       DECEMBER 31,
                                                       2006            2005
                                                   ------------    ------------

10.5% Notes, due 2010 ..........................   $ 55,000,000    $ 55,000,000
Bank note (prime + 1%), due 2007 ...............        894,229       1,200,018
Equipment note (non-interest bearing), due 2006            --           280,000
Installment purchase obligations, due 2006-2009       2,456,900            --
Installment purchase obligations, due 2008 .....      4,066,771       5,270,611
Equipment notes (8.39%-9.28%, due 2009-2011) ...        144,189            --
Equipment note (4.48%, due 2009) ...............        287,875            --
Other ..........................................         98,263          19,931
Less unamortized discounts .....................     (3,614,315      (3,910,160)
                                                   ------------    ------------
                                                     59,333,912      57,860,400
Less current portion of long-term debt .........     (4,099,569)     (3,319,175)
                                                   ------------    ------------
Long-term debt .................................   $ 55,234,343    $ 54,541,225
                                                   ============    ============

6.       LEASES

         The Company leases mining and certain other equipment under noncancelable lease agreements ranging in initial term from six months to five years. Rental expense for equipment under operating lease agreements with initial lease terms of one year or greater was approximately $37,000 and $396,000 for the three months ended June 30, 2006 and 2005, respectively and approximately $182,000 and $691,000 for the six months ended June 30, 2006 and 2005, respectively.

         During the first quarter of 2006, the Company entered into a capital lease agreement of $265,300 with an equipment supplier for mining equipment with a comparable value. The lease is for a period of twenty-four months and provides for a bargain purchase option at the end of the lease term.

7.       ASSET RETIREMENT OBLIGATIONS

         In accordance with SFAS No. 143, the Company recognizes a liability for the fair value of asset retirement obligations associated with mine reclamation in the period in which the obligations are incurred or acquired. The liability is accreted to the expected reclamation date at the Company's credit-adjusted risk-free rate.

                               NATIONAL COAL CORP.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED
                                   (unaudited)

         The following table describes the changes to the Company's asset retirement obligations:

         Obligation at December 31, 2005 ...........       $ 7,228,232
         Accretion expense .........................           219,147
         Obligations settled .......................          (626,551)
                                                           -----------
         Obligation at June 30, 2006 ...............       $ 6,820,828
                                                           ===========

8.       STOCKHOLDERS' EQUITY

         On December 29, 2005, the Company issued 55,000 Warrants to purchase a total of 1,732,632 shares of the Company's common stock in conjunction with the issuance of $55,000,000 of 10.5% Senior Secured Notes. The issue consisted of 55,000 units, each of which entitle the holder to purchase 31.5024 shares of Company common stock at an exercise price of $8.50 per share, subject to adjustment. The warrants are subject to mandatory conversion if the price of the Company's common stock remains above $12.75 for more than twenty days out of a thirty day period. The Warrants will be exercisable at any time on or after their first anniversary date and will expire on December 15, 2010.

         During the six months ended June 30, 2006 and 2005, 152,500 and 0 warrants were exercised with gross proceeds totaling $1,006,500 and $0, respectively.

         During the six months ended June 30, 2006 and 2005, holders of 542.01 and 68.77 shares of Series A convertible preferred stock with liquidation preferences totaling $8,130,156 and $1,031,550 plus accrued dividends of $63,717 and $13,224, converted their shares into 1,364,166 and 174,129 shares of common stock, respectively.

         During the six months ended June 30, 2006 and 2005, the Company issued 150,010 and 206,250 shares of common stock and received gross proceeds of approximately $413,622 and $469,500, respectively, upon the exercise of stock options by employees or former employees. Additionally, 101,503 shares of common stock were issued during the six months ended June 30, 2006 for gross proceeds of $897,018, including 100,00 shares purchased by our future Chief Executive Officer.

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

         For the three months ended June 30, 2006 and 2005, 3,943,734 and 4,545,275 potentially dilutive shares of the Company from warrants, convertible preferred stock and stock options were not included in the computation of diluted earnings (loss) per share because to do so would be anti-dilutive. For the six months ended June 30, 2006 and 2005, 4,474,398 and 5,180,654 potentially dilutive shares of the Company from

                               NATIONAL COAL CORP.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED
                                   (unaudited)

warrants, convertible preferred stock and stock options were not included in the computation of diluted earnings (loss) per share because to do so would be anti-dilutive

         The computations for basic and diluted earnings per share from continuing operations for the following periods are illustrated below:

                                                  THREE MONTHS ENDED               SIX MONTHS ENDED
                                                       JUNE 30,                        JUNE 30,
                                             ----------------------------    ----------------------------
                                                 2006            2005            2006            2005
                                             ------------    ------------    ------------    ------------
Numerator:
Net loss .................................   $ (4,897,582)   $ (1,229,367)   $(12,576,476)   $ (3,420,406)
Preferred dividends ......................       (122,287)       (304,575)       (362,886)       (595,765)
                                             ------------    ------------    ------------    ------------
Numerator for basic and diluted ..........   $ (5,019,869)   $ (1,533,942)   $(12,939,362)   $ (4,016,171)

Denominator:
Weighted average shares - basic ..........     14,881,841      13,736,316      14,318,894      13,604,451
Effect of warrants .......................        152,694            --           201,347         250,000
Effect of convertible preferred shares ...      2,351,175       3,536,872       2,813,387       3,579,196
Effect of stock options ..................      1,439,865       1,008,403       1,459,664       1,351,458
                                             ------------    ------------    ------------    ------------
Adjusted weighted average shares - diluted     18,825,575      18,281,591      18,793,292      18,785,105
                                             ============    ============    ============    ============

Net income (loss) per share - basic ......   $      (0.34)   $      (0.11)   $      (0.90)   $      (0.30)

Net income (loss) per share - diluted ....   $      (0.34)   $      (0.11)   $      (0.90)   $      (0.30)


10.      COMMITMENTS AND CONTINGENCIES

         In December 2004, the Company succeeded to a permit for a coal mining operation in Campbell County, Tennessee and in so doing became the real party in interest in a pending civil action filed by a group of environmental organizations in the United States District Court for the Eastern District of Tennessee. Plaintiffs alleged that issuance of the original permit was flawed because the Office of Surface mining ("OSM"), the federal agency which issued the permit, had not complied with the requirements of the National Environmental Policy Act ("NEPA") and asked that the permit be revoked by the Court. The District Court dismissed the plaintiffs' action and the plaintiffs subsequently appealed to the U.S. Sixth Circuit Court. This action was dismissed in the second quarter of 2006.

         Concurrent with the above action, the same plaintiffs filed a similar action alleging NEPA violation regarding OSM's approval of an application for a revision of the same permit. An unfavorable outcome of this action would not involve direct monetary damages; however significant financial losses could result from curtailed mining operations. The Company believes that this matter will be resolved favorably and without a material impact on its cash flows, results of operations or financial condition.

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

                               NATIONAL COAL CORP.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED
                                   (unaudited)

of the matter with a payment of approximately $427,000 to the previous insurance provider. Currently, the matter has not been resolved nor has any legal action been pursued by either party.

         In March 2006, the Company was named as defendant in a complaint filed in the United States District Court for the Eastern District of Kentucky by the sublessee of certain coal mining rights at the Company's operations in Kentucky. The Company is the sublessee of the right to mine coal using the underground method on the property in question as the result of a 2004 acquisition. The complainant claims that it possesses the right to mine the coal at this property through the surface mining method and that by mining the coal by the highwall mining method, the Company committed either an intentional or negligent trespass. The complainant seeks damages in the range of $1.2 million to $2.8 million which it estimates to be the range of gross profits to total revenues of the coal mined. The Company acknowledges that it mined the coal in question but contends that by using the highwall mining method, it mined the coal by an underground mining method and therefore committed no trespass. In response, the Company has filed a third-party complaint against a consultant who advised the Company that it had the right to mine the coal. This suit could allow the Company to recover a portion of any amounts lost if the original complainant is successful. Outside counsel is unable to estimate with reasonable certainty the probable outcome of these suits.

         In February 2006, the Company purchased a second highwall miner for approximately $6,500,000 which was immediately placed in service on the Straight Creek tracts in Southeastern Kentucky. In March 2006, this highwall miner was damaged by a rock collapse which resulted in approximately three months of lost service. Repairs to the highwall miner have totaled approximately $1,934,000 and were recorded as a cost of sales in the first two quarters of 2006. The Company's initial insurance claim was denied and management has pursued legal action against the insurance provider. In July 2006, the insurance provider agreed to process the claim, however, management cannot be certain of the exact amount the Company will recover, and accordingly has not recorded any such amount to date.

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

12.      EVENTS SUBSEQUENT TO JUNE 30, 2006 (UNAUDITED)

         In July 2006, the Company signed a letter of intent to enter into a sale-leaseback transaction with a financial institution involving the Company's highwall miner purchased in February 2006. Certain of the terms have not been established however the value of the transaction will be based on a fair market value appraisal of the highwall miner at the time of the transaction.

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

         o        the costs to mine and transport coal;

         o        the outcome of litigation and collection on insurance claims;

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

OVERVIEW

         We mine, process and sell high quality bituminous steam coal from mines located in East Tennessee and Southeastern Kentucky. We own the coal mineral rights to approximately 74,600 acres of land and lease the rights to approximately 40,900 additional acres. We have expanded our operations considerably since commencing operations at a single surface mine in Tennessee in July 2003. As of June 30, 2006, our mining complexes included three underground mines, three surface mines, and two highwall mines. In addition, we have four preparation plants, two active and two inactive, and four unit train loading facilities, two active and two inactive, served by the CSX and Norfolk Southern ("NS") railroads. We hold permits that allow us to open five new mines close to our current operations. As of June 30, 2006, we controlled approximately 37.8 million estimated recoverable tons. During the six months ended June 30, 2006, we generated total revenues of $43.9 million and Adjusted EBITDA (See EBITDA NOTE below) of ($1,078,409) and sold approximately 828,000 tons of coal. We expect our production to increase significantly as we continue to expand operations.

         Since our inception, our revenues have resulted primarily from the sale of coal to electric utility companies in the Southeastern United States. According to the U.S. Department of Energy, Energy Information Administration ("EIA"), in 2004 the Southeast region accounted for 23% of coal generated electricity in the United States. Also according to the EIA, the long-term outlook for coal demand in the Southeast is favorable, as coal generated electricity in our region is expected to grow at a rate of 2.0% per year according to the EIA. In addition, the Southeast region is projected by the EIA to account for 27% of the expansion of coal generated electricity in the United States over the next 20 years. For the six months ended June 30, 2006, approximately 86% of our revenue was generated from coal sales to electric utility companies in the Southeastern United States and our largest customers were Georgia Power, South Carolina Public Service Authority (Santee Cooper) and Duke Power, representing approximately 30%, 33% and 15% of our revenues, respectively.

         In the six months ended June 30, 2006, our mines produced approximately 683,000 tons of coal. Approximately 55.7% of our production for the quarter was produced at underground mines and 44.3% was produced at our surface and highwall mine operations. We have taken advantage of a pricing environment strong in historical reference to obtain long-term (greater than 12 months in duration)
supply agreements with key customers at a weighted average price of approximately $51 per ton. We plan to continue to capitalize on this relatively strong pricing environment by pursuing additional long-term contracts and selling coal on the spot market for the remainder of our production.

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

                                              Three Months Ended June 30,      Six Months Ended June 30,
                                             ----------------------------    ----------------------------
                                                 2006            2005            2006            2005
                                             ------------    ------------    ------------    ------------
Net loss .................................   $ (4,897,582)   $ (1,229,367)   $(12,576,476)   $ (3,420,406)
Other (income) expense, net ..............       (506,774)        (70,551)       (847,652)        (54,929)
Interest expense .........................      1,859,189       1,087,062       3,728,033       1,747,573
Depreciation, depletion, amortization, and
   accretion .............................      4,081,510       2,670,968       7,913,746       3,957,925
                                             ------------    ------------    ------------    ------------
EBITDA ...................................   $    536,343       2,458,112    $ (1,782,349)      2,230,163
Stock based compensation expense .........        355,092         223,362         703,940         449,205
                                             ------------    ------------    ------------    ------------
Adjusted EBITDA ..........................   $    891,435    $  2,681,474    $ (1,078,409)   $  2,679,368
                                             ============    ============    ============    ============


RECENT ACCOUNTING PRONOUNCEMENTS

         In March 2005, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 47 ("FIN 47"), ACCOUNTING FOR CONDITIONAL ASSET RETIREMENT OBLIGATIONS, which clarifies that an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability's fair value can be reasonably estimated. A conditional asset retirement obligation is defined as a legal obligation to perform asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. Our adoption of FIN 47 did not result in a change to current practice.

         At its March 30, 2005 meeting, the FASB ratified the consensus reached by the Emerging Issues Task Force ("EITF") in Issue No. 04-6, ACCOUNTING FOR STRIPPING COSTS INCURRED DURING PRODUCTION IN THE MINING INDUSTRY. Issue No. 04-6 requires that the costs of removing overburden and waste materials to access mineral deposits during the production phase of a mine, commonly referred to as STRIPPING COSTS, be included in the costs of the inventory produced. EITF Issue No. 04-6 is effective for the first fiscal period in fiscal years beginning after December 15, 2005, with early adoption permitted. We have adopted the EITF effective January 1, 2006. Adoption of this EITF has had no material impact on our financial statements.

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

RESULTS OF OPERATIONS

         The following table presents consolidated statement of operations data for each of the periods indicated as a percentage of revenues.

                                            Three Months Ended       Six Months Ended
                                                 June 30,                June 30,
                                           --------------------    --------------------
                                             2006        2005        2006        2005
                                           --------    --------    --------    --------
Revenues ...............................      100.0%      100.0%    100.0 %     100.0 %
                                           --------    --------    --------    --------
Operating expenses:
   Cost of sales and selling expenses ..       88.9        74.5        94.6        79.3
   Depreciation, depletion, amortization
     and accretion .....................       17.1        16.7        18.0        13.8
   General and administrative ..........        8.8        10.1         9.5        12.9
                                           --------    --------    --------    --------
     Total operating expenses ..........      114.8       101.3       122.1       106.0
                                           --------    --------    --------    --------
Loss from operations ...................      (14.8)       (1.3)      (22.1)       (6.0)
Other income (expense):
   Interest expense ....................       (7.8)       (6.8)       (8.5)       (6.1)
   Other income (expense), net .........        2.1         0.4         1.9         0.2
                                           --------    --------    --------    --------
Net loss ...............................      (20.5)       (7.7)      (28.7)      (11.9)
                                           ========    ========    ========    ========

COMPARISON OF THREE MONTHS ENDED JUNE 30, 2006 AND THREE MONTHS ENDED JUNE 30, 2005

                                              THREE MONTHS    THREE MONTHS
                                                  ENDED          ENDED
                                                JUNE 30,        JUNE 30,         PERCENT
                                                  2006           2005            CHANGE
                                              ------------    ------------    ------------
Revenues
  Coal sales ..............................   $ 23,586,977    $ 16,010,644            47.3%
  Other revenues ..........................        248,085            --                *
                                              ------------    ------------    ------------
   Total revenues .........................   $ 23,835,062      16,010,644            48.9%
                                              ------------    ------------    ------------

Expenses
  Cost of sales ...........................     21,197,392      11,931,156            77.7%
  Depreciation, depletion, amortization and
   accretion ..............................      4,081,510       2,670,968            52.8%
  General and administrative ..............      2,101,327       1,621,376            29.6%
                                              ------------    ------------    ------------
   Total operating expenses ...............     27,380,229      16,223,500            68.8%
                                              ------------    ------------    ------------

Other income (expense)
  Interest expense ........................     (1,859,189)     (1,087,062)           71.0%
  Other income (expense), net .............        506,774          70,551           618.3%
                                              ------------    ------------    ------------
   Total other income (expense) ...........     (1,352,415)     (1,016,511)           33.0%
                                              ------------    ------------    ------------

     * Percent change not meaningful.

         REVENUES

         For the three months ended June 30, 2006, our coal revenues were derived entirely from coal sales to ten customers, four of which were utilities, five of which were industrial customers, and one of which was a coal broker. Our five largest customers represented 94% of our total revenues. The increase in coal sales of approximately $7.6 million, or 47.3%, for the three months ended June 30, 2006, compared to the three months ended June 30, 2005 was attributable to an increase in sales volume of approximately 168,000 tons to approximately 456,000 tons in the second quarter of 2006 net of a decline in quality adjustments of approximately $336,000 and an average decline in the weighted average contract price per ton for our five largest customers of approximately 3.9%. Other revenues for the three months ended June 30, 2006 include approximately $130,000 charged to another coal producer for use of our train loading facilities in Kentucky and approximately $17,000 of royalty receipts not reflected in the first quarter of 2005.

         OPERATING EXPENSES

              COST OF SALES

         Cost of sales consists primarily of salary, benefits and other compensation costs paid directly to miners, and direct costs paid to third party vendors whose goods and services were directly used in the process of producing coal inventory. Third party vendor costs include contract mining, coal purchases, equipment leases and maintenance costs, blasting costs, fuel costs, parts and supplies, and transportation costs. Cost of sales increased approximately $9.3 million or 77.7% for the three months ended June 30, 2006 as compared to the same period in 2005. The primary reason for the increase in total cost is the increase in the volume of coal sales of approximately 58% when compared to the same period in the prior year. Additionally, in August 2005, we terminated an agreement with a subcontractor for the management of our Kentucky properties. This agreement was financially favorable, however, presented certain risks including a risk to the on-going financial health of the subcontractor and the uninterrupted continuation of service. As a result of this termination, our cost structure has increased by an estimated $0.8 million to $1.1 million per quarter.

              DEPRECIATION, DEPLETION, AMORTIZATION AND ACCRETION EXPENSE

         The 52.8% increase in depreciation, depletion, amortization and accretion expense for the three months ended June 30, 2006 as compared to the comparable period in 2005, is attributable to the acquisition of property, plant and equipment in support of increased mining activity.

              GENERAL AND ADMINISTRATIVE EXPENSES

         General and administrative expenses primarily include salary, benefits, and related expenses; consulting expenses; professional fees; insurance expenses; and travel and travel related expenses. The 29.6% increase in general and administrative expenses for the three months ended June 30, 2006 as compared to the same period in the previous year is primarily attributable to an increase in executive and accounting payroll of approximately $167,000, an increase in professional fees primarily related to legal services of $222,000, and an increase in stock option expense of approximately $130,000.

         OTHER INCOME (EXPENSE)

         The 71.0% increase in interest expense for the three months ended June 30, 2006 compared to the three months ended June 30, 2005 is attributable to an increase in the average outstanding balance of our debt and capital lease obligations of approximately $34.9 million or 140.7% partially offset by a decrease in our weighted average interest rate of approximately 2.7%.. Other income includes approximately $168,000 of interest income on short-term deposits, a net gain of approximately $77,000 on the disposal of certain mining and transportation equipment and a gain of approximately $261,000 on the refinancing of mining equipment previously under capital leases.

COMPARISON OF SIX MONTHS ENDED JUNE 30, 2006 AND SIX MONTHS ENDED JUNE 30, 2005

                                               SIX MONTHS     SIX MONTHS
                                                 ENDED           ENDED
                                                JUNE 30,        JUNE 30,        PERCENT
                                                  2006           2005           CHANGE
                                              ------------    ------------    ------------
Revenues
  Coal sales ..............................   $ 43,379,572    $ 28,595,048            51.7%
  Other revenues ..........................        479,047            --                *
                                              ------------    ------------    ------------
   Total revenues .........................     43,858,619      28,595,048            53.4%
                                              ------------    ------------    ------------

Expenses
  Cost of sales ...........................     41,482,933      22,666,864            83.0%
  Depreciation, depletion, amortization and
   accretion ..............................      7,913,746       3,957,925            99.9%
  General and administrative ..............      4,158,035       3,698,021            12.4%
                                              ------------    ------------    ------------
   Total operating expenses ...............     53,554,714      30,322,810            76.6%
                                              ------------    ------------    ------------

Other income (expense)
  Interest expense ........................     (3,728,033)     (1,747,573)          113.3%
  Other income (expense), net .............        847,652          54,929         1,443.2%
                                              ------------    ------------    ------------
   Total other income (expense) ...........     (2,880,381)     (1,692,644)           70.2%
                                              ------------    ------------    ------------

     * Percent change not meaningful.

         REVENUES

         For the six months ended June 30, 2006, our revenues were derived entirely from coal sales to eleven customers, four of which were utilities, five of which were industrial customers, and two of which were coal brokers. Our five largest customers represented 94% of our total revenues. The increase in coal sales of approximately $14.8 million, or 51.7%, for the six months ended June 30, 2006, compared to the six months ended June 30, 2005 was attributable to an increase in sales volume of approximately 301,000 tons to approximately 828,000 tons in the 2006 period and a net improvement in quality adjustments of approximately $808,000 net of an average decline in the contract price per ton for our five largest customers of approximately 2.8%. Other revenues for the six months ended June 30, 2006 include approximately $293,000 charged to another coal producer for use of our train loading facilities in Kentucky and approximately $43,000 of royalty receipts not reflected in the first quarter of 2005.

         OPERATING EXPENSES

              COST OF SALES

         Excluding the cost of repairs to one of our highwall miners, which was damaged by a rock collapse in March 2006, resulting in approximately $1.9 million of unexpected expenses, cost of sales increased approximately $16.9 million or 74.5% for the six months ended June 30, 2006 as compared to the same period in 2005. Our initial insurance claim for damage to the highwall miner was denied by our insurance carrier although the carrier has subsequently agreed to process the claim. However, management cannot be certain of the exact amount the Company will recover. The primary reason for the increase in total cost is the increase in the volume of coal sales of approximately 59% when compared to the same period in the prior year. Additionally, in August 2005, we terminated an agreement with a subcontractor for the management of our Kentucky properties. This agreement was financially favorable, however, presented certain risks including a risk to the on-going financial health of the subcontractor and the uninterrupted continuation of service. As a result of this termination, our cost structure has increased by an estimated $0.8 million to $1.1 million per quarter.

              DEPRECIATION, DEPLETION AMORTIZATION AND ACCRETION EXPENSE

         The 99.9% increase in depreciation, depletion, amortization and accretion expense for the six months ended June 30, 2006 as compared to the comparable period in 2005, is attributable to the acquisition of property, plant and equipment in support of increased mining activity and a change in the estimated useful lives of certain mining equipment at April 1, 2005. Had this revision been made as of January 1, 2005, the effect would have been to increase depreciation expense by approximately $1.6 million for the six months ended June 30, 2005.

               GENERAL AND ADMINISTRATIVE EXPENSES

         The 12.4% increase in general and administrative expenses for the six months ended June 30, 2006 as compared to the same period in the previous year is primarily attributable to an increase in executive and accounting payroll of approximately $265,000 and an increase in stock options expenses of approximately $255,000.

              OTHER INCOME (EXPENSE)

         The 113.3% increase in interest expense for the six months ended June 30, 2006 compared to the six months ended June 30, 2005 is attributable to an increase in the average outstanding balance of our debt and capital lease obligations of approximately $37.7 million or 170.7% partially offset by a decrease in our weighted average interest rate of approximately 2.7%. Other income includes approximately $385,000 of interest income on short-term deposits, an approximately $270,000 gain on the extinguishment of debt related to refinancing, and an approximately $193,000 gain on the disposal of certain mining and transportation equipment.

LIQUIDITY AND CAPITAL RESOURCES

         At June 30, 2006, we had cash and cash equivalents of approximately $1.5 million, negative working capital of approximately $10.9 million, and cash flows from operations of $516,624 for the six months then ended. During the remainder of fiscal 2006 we expect to incur additional indebtedness as we continue to expand coal mining operations. These expansion plans include the continued refurbishment of a forty-two mile rail line acquired in the first quarter and certain other coal processing facilities, and we also expect to acquire additional mining equipment. We anticipate that we will obtain a $10.0 million first priority, secured credit facility and other equipment financing to fund a portion of these refurbishment and expansion costs although there are no assurances these will be obtained. The Company intends to enter into a sale-leaseback transaction with a financial institution involving the Company's highwall miner purchased in February 2006. The value of the transaction will be based on a fair market value appraisal of the highwall miner at the time of the transaction.

         At June 30, 2006, we had shareholders' equity of $6.7 million and have incurred net losses of $12.6 million for the six months then ended. Despite expected increases in sales volume, we expect that we will continue to incur net losses into the foreseeable future which may result in a negative equity position unless the Company were to raise additional equity. There are no assurances that the Company's efforts to raise additional equity will be successful.

         If our operating and expansion plans for the remainder of 2006 vary significantly from these expectations, we may have to seek additional financing sources in excess of those previously noted.

         On December 29, 2005, we issued $55,000,000 in aggregate principal amount of 10.5% Senior Secured Notes due 2010 (the "Senior Notes") and 55,000 warrants to purchase a total of 1,732,632 shares of the Company's common stock (the "Warrants"). The Senior Notes and Warrants were sold in Units (the "Units") consisting of one $1,000 principal amount Note and one Warrant, which entitled the holder to purchase 31.5024 shares of Company common stock at an exercise price of $8.50 per share, subject to adjustment. The warrants are subject to mandatory conversion if the price of the Company's common stock remains above $12.75 for more than twenty days out of a thirty day period. The Units were sold in a private placement exempt from the registration requirements under the Securities Act of 1933, as amended (the "Securities Act"). The Senior Notes are fully and unconditionally guaranteed on a senior secured basis by all of our wholly-owned subsidiaries and were offered and sold within the United States only to qualified institutional buyers in reliance on Rule 144A under the Securities Act.

         The Senior Notes were issued pursuant to an indenture with Wells Fargo Bank National Association, as trustee. Interest on the Senior Notes accrues from the date of issuance or the most recent interest payment date, and is payable in cash semi-annually in arrears on June 15th and September 15th of each year, commencing on June 15, 2006. The warrants are exercisable on or after December
29, 2006 and the warrants will expire on December 15, 2010. All of the securities in this offering were initially purchased by the underwriter.

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

         We have agreed, pursuant to a registration rights agreement with the initial purchaser, to use our commercially reasonable efforts to (a) register with the SEC a new issue of notes having substantially identical terms as the Senior Notes in order to exchange freely tradable notes for the Senior Notes, and (b) file a shelf registration statement with the SEC covering the resale of the Warrants and shares of our common stock issuable upon exercise of the Warrants, and to use our commercially reasonable efforts to cause that resale registration statement to be declared effective within 240 days after the sale date. We filed registration statements subject to our obligations under the registration rights agreement on May 15, 2006. Both registration statements were declared effective on July 28, 2006.

         We immediately used approximately $22,100,000 of the proceeds of the Senior Note offering to repay existing indebtedness. During the six months ended June 30, 2006 we used approximately $2.0 million to purchase a forty-two mile rail line in Tennessee, approximately $8.3 million as collateral to support reclamation bonds, and $19.7 million to purchase a second highwall miner, other equipment, and use as working capital.

         The following table summarizes our debt obligations, excluding capital leases:

                                                     JUNE 30,       DECEMBER 31,
                                                       2006            2005
                                                   ------------    ------------
10.5% Notes, due 2010 ..........................   $ 55,000,000    $ 55,000,000
Bank note (prime + 1%), due 2007 ...............        894,229       1,200,018
Equipment note (non-interest bearing), due 2006            --           280,000
Installment purchase obligations, due 2006-2009       2,456,900            --
Installment purchase obligations, due 2008 .....      4,066,771       5,270,611
Equipment notes (8.39%-9.28%, due 2009-2011) ...        144,189            --
Equipment note (4.48%, due 2009) ...............        287,875            --
Other ..........................................         98,263          19,931
Less unamortized discounts .....................     (3,614,315)     (3,910,160)
                                                   ------------    ------------
                                                     59,333,912      57,860,400
Less current portion of long-term debt .........     (4,099,569)     (3,319,175)
                                                   ------------    ------------
Long-term debt .................................   $ 55,234,343    $ 54,541,225
                                                   ============    ============


         CASH FLOWS

         We currently satisfy our working capital requirements primarily through cash flows generated from operations, the incurrence of debt, and the sale of equity securities. For the six months ended June 30, 2006, we had a net decrease in cash of approximately $24.0 million. Cash flows from operating, financing and investing activities for the six months ended June 30, 2006 and 2005 are summarized in the following table:

                                                            SIX MONTHS
                                                          ENDED JUNE 30,
                                                 ------------------------------
ACTIVITY                                             2006              2005
                                                 ------------      ------------

Operating activities .......................     $    516,624      $  3,358,112
Investing activities .......................      (26,158,379)       (9,057,780)
Financing activities .......................        1,676,702         5,933,500
                                                 ------------      ------------
   Net increase (decrease) in cash .........     $ 23,965,053)     $    233,832
                                                 ============      ============


         OPERATING ACTIVITIES

         The decrease in net cash provided by operating activities of approximately $2.8 million to $516,624 during the six months ended June 30, 2006 was primarily the result of an increased net loss, net of depreciation, depletion and accretion, of $5.2 million plus an increase in inventory of $595,000 and an increased settlement of asset retirement obligations, offset by a $3.6 million increase in accounts payable. The increase in accounts payable is primarily attributable to the repairs to our highwall miner and to the refurbishment of our Baldwin preparation plant and loadout facility which has taken place during the second quarter 2006.

         INVESTING ACTIVITIES

         Cash used in investing activities of $26.2 million was primarily related to net capital expenditures of approximately $18.8 million including the acquisition of a forty-two mile rail line in Tennessee and renovations to a processing facility in Tennessee along with an increase in cash collateral supporting reclamation bonds of approximately $8.2 million. The $9.1 million in cash used investing activities for the six months ended June 30, 2005 consisted primarily of a $5.5 million dollar highwall miner purchase and equipment refurbishment.

         FINANCING ACTIVITIES

         The net cash provided by financing activities of approximately $1.7 million during the six months ended June 30, 2006 was primarily the result of decreased borrowings and increased repayments of bank loans and capital leases as compared to $5.9 million provided during the six months ended June 30, 2005.

         CONTRACTUAL OBLIGATIONS

         The following summarizes our contractual obligations at June 30, 2006 and the effects such obligations are expected to have on liquidity and cash flow in future periods:

                                                           PAYMENTS DUE BY PERIOD
                                     -------------------------------------------------------------------
                                                   LESS THAN 1       1-3           3-5          AFTER
                                        TOTAL          YEAR         YEARS         YEARS        5 YEARS
                                     -----------   -----------   -----------   -----------   -----------
Notes payable ....................   $62,948,227   $ 4,099,569   $ 3,820,209   $    28,449   $55,000,000
Operating leases .................       355,412       203,575       151,837          --            --
Capital leases ...................       223,806       111,478       112,328          --            --
                                     -----------   -----------   -----------   -----------   -----------
     Total contractual obligations   $63,527,445   $ 4,414,622   $ 4,084,374   $    28,449   $55,000,000
                                     ===========   ===========   ===========   ===========   ===========

         We rent mining equipment pursuant to operating lease agreements, and made lease payments totaling approximately $182,000 during the six months ended June 30, 2006.

         For the six months ended June 30, 2006, we accrued dividends to the holders of our Series A convertible preferred stock in the aggregate of approximately $362,886, $66,995 of which we paid out in May 2006 as a result of a redemption. We are required to make semi-annual cash dividend payments to the holder of the Series A preferred stock on June 30 and December 31. Dividends accrued on our Series A convertible preferred stock were paid in July.

OFF-BALANCE SHEET ARRANGEMENTS

         At June 30, 2006, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, variable interest or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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

         Accounting measurements at interim dates inherently involve greater reliance on estimates than those made at year-end. The results for the three and six months ended June 30, 2006 are not necessarily indicative of results to be expected for the full year. Please refer to the section entitled "Critical Accounting Policies, Judgments and Estimates" included in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation of our Annual Report on Form 10-K for the year ended December 31, 2005 for a discussion of our critical accounting policies, judgments and estimates. There have been no material changes to the previously reported information concerning our Critical Accounting Policies, Judgments and Estimates.

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

                          RISKS RELATED TO OUR BUSINESS

OUR SUBSTANTIAL LEVEL OF INDEBTEDNESS COULD ADVERSELY AFFECT OUR FINANCIAL CONDITION.

         We have, and will continue to have substantial indebtedness. At June 30, 2006, we had approximately $55.0 million principal value of total senior debt, and for the six months ended June 30, 2006 we experienced negative EBITDA. Our indebtedness could be increased by an additional $10.0 million under a future credit facility, which will have priority over senior debt with respect to security interests in the collateral. Our high level of indebtedness could have important consequences, including the following:

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

         We estimate that as of June 30, 2006, we control approximately 37.8 million tons of proven and probable reserves that are recoverable at this time. We base our reserves estimates on engineering, economic and geological data assembled and analyzed by our staff, which includes various engineers and geologists, and aspects of which have been reviewed by outside firms. Our estimates of our proven and probable reserves and our recoverable reserves, as well as the Btu or sulfur content of our reserves, may be revised and updated to reflect the resolution of uncertainties and assumptions, the production of coal from the reserves and new drilling or other data received.

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

         We typically sell our coal for a specified tonnage amount and at a negotiated price pursuant to short-term and long-term contracts. For the six months ended June 30, 2006, 100% of the coal we produced was sold under long-term contracts. Price adjustment, "price reopener" and other similar provisions in long-term supply agreements may reduce the protection from short-term coal price volatility traditionally provided by such contracts. Three of our long-term contracts, representing 44% of our coal sales in the six months ended June 30, 2006 and which expire at the end of 2007, 2008, and 2010, contain provisions allowing the purchase price to be renegotiated or adjusted based on market prices at the time at periodic intervals. Any adjustment or renegotiation leading to a significantly lower contract price would result in decreased revenues and lower our gross margins. Coal supply agreements also typically contain force majeure provisions allowing temporary suspension of performance by us or our customers during the duration of specified events beyond the control of the affected party. Most of our coal supply agreements contain provisions requiring us to deliver coal meeting quality thresholds for certain characteristics such as Btu, sulfur content, ash content, hardness and ash fusion temperature. Failure to meet these specifications could result in economic penalties, including price adjustments, the rejection of deliveries or, in the extreme, termination of the contracts. Consequently, due to the risks mentioned above with respect to long-term supply agreements, we may not achieve the revenue or profit we expect to achieve from these sales commitments. In addition, we may not be able to successfully convert these sales commitments into long-term supply agreements.

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

WE DEPEND HEAVILY ON A SMALL NUMBER OF LARGE CUSTOMERS, THE LOSS OF ANY OF WHICH WOULD ADVERSELY AFFECT OUR OPERATING RESULTS.

         For the six months ended June 30, 2006, we derived approximately 78% of our coal revenues from sales to our three largest customers. At June 30, 2006, we had coal supply agreements with these customers that expire at various times through 2008. When these agreements expire, we may not be successful at renegotiating them and these customers may not continue to purchase coal from us pursuant to long-term coal supply agreements. If a number of these customers were to significantly reduce their purchases of coal from us, or if we were unable to sell coal to them on terms as favorable to us as the terms under our current agreements, our financial condition and results of operations could suffer materially.

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

         Our coal sales for the six months ended June 30, 2006 were approximately $43.4 million. There is no assurance that we can achieve greater sales or generate profitable sales. We expect that many coal producers could produce and sell coal at cheaper prices per ton than our production cost rates, which could adversely affect our revenues and profits, if any. There is no assurance that we will ever operate profitably. There is no assurance that we will generate continued revenues or any profits, or that the market price of our common stock will be increased thereby.

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

         In May 2006, Jon E. Nix announced he would be resigning as Chief Executive Officer. Our Board of Directors approved Daniel A. Roling's appointment in May 2006 in keeping with plans for succession of its senior management. Mr. Nix is to remain as Chairman and will continue to be involved in setting the Company's strategic direction. Mr. Roling is expected to officially begin his responsibilities in the third quarter of 2006, after he concludes his responsibilities to his current employer.

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

OUR  OPERATIONS  COULD BE  ADVERSELY  AFFECTED IF WE FAIL TO  MAINTAIN  REQUIRED
BONDS.

         Federal and state laws require bonds or cash deposits to secure our obligations to reclaim lands used for mining, to pay federal and state workers' compensation, to secure coal lease obligations and to satisfy other miscellaneous obligations. At June 30, 2006, $257,500 was on deposit with OSM for reclamation bonds related to our Patterson Mountain mining operations. In addition, we have approximately $14.0 million of cash invested in certificates of deposit, against which irrevocable bank letters of credit are written in favor of OSM and have posted a $700,000 letter of credit secured by our executive office building in favor of OSM. Reclamation bonds are typically renewable on a yearly basis if they are not posted with cash. Our failure to maintain, or inability to acquire, bonds that are required by state and federal law would have a material adverse effect on us. That failure could result from a variety of factors including the following:

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

TERRORIST THREATS AND ENVIRONMENTAL ZEALOTRY MAY NEGATIVELY AFFECT OUR BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         Our business is affected by general economic conditions, fluctuations in consumer confidence and spending, and market liquidity, which can decline as a result of numerous factors outside of our control, such as terrorist attacks and acts of war. Our business also may be affected by environmental activists who engage in activities intended to disrupt our business operations. In particular, environmental activists have conducted protests outside the homes of certain of our executives, including our Chief Executive Officer. We have spent approximately $471,000 during the six months ended June 30, 2006 on security measures and related legal fees, largely as a result of the actions of some environmental activists. We plan to reduce our security expenses during the remainder of 2006. Future terrorist attacks against U.S. targets, rumors or threats of war, actual conflicts involving the United States or its allies, or military or trade disruptions affecting our customers may materially adversely affect our operations. As a result, there could be delays or losses in transportation and deliveries of coal to our customers, decreased sales of our coal and extension of time for payment of accounts receivable from our customers. Strategic targets such as energy-related assets may be at greater risk of future terrorist attacks than other targets in the United States. In addition, disruption or significant increases in energy prices could result in government-imposed price controls. It is possible that any, or a combination, of these occurrences could have a material adverse effect on our business, financial condition and results of operations.

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

         As of July 31, 2006, our officers and directors and their affiliates owned approximately 40.8% of our outstanding voting shares. As a result, our officers and directors are able to exert considerable influence over the outcome of any matters submitted to a vote of the holders of our common stock, including the election of our Board of Directors. The voting power of these shareholders could also discourage others from seeking to acquire control of us through the purchase of our common stock which might depress the price of our common stock.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         Please refer to Part II, Item 7A, "Quantitative and Qualitative Discussions About Market Risk," in our Annual Report on Form 10-K for the year ended December 31, 2005, for a discussion of certain market risk factors, which may impact our business. There has been no significant change to our market risk exposures for the six months ended June 30, 2006.

ITEM 4. CONTROLS AND PROCEDURES.

         Members of the Company's management, including our Chief Executive Officer and President, Jon Nix, and Chief Financial Officer, T. Michael Love, have evaluated the effectiveness of our disclosure controls and procedures, as defined by paragraph (e) of Exchange Act Rules 13a-15 or 15d-15, as of June 30, 2006, the end of the period covered by this report. Based upon that evaluation, Messrs. Nix and Love concluded that our disclosure controls and procedures are effective.

         There has been no change in our internal control over financial reporting during the six months ended June 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

                           PART II: OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS.

         Information regarding reportable legal proceedings is contained in Part I, "Item 3. Legal Proceedings" in our Annual Report on Form 10-K for the year ended December 31, 2005. The following describes legal proceedings, if any, that became reportable during the quarter ended June 30, 2006, and amends and restates descriptions of previously reported legal proceedings in which there have been material developments during such quarter.

         In December 2004, the Company succeeded to a permit for a coal mining operation in Campbell County, Tennessee and in so doing became the real party in interest in a pending civil action filed by a group of environmental organizations in the United States District Court for the Eastern District of Tennessee. Plaintiffs alleged that issuance of the original permit was flawed because the Office of Surface mining ("OSM"), the federal agency which issued the permit, had not complied with the requirements of the National Environmental Policy Act ("NEPA") and asked that the permit be revoked by the Court. The District Court dismissed the plaintiffs' action and the plaintiffs subsequently appealed to the U.S. Sixth Circuit Court. This action was dismissed in the second quarter of 2006.

         Concurrent with the above action, the same plaintiffs filed a similar action alleging NEPA violation regarding OSM's approval of an application for a revision of the same permit. An unfavorable outcome of this action would not involve direct monetary damages; however significant financial losses could result from curtailed mining operations. The Company believes that this matter will be resolved favorably and without a material impact on its cash flows, results of operations or financial condition.

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

         In March 2006, the Company was named as defendant in a complaint filed in the United States District Court for the Eastern District of Kentucky by the sublessee of certain coal mining rights at the Company's operations in Kentucky. The Company is the sublessee of the right to mine coal using the underground method on the property in question as the result of a 2004 acquisition. The complainant claims that it possesses the right to mine the coal at this property through the surface mining method and that by mining the coal by the highwall mining method, the Company committed either an intentional or negligent trespass. The complainant seeks damages in the range of $1.2 million to $2.8 million which it estimates to be the range of gross profits to total revenues of the coal mined. The Company acknowledges that it mined the coal in question but contends that by using the highwall mining method, it mined the coal by an underground mining method and therefore committed no trespass. In response, the Company has filed a third-party complaint against a consultant who advised the Company that it had the right to mine the coal. This suit could allow the Company to recover a portion of any amounts lost if the original complainant is successful. Outside counsel is unable to estimate with reasonable certainty the probable outcome of these suits.

         In February 2006, the Company purchased a second highwall miner for approximately $6,500,000 which was immediately placed in service on the Straight Creek tracts in Southeastern Kentucky. In March 2006, this highwall miner was damaged by a rock collapse which resulted in approximately three months of lost service. Repairs to the highwall miner have totaled approximately $1,934,000 and were recorded as a cost of sales in the first two quarters of 2006. The Company's initial insurance claim was denied and management has pursued legal action against the insurance provider. In July 2006, the insurance provider agreed to process the claim, however, management cannot be certain of the exact amount the Company will recover, and accordingly has not recorded any such amount to date.

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

ITEM 2.       UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

         During the three months ended June 30, 2006, holders of 477.78 shares of our Series A convertible preferred stock with liquidation preferences totaling approximately $7,167,000 and unpaid dividends totaling approximately $48,000, converted their shares into 1,182,878 shares of our common stock. The issuance of these securities was exempt from the registration requirements of the Securities Act pursuant to Section 3(a)(9) of the Securities Act as an exchange by the issuer with its existing security holders where no commission or other remuneration is paid for soliciting such exchange.

         During the three months ended June 30, 2006, holders of warrants to purchase an aggregate of 152,500 shares of our common stock exercised such warrants at a price of $6.60 per share for proceeds to us of $1,006,500. The issuance and sale of these securities was exempt from the registration and prospectus delivery requirements of the Securities Act pursuant to Section 4(2) of the Securities Act as a transaction not involving any public offering.

         In June 2006 , we issued 100,000 shares of our common stock to an individual at a price of $8.88 per share for proceeds of $888,000. The issuance and sale of these securities was exempt from the registration and prospectus delivery requirements of the Securities Act pursuant to Section 4(2) of the Securities Act as a transaction not involving any public offering.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         On June 20, 2006, we held our 2006 Annual Meeting of Shareholders. At the annual meeting, there were 17,572,331 shares entitled to vote, including 15,594,307 shares of common stock and Series A convertible preferred stock convertible into 1,978,024 shares of common stock. There were 10,939,621 shares (62.3% of the shares entitled to vote) represented at the meeting in person or by proxy, including 9,254,122 shares of common stock and Series A convertible preferred stock convertible into 1,685,499 shares of common stock. The only matters submitted to the shareholders at the annual meeting were (a) the election of 5 directors, and (b) ratification of the issuance of certain warrants in connection with the issuance of our 10.5% Senior Secured Notes due 2010 in December 2005. Immediately prior to and following the meeting, the Board of Directors was comprised of Jon Nix, T. Michael Love, Kenneth Scott, Scott Filstrup, and Robert Heinlein. The following summarizes vote results for those matters submitted to our stockholders for action at the annual meeting:

         1. Proposal to elect Jon Nix, T. Michael Love, Kenneth Scott, Scott Filstrup, and Robert Heinlein to serve as our directors for one year and until their successors has been elected:

                  Director                For               Withheld

                  Jon Nix              10,939,421              0
              T. Michael Love          10,939,421              0
               Kenneth Scott           10,939,421              0
               Scott Filstrup          10,939,421              0
              Robert Heinlein          10,939,421              0


         2. Proposal to ratify the issuance of certain warrants in connection with the issuance of our 10.5% Senior Secured Notes due 2010 in December 2005:

                    For                Against              Abstained

                 10,894,696             44,425                 500


ITEM 6.       EXHIBITS

              THE FOLLOWING EXHIBITS ARE FILED AS PART OF THIS REPORT:

EXHIBIT
NUMBER                                 EXHIBIT TITLE
--------       -----------------------------------------------------------------

10.1           Employment Agreement between National Coal Corporation and Daniel
               A. Roling, dated May 25, 2006.

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

                                         NATIONAL COAL CORP.


Date: August 8, 2006                           /s/ T. Michael Love
                                               -------------------------
                                         By:   T. Michael Love
                                         Its:  Chief Financial Officer
                                               (Principal Financial and
                                               Accounting Officer)