Form 10-Q
period 2006-09-30
NATIONAL COAL CORP
filed 2006-11-14
CIK 1089575

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2006

or

☐	Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from __________________ to ______________________.

Commission file number 0-26509

NATIONAL COAL CORP.
(name of Registrant as Specified in its Charter)

Florida	65-0601272
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
8915 George Williams Road
Knoxville, TN 37923
(Address of principal executive offices)

(865) 690-6900
(Issuer’s telephone number)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐     No x

As of November 9, 2006, the issuer had 16,329,858 shares of common stock, par value $.0001 per share, issued and outstanding.

NATIONAL COAL CORP.

 PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

NATIONAL COAL CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

	September 30, 2006	December 31, 2005*
Assets
Current assets
Cash and cash equivalents	$1,790,553	$25,434,988
Accounts receivable	3,450,955	2,929,735
Inventory	2,213,545	360,614
Other current assets	845,290	274,591
Total current assets	8,300,343	28,999,928

Assets held for sale	703,726	—
Property, plant, equipment and mine development, net	57,916,106	50,901,681
Deferred financing costs	2,657,649	2,958,666
Restricted cash	17,050,915	7,323,023
Other non-current assets	460,669	224,120
Total Assets	$87,089,408	$90,407,418

Liabilities and Stockholders’ Equity
Current liabilities
Current maturities of long-term debt	$4,709,945	$3,319,175
Current installments of obligations under capital leases	341,083	958,907
Accounts payable and accrued expenses	13,721,883	6,390,626
Total current liabilities	18,772,911	10,668,708

Long-term debt, less current maturities, net of discount	55,040,233	54,541,225
Obligations under capital leases, excluding current installments	413,058	1,196,143
Asset retirement obligations	6,924,435	7,228,232
Deferred revenue	958,409	150,000
Other non-current liabilities	124,260	6,776
Total liabilities	82,233,306	73,791,084

Commitments and contingencies (Note 11)

Stockholders’ equity
Series A convertible preferred stock, $.0001 par value; 8% coupon; 1,611 shares authorized; 791.21 and 1,333.22 shares issued and outstanding at September 30, 2006 and December 31, 2005, respectively	—	—
Common stock, $.0001 par value; 80 million shares authorized; 15,995,396 and 13,977,217 shares issued and outstanding at September 30, 2006 and December 31, 2005, respectively	1,600	1,398
Additional paid-in capital	41,311,209	37,168,122
Accumulated deficit	(36,456,707)	(20,553,186)
Total stockholders’ equity	4,856,102	16,616,334
Total Liabilities and Stockholders’ Equity	$87,089,408	$90,407,418

The accompanying notes are an integral part of these consolidated financial statements.

*Amounts at December 31, 2005 have been derived from audited financial statements.

NATIONAL COAL CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended September 30,			Nine Months Ended September 30,
	2006	2005		2006	2005

Revenues
Coal sales	$21,068,684		$18,159,270	$64,448,256	$46,754,319
Other revenues	45,061		115,430	524,109	115,430
Total revenues	21,113,745		18,274,700	64,972,365	46,869,749

Expenses
Cost of sales	15,735,132		13,031,078	57,218,065	35,898,144
Depreciation, depletion, amortization and accretion	3,812,736		3,208,522	11,726,482	7,166,450
General and administrative	3,173,000		1,697,249	7,331,035	5,195,067
Total operating expenses	22,720,868		17,936,849	76,275,582	48,259,661

Operating (loss) income	(1,607,123)		337,851	(11,303,217)	(1,389,912)

Other income (expense)
Interest expense	(1,673,464)		(1,054,180)	(5,401,498)	(2,801,755)
Interest income	168,622		80,529	553,818	82,545
Other income (expense), net	(215,081)		244,847	247,376	297,761
Total other income (expense)	(1,719,923)		(728,804)	(4,600,304)	(2,421,449)

Net loss	(3,327,046)		(390,953)	(15,903,521)	(3,811,361)

Preferred stock dividend	(377,105)		(264,020)	(739,991)	(859,785)

Net loss attributable to common shareholders	$(3,704,151)		$(654,973)	$(16,643,512)	$(4,671,146)

Basic net loss per common share	$(0.23)	$	(0.05)	$(1.11)	$(0.34)

Diluted net loss per common share	$(0.23)	$	(0.05)	$(1.11)	$(0.34)

Weighted average common shares	15,778,005		13,804,791	15,029,335	13,671,490

The accompanying notes are an integral part of these consolidated financial statements.

NATIONAL COAL CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended September 30,
	2006	2005
Cash Flows from Operating Activities
Net loss	$(15,903,521)	$(3,811,361)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, depletion, amortization and accretion	11,726,482	7,166,450
Amortization of deferred financing costs	432,778	—
Amortization of discount on long-term debt	447,177	—
Loss on disposal of assets	22,233	406,304
Gain on extinguishment of debt	(269,608)	—
Stock option expense	2,012,820	672,568
Changes in operating assets and liabilities:
Increase in accounts receivable	(521,220)	(262,300)
Increase in inventory	(1,852,931)	(230,166)
(Increase) decrease in other assets	(694,251)	96,823
Increase in accounts payable and accrued expenses	6,969,973	2,224,567
Increase in deferred revenue	808,409	—
Increase in other non-current liabilities	117,483	—
Settlement of asset retirement obligations	(937,925)	—
Net cash flows provided by operating activities	2,357,899	6,262,885

Cash Flows from Investing Activities
Capital expenditures	(23,565,659)	(10,239,189)
Proceeds from the sale of equipment	7,362,829	—
(Increase) decrease in prepaid royalty	(112,997)	284,520
Increase in restricted cash	(9,727,892)	(1,218,436)
Net cash flows used in investing activities	(26,043,719)	(11,173,105)

Cash Flows from Financing Activities
Proceeds from issuance of common and preferred stock	897,018	261,798
Proceeds from exercise of options and warrants	1,970,122	506,218
Proceeds from issuance of long-term debt	2,623,285	7,083,083
Payments on notes payable	(856,055)	(244,887)
Payments on obligations under capital leases	(1,961,032)	(1,090,468)
Payments on installment purchase obligations	(2,079,921)	(574,079)
Payments for deferred financing costs	(189,146)	(56,000)
Payments for preferred dividends	(362,886)	(533,769)
Net cash flows provided by financing activities	41,385	5,351,896

Net (Decrease) Increase in Cash and cash equivalents	(23,644,435)	441,676
Cash and cash equivalents at beginning of period	25,434,988	351,698
Cash and cash equivalents at end of period	$1,790,553	$793,374

Supplemental disclosures
Interest paid in cash	$3,068,522	$2,109,079
Non-cash investing and financing transactions:
Preferred stock dividends converted to common stock	63,717	18,198
Equipment acquired via capital lease	821,187	—
Equipment acquired via installment purchase obligations and notes payable	1,751,336	4,209,778
Constructive dividend attributable to preferred shareholders	—	66,971

The accompanying notes are an integral part of these consolidated financial statements.

NATIONAL COAL CORP.
Notes to Condensed Consolidated Financial Statements
(unaudited)

1.	Basis of Presentation

The unaudited condensed consolidated financial statements do not include footnotes and certain financial information normally presented annually under U.S. generally accepted accounting principles and should, therefore, be read in conjunction with the Annual Report on Form 10-K of National Coal Corp. (the “Company”) for the year ended December 31, 2005. The accompanying unaudited condensed consolidated financial statements reflect all adjustments that, in the opinion of management, are considered necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year-end. The results of operations for the three and nine month periods ended September 30, 2006 are not necessarily indicative of results that can be expected for the fiscal year.

The accompanying financial statements reflect the Company’s financial position and results of operations on a consolidated basis. All intercompany transactions and balances have been eliminated in consolidation. Certain prior period amounts have been reclassified to conform to the current year’s presentation.

2.	Recent Accounting Pronouncements

     In June 2006, the FASB issued Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently assessing the potential impact of the interpretation on its financial position and results of operations.

In September 2006, the FASB issued Statement of Financial Accounting Standards. No. 157, Fair Value Measurements ("SFAS 157").  SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements. SFAS 157 is effective prospectively for that fiscal years beginning after November 15, 2007 and interim periods within that fiscal year. The company is still analyzing SFAS 157 to determine the impact of adoption.

3.	Stock-Based Compensation

The Company’s 2004 Option Plan (the “Plan”) was authorized by the Board of Directors of the Company in March 2004, and amended in January 2005. Under the terms of the Plan, stock options may be granted to officers, directors, employees, and others. At December 31, 2005, 2,750,000 shares of common stock were authorized for issuance under the Plan. Shares subject to awards that expire unexercised or are otherwise terminated, again become available for awards. Upon exercise, stock is issued from unissued or treasury shares. The grant price of an option under the Plan generally may not be less than the fair market value of the common stock subject to such option on the date of grant. Options have a maximum life of ten years and vest 25% per year over a four year period.

Prior to January 1, 2006, the Company accounted for stock-based compensation under Statement of Financial Accounting Standards No. 123 Accounting for Stock-Based Compensation (“FAS 123”). As permitted under this standard, compensation cost was recognized using the intrinsic value method described in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”). APB 25 does not require any compensation expense to be recorded in the consolidated financial statements if the exercise price of the award was equal to or more than the market price on the date of the grant.

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment (“FAS 123R”) using the modified-prospective transition method. FAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized as compensation expense in the consolidated financial statements based on their fair values. Under the modified-prospective transition method, the Company recognizes compensation expense for the unvested portion of all share-based payments granted on or prior to December 31, 2005 over the remaining service period based on the grant date fair value estimated in accordance with FAS 123 and recognizes compensation cost for all share-based payments granted on or subsequent to January 1, 2006 over the service period based on grant date fair value estimated in accordance with FAS 123R. As permitted by FAS 123R, prior periods were not restated to reflect the impact of the new accounting standard. During the nine months ended September 30, 2006, the Company recognized $2,012,820 of compensation expense related to stock options, including $941,961 related to the accelerated vesting of options granted to the former CEO, the former General Counsel and Secretary who is also the spouse of the former CEO, and the former COO. The former CEO continues as Chairman.

The fair value of each option was estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005

Risk free interest rate	4.9%	4.1%	4.9%	4.3%
Expected term (years)	6.25	6.25	6.25	6.25
Expected volatility	54.2%	47.6%	53.9%	47.8%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%

The risk-free interest rate is based on the U.S. Treasury rate for the expected life at the time of grant, volatility is based on the average long-term implied volatilities of peer companies as the Company’s trading history is limited, and the expected term is determined using the simplified method as accepted under Securities and Exchange Commission Staff Accounting Bulletin No. 107 assuming a ten-year original contract term and graded vesting over four years. The weighted-average grant-date fair value of options issued during the nine months ended September 30, 2006 was $3.68.

The following table summarizes activity under the Plan for the nine months ended September 30, 2006:

	Options Outstanding	Exercise Price	Weighted Average Exercise Price
Outstanding at December 31, 2005	1,532,385	$2.20 - $7.02	$4.21
Granted	566,500	$6.25 - $10.14	$6.40
Exercised	400,010	$2.20 - $6.25	$2.41
Forfeited	136,250	$5.60 - $10.14	$7.04
Outstanding at September 30, 2006	1,562,625	$2.20 - $7.98	$5.21
Vested (7.8 year weighted-average remaining contractual term)	542,250	$2.20 - $7.02	$3.56
Unvested (9.2 year weighted-average remaining contractual term)	1,020,375	$2.20 - $7.98	$6.08
Available for grant at September 30, 2006	553,125

Exercise prices for stock options outstanding as of September 30, 2006 range from $2.20 to $7.98 summarized as follows:

Range of exercise prices	Number of shares underlying options	Weighted-average remaining life (years)	Weighted-average exercise price
$2.00 - $4.00	387,500	7.5	$2.20
$4.01 - $6.00	182,625	7.6	$5.24
$6.01 - $8.00	992,500	9.4	$6.37

As of September 30, 2006, there was approximately $3,016,000 of total unrecognized compensation cost related to non-vested stock options granted under the Plan. That cost is expected to be recognized over a weighted average period of 1.3 years.

If the Company had adopted the fair value method of accounting for stock-based compensation on January 1, 2005, compensation costs which would have been recognized and pro forma net loss and loss per share for the three months and the nine months ended September 30, 2005 would have been as follows:

	Three months ended	Nine months ended
	September 30,	September 30,
	2005	2005
Net loss attributable to common shareholders, as reported	$(654,973)	$(4,671,146)

Add: Stock-based compensation expense recognized under the intrinsic method	223,362	672,578

Deduct: Total stock-based compensation expense for stock options determined under the Black-Scholes option pricing model	(329,045)	(867,110)

Pro forma net loss	$(760,656)	$(4,865,678)

Loss per share:
Basic and diluted- as reported	$(0.05)	$(0.34)
Basic and diluted- pro forma	$(0.06)	$(0.36)

4.	Property, Plant, Equipment and Mine Development and Assets Held-For-Sale

Property, plant, equipment and mine development consists of the following::

	September 30,	December 31,
	2006	2005
Furniture and office equipment	$345,411	$220,663
Mining equipment and vehicles	49,813,322	36,509,990
Land and buildings	6,486,680	6,721,858
Mine development	20,556,798	18,311,553
Total property, plant, equipment and mine development	77,202,211	61,764,064
Less accumulated depreciation, depletion and amortization	(19,286,105)	(10,862,383)
Property, plant, equipment and mine development, net	$57,916,106	$50,901,681

Mining equipment includes approximately $869,000 and $2,325,000 of gross assets under capital leases at September 30, 2006 and December 31, 2005, respectively.

Depreciation expense was approximately $3,392,000 and $2,850,000 for the three months ended September 30, 2006 and 2005, respectively, and $10,549,000 and $5,973,000 for the nine months ended September 30, 2006 and 2005, respectively.

The Company periodically reviews the estimated useful lives of its fixed assets. During the second quarter of 2005, this review indicated that the estimated useful lives for certain asset categories were generally determined to be less than those employed in calculating depreciation expense. As a result, the Company revised the estimated useful lives of mining equipment as of April 1, 2005. The impact of the change in estimated useful lives was to increase depreciation expense and the net loss by approximately $2,298,000 or $(0.17) per share for the nine months ended September 30, 2005.

During the three months ended March 31, 2006, the Company adopted a plan to sell existing transportation and mining equipment to various outside contractors. In September 2006, the Company completed sales of the majority of this equipment to various outside parties, including two contractors who perform hauling services for the Company. The equipment sold had a net book value of $919,549 and the sales resulted in a net loss of $22,550. The net book value of the remaining assets held for sale at September 30, 2006 approximates the fair value and is disclosed separately on the balance sheet.

On September 18, 2006 the Company entered into a sale-leaseback transaction with First National Capital Corporation’s assignee, GATX Financial Corporation, involving the Company’s highwall miner initially purchased in February 2006. The Company sold the highwall miner for approximately $6.4 million and recorded a deferred gain of approximately $875,000 which will be recognized over the forty-two month term of the lease. The lease is a “net” lease and requires that the Company maintain and insure the equipment as well as pay rental payments of $166,568 per month. As a condition of the lease, the Company provided two standby letters of credit totaling $1,282,770 in lieu of security deposits which are 100% collateralized with cash on deposit at two financial institutions.

At maturity, the Company has the option of purchasing the highwall miner or extending the lease for an additional twelve month term, both at the then fair market value, or allowing the lease to expire, at which time the Company would be responsible for the expense of transporting the highwall miner to a lessor designated location within the Continental United States.

5.	Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses are as follows:

	September 30,	December 31,
	2006	2005
Accounts payable	$9,591,769	$3,744,295
Accrued payroll and related taxes	300,610	383,642
Accrued interest	1,703,933	47,466
Accrued insurance	330,000	789,810
Accrued preferred dividends	377,105	—
Royalty obligations	722,490	869,143
Accrued federal, state and local taxes	695,976	556,270
Total accounts payable and accrued expenses	$13,721,883	$6,390,626

6.	Long-Term Debt

Note Payable

In January 2005, the Company signed an agreement committing the Company to the purchase of a highwall miner for a total purchase price of approximately $5,500,000, and paid a $500,000 deposit toward that purchase commitment. In March 2005, the Company borrowed approximately $5,140,000 pursuant to certain note and warrant purchase agreements and completed the purchase of this mining equipment. The Company issued notes in the aggregate principal amount of approximately $5,140,000 to three purchasers, including Crestview Capital Master, LLC (“CCM, LLC”). CCM, LLC is a related party to the Company due to the significant number of shares it holds in the Company. The notes had an original maturity date of August 10, 2005, later extended to December 10, 2005, were secured by the highwall miner, and had an interest rate of eighteen percent (18%). The Company paid an origination fee of approximately $200,000 upon the execution of the loan document. The note purchasers were also issued five-year common stock purchase warrants to purchase up to 140,000 shares of the Company’s common stock at an exercise price per share of $8.50. The notes were repaid on December 29, 2005 with an additional 3% late payment penalty.

Equipment Notes

In November 2005, the Company purchased mining equipment to be used in the Company’s Kentucky operations from two former contract mining companies for approximately $1,775,000. The Company financed the purchase with a $400,000, four month, non-interest bearing note payable to one of the mining companies and a $1,300,000, twenty-four month bank note at the prime rate plus 1%. Both notes are secured by the purchased equipment. The $400,000 note was repaid early in January 2006 at a $20,000 discount.

In February and March 2006, the Company purchased service vehicles and mining equipment for approximately $478,000. The Company financed the purchases with interest bearing notes ranging in term from thirty-six to sixty months and with interest rates ranging from approximately 4.5% to 9.3%. All notes are secured by the purchased equipment.

10.5% Senior Secured Notes Due 2010

On December 29, 2005, the Company issued $55.0 million of 10.5% Senior Secured Notes and Warrants to purchase a total of 1,732,632 shares of the Company’s common stock. The issue consisted of 55,000 units, with each unit comprised of one $1,000 principal amount note due 2010 and one warrant, which entitles the holder to purchase 31.5024 shares of the Company’s common stock at an exercise price of $8.50 per share, subject to adjustment. The warrants are subject to mandatory conversion if the price of the Company’s common stock remains above $12.75 for more than nineteen days out of a consecutive thirty day trading period. The warrants will be exercisable at any time on or after their first anniversary date and will expire on December 15, 2010. Net proceeds from this sale were approximately $52.1 million. The Company immediately used approximately $22.1 million of the proceeds to repay existing indebtedness. During the nine months ended September 30, 2006 the Company used approximately $2.0 million to purchase a forty-two mile rail line in Tennessee, approximately $8.3 million as collateral to support reclamation bonds, and $19.7 million to purchase other equipment, refurbish preparation facilities and rail loadouts, and provide working capital.

The indenture allows the Company to incur a first lien credit facility in the amount of $10.0 million, but limits further indebtedness unless certain fixed charge coverage ratios are maintained on a pro forma basis. Please refer to Note 12. "Events Subsequent to September 30, 2006," for a discussion of our entrance into such a credit facility. The fixed charge coverage ratio is defined as the ratio of net income (loss) plus (i) fixed charges, (ii) depreciation, depletion and amortization, (iii) taxes, (iv) extraordinary losses, and (v) other non-cash income and expenses to fixed charges defined to include 25% of capital expenditures made by the Company and its subsidiaries. To incur additional indebtedness, the Company must maintain a fixed charge coverage ratio of 2.0 to 1 for the first year of the Notes, 2.25 to 1 for the second year, and 2.5 to 1 for the remaining term of the Notes. The indenture also restricts payment of dividends on the Company’s common stock. Notes issued under the indenture are guaranteed fully and unconditionally as well as jointly and severally by the Company, which has no independent assets or operations, and each of its wholly owned subsidiaries.

In connection with the December 29, 2005 issuance of notes, the Company entered into a separate registration rights agreement with the purchasers. Pursuant to the separate registration rights agreement, the Company agreed to file an exchange offer registration statement registering the resale by the purchasers of all of the notes and attached warrants. Pursuant to the separate registration rights agreement, the Company filed two registration statements with the Securities and Exchange Commission in May 2006, which were declared effective on July 28, 2006. On September 5, 2006, the Company exchanged $51 million of the total $55 million 10.5% Senior Secured Notes for $51 million in new Notes, dated August 31, 2006, which are registered for resale with the Securities and Exchange Commission. The new Notes are issued under substantially the same terms as the old Notes.

Installment Purchase Obligations

In August 2005, the Company’s wholly-owned subsidiary, National Coal Corporation, entered into installment sale contracts with an equipment manufacturer, effective in July 2005, pursuant to which National Coal Corporation purchased and financed or refinanced certain equipment used in its coal mining operations. Pursuant to the installment sale contracts, the Company financed or refinanced approximately $7.3 million in equipment at rates ranging from 5.22% to 7.65%.

The total $6,717,650 aggregate principal balance of these contracts included refinancing obligations previously under capital leases of approximately $2,937,000 at September 30, 2005 representing gross assets of approximately $4,372,000. This resulted in the recognition of a gain on extinguishment of debt of approximately $328,000. The remaining $3,781,000 is related to the purchase of equipment formerly under operating lease and new equipment. The installment sale contracts require monthly payments of principal and interest through January 14, 2008.

In April 2006, the Company entered into new installment sale contracts with an equipment manufacturer pursuant to which the Company refinanced equipment with an aggregate principal value of approximately $2,729,000 formerly acquired under various capital leases resulting in a gain on extinguishment of debt of approximately $261,000. These installment sale contracts require payments over 36 months at fixed interest rates ranging from 7.03% to 7.50%. The obligations under the installment sale contracts are secured by the equipment purchased.

In August 2006 and September 2006, the Company entered into new installment sale contracts with an equipment manufacturer pursuant to which the Company refinanced equipment with an aggregate principal value of approximately $1,447,000. These installment sale contracts require payments over periods ranging from 30 to 36 months at fixed interest rates ranging from 7.42% to 8.10%. The obligations under the installment sale contracts are secured by the equipment purchased.

The following table summarizes long-term debt obligations of the Company, excluding capital leases:

	September 30,	December 31,
	2006	2005
10.5% Senior Secured Notes, due 2010	$55,000,000	$55,000,000
Bank note (prime + 1%), due 2007	738,495	1,200,018
Installment purchase obligations, due 2009	3,533,162	—
Installment purchase obligations, due 2008	3,450,779	5,270,611
Equipment note (non-interest bearing), due 2006	—	280,000
Equipment notes (8.39%-9.28%, due 2009-2011)	134,891	—
Equipment note (4.48%, due 2009)	261,447	—
Other	90,430	19,931
Less unamortized discounts	(3,459,026)	(3,910,160)
	59,750,178	57,860,400
Less current portion of long-term debt	(4,709,945)	(3,319,175)
Long-term debt	$55,040,233	$54,541,225

7.	Leases

The Company leases mining and certain other equipment under noncancelable lease agreements ranging in initial term from nine months to five years. Rental expense for equipment under operating lease agreements with initial lease terms of one year or greater was approximately $232,000 and $188,000 for the three months ended September 30, 2006 and 2005, respectively and approximately $414,000 and $879,000 for the nine months ended September 30, 2006 and 2005, respectively.

During the first quarter of 2006, the Company entered into a capital lease agreement of $265,300 with an equipment supplier for mining equipment with a comparable value. The lease is for a period of twenty-four months and provides for a bargain purchase option at the end of the lease term.

During the third quarter of 2006, the Company entered into a capital lease agreement of $625,000 with an equipment supplier for mining equipment with a comparable value. The lease is for a period of twenty-six months.

8.	Asset Retirement Obligations

In accordance with SFAS No. 143, the Company recognizes a liability for the fair value of asset retirement obligations associated with mine reclamation in the period in which the obligations are incurred or acquired. The liability is accreted to the expected reclamation date at the Company’s credit-adjusted risk-free rate.

The following table describes the changes to the Company’s asset retirement obligations:

Obligation at December 31, 2005	$7,228,232
Additions resulting from property additions	289,731
Accretion expense	344,397
Obligations settled	(937,925)
Obligation at September 30, 2006	$6,924,435

9.	Stockholders’ Equity

During the nine months ended September 30, 2006 and 2005, 152,500 and 0 warrants were exercised with gross proceeds totaling $1,006,500 and $0, respectively.

During the nine months ended September 30, 2006 and 2005, holders of 542.01 and 82.77 shares of Series A convertible preferred stock with liquidation preferences totaling $8,130,156 and $1,241,550 plus accrued dividends of $63,717 and $18,198, converted their shares into 1,364,166 and 209,958 shares of common stock, respectively.

During the nine months ended September 30, 2006 and 2005, the Company issued 400,010 and 222,940 shares of common stock and received gross proceeds of $963,622 and $506,218 respectively, upon the exercise of stock options by employees or former employees. Additionally, 101,503 shares of common stock were issued during the nine months ended September 30, 2006 for gross proceeds of $897,018, including 100,000 shares purchased by the Company’s new Chief Executive Officer.

In October 2006, the Company determined that it had not fully complied fully with a preferred stock purchase agreement provision which resulted in the accrual of $198,220 of additional preferred stock dividends.  Management determined that the impact of this accrual is not material to the Company’s consolidated financial statements in prior periods.  Therefore, the Company has reflected this accrual as a one-time adjustment to shareholders’ equity during the third quarter of 2006.  In November 2006, a majority of the preferred shareholders voted to eliminate the provision which gave rise to this accrual.

10.	Earnings Per Share

Basic earnings or loss per share are computed by dividing net income or loss by the weighted average number of common shares outstanding during the year. Diluted earnings or loss per share are computed similarly to basic earnings per share except that they reflect the potential dilution that could occur if dilutive securities or other obligations to issue common stock were exercised or converted into common stock. Diluted earnings or loss per share includes dilutive common stock equivalents, using the treasury stock method, and assumes that the potentially dilutive instruments were converted into common stock at the beginning of the year or upon issuance. Stock options with exercise prices greater than the average fair market price for a period are not included in the diluted earnings or loss per share calculations. In periods of losses, diluted loss per share is computed on the same basis as basic loss per share as the inclusion of any other potential shares outstanding would be anti-dilutive.

For the three months ended September 30, 2006 and 2005, 3,314,927 and 5,062,942 potentially dilutive shares of the Company from warrants, convertible preferred stock and stock options were not included in the computation of diluted loss per share because to do so would be anti-dilutive. For the nine months ended September 30, 2006 and 2005, 4,152,204 and 5,143,773 potentially dilutive shares of the Company from warrants, convertible preferred stock and stock options were not included in the computation of diluted loss per share because to do so would be anti-dilutive.

The computations for basic and diluted earnings per share from continuing operations for the following periods are illustrated below:

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Numerator:
Net loss	$(3,327,046)	$(390,953)	$(15,903,521)	$(3,811,361)
Preferred dividends	(377,105)	(264,020)	(739,991)	(859,785)
Numerator for basic and diluted	$(3,704,151)	$(654,973)	$(16,643,512)	$(4,671,146)

Denominator:
Weighted average shares - basic	15,778,005	13,804,791	15,029,335	13,671,490
Effect of warrants	—	250,000	155,898	250,000
Effect of convertible preferred shares	1,978,024	3,480,558	2,534,566	3,546,034
Effect of stock options	1,336,903	1,332,384	1,461,740	1,347,739
Adjusted weighted average shares - diluted	19,092,932	18,867,733	19,181,539	18,815,263

Basic net loss per common share	$(0.23)	$(0.05)	$(1.11)	$(0.34)

Diluted net loss per common share	$(0.23)	$(0.05)	$(1.11)	$(0.34)

11.	Commitments and Contingencies

In October 2004, the Company succeeded to a permit for a coal mining operation in Campbell County, Tennessee and in so doing became the real party in interest in a pending civil action filed by a group of environmental organizations in the United States District Court for the Eastern District of Tennessee. Plaintiffs alleged that issuance of the original permit was flawed because the Office of Surface Mining (“OSM”), the federal agency which issued the permit, had not complied with the requirements of the National Environmental Policy Act (“NEPA”) and asked that the permit be revoked by the Court. The District Court dismissed the plaintiffs’ action and the plaintiffs subsequently appealed to the U.S. Sixth Circuit Court of Appeals. The U.S. Sixth Circuit Court of Appeals upheld the dismissal by the District Court. The plaintiff filed an application for review by the Court “en banc”.

Concurrent with the above action, the same plaintiffs filed a similar action alleging a NEPA violation regarding OSM’s approval of an application for a revision of the same permit. An unfavorable outcome of this action would not involve direct monetary damages; however significant financial losses could result from curtailed mining operations. The Company believes that this matter will be resolved favorably and without a material impact on its cash flows, results of operations or financial condition.

During 2005, the Company underwent an audit by its previous workers’ compensation insurance provider which subsequently contended that an additional approximately $1.4 million in premiums is owed for the policy year ended April 15, 2005. The matter primarily involves the classification of employees performing certain job functions. In January 2006, the Company attempted to settle the dispute by submitting a full accounting of the matter with a payment of approximately $427,000 to the previous insurance provider. Currently, the matter has not been resolved nor has any legal action been pursued by either party. The Company and the insurance provider are currently attempting to negotiate a settlement. The Company does not believe that the ultimate liability with respect to this action will materially affect the operating results or the financial position of the Company.

In March 2006, the Company was named as defendant in a complaint filed in the United States District Court for the Eastern District of Kentucky by the sublessee of certain coal mining rights at the Company’s operations in Kentucky. The Company is the sublessee of the right to mine coal using the underground method on the property in question as the result of a 2004 acquisition. The complainant claims that it possesses the right to mine the coal at this property through the surface mining method and that by mining the coal by the highwall mining method, the Company committed either an intentional or negligent trespass. The complainant seeks damages in the range of $1.2 million to $2.8 million which it estimates to be the range of gross profits to total revenues of the coal mined. The Company acknowledges that it mined the coal in question but contends that by using the highwall mining method, it mined the coal by an underground mining method and therefore committed no trespass. In response, the Company has filed a third-party complaint against a contractor who advised the Company that it had the right to mine the coal. This suit could allow the Company to recover a portion of any amounts lost if the original complainant is successful. Management is unable to estimate with reasonable certainty the probable outcome of these suits.

In February 2006, the Company purchased a second highwall miner for approximately $6,500,000 which was immediately placed in service on the Straight Creek tracts in Southeastern Kentucky. In March 2006, this highwall miner was damaged by a rock collapse which resulted in approximately three months of lost service. Repairs to the highwall miner have totaled approximately $1,934,000 and were recorded as a cost of sales in the first two quarters of 2006. The Company’s initial insurance claim was denied and management pursued legal action against the insurance provider. In September 2006, the insurance provider processed the claim and the Company received approximately $1,867,000 which has been recorded as a reduction of cost of sales in the third quarter of 2006. The Company is also in discussion with a second insurance provider on a related claim pertaining to a front-end loader that was destroyed in the same March 2006 rock collapse. The Company expects this second claim to be resolved in its favor prior to year-end.

On April 12, 2006, the Company was named as a defendant in a suit along with Calvary Coal Company, Inc. (“Calvary”), a former subcontractor who managed the Company’s Kentucky operations during a portion of 2004 and 2005, by Appalachian Fuels, LLC (the “Plaintiff”). The Plaintiff seeks to recover approximately $360,000; funds allegedly supplied to Calvary by the Plaintiff around the time of the Company’s purchase of the Kentucky operations from the Plaintiff. The purchase agreement related to the Kentucky operations allows for deduction of the funds in question from the Company’s operating payments to Calvary only upon Calvary’s written consent which, despite the Company’s communication, the Plaintiff did not obtain. Because the required written consent was not obtained, the Company did not deduct the funds in question and submit them to the Plaintiff. The Company believes that this matter will be resolved favorably and without a material impact on its cash flows, results of operations or financial condition.

On September 1, 2006, the Tennessee Department of Environment and Conservation (“TDEC”) issued a Stop Work Order (the “Order”) with respect to the Company’s operations at Mine # 7 in Tennessee. The Order alleged that the Company disturbed two unnamed streams outside of the permitted mining area. The Order sought the reclamation of the two streams and the assessment of penalties of approximately $173,000 if the various requirements sought by the Order were not satisfied. The Company filed an appeal of the Order and in November 2006 came to an agreement with TDEC which requires reclamation of the area in question with no penalties to be assessed.

The Company becomes party to other legal actions, claims, arbitration and administrative proceedings from time to time in the ordinary course of business. Management does not expect the outcome of these other pending or threatened proceedings to have a material impact on its cash flows, results of operations or financial condition.

12.	Events Subsequent to September 30, 2006

On October 12, 2006, the Company’s wholly-owned subsidiary, National Coal Corporation, entered into a term loan credit facility that provides for borrowings of up to $10.0 million with Guggenheim Corporate Funding, LLC. National Coal Corporation immediately borrowed $5.0 million to be used to pay related transaction costs of approximately $314,000 and to fund general operating needs. National Coal Corporation has the right to borrow the remaining $5.0 million on up to two occasions prior to July 12, 2007.

Under this credit facility, the Company’s obligations are secured by a priority senior lien on substantially all of the assets of the Company. All amounts under the credit facility become due and payable in March 2010 and the interest under this facility is payable at a rate equal to, at our option, the Eurodollar Rate plus 3.5% or the Base Rate (which approximates the prime rate) plus 2.5%. The term loan credit facility contains customary financial covenants and default provisions including that the Company maintain minimum levels of EBITDA and liquidity, maintain minimum interest coverage ratios, not exceed maximum leverage ratios, and that it limit certain future categories of transactions such as the incurrence of additional indebtedness and the sale of assets.

From October 1, 2006 through November 9, 2006, holders of 8.67 shares of our Series A convertible preferred stock with liquidation preferences totaling $130,050 and unpaid dividends totaling $1,722 converted their shares into 21,962 shares of common stock.

From October 1, 2006 through November 9, 2006, the Company issued 312,500 shares of common stock and received gross proceeds of $687,500 upon the exercise of stock options by its former CEO.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information contained in this Form 10-Q is intended to update the information contained in our Annual Report on Form 10-K for the year ended December 31, 2005 and presumes that readers have access to, and will have read, the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other information contained in such Form 10-K. The following discussion and analysis also should be read together with our condensed consolidated financial statements and the notes to the condensed consolidated financial statements included elsewhere in this Form 10-Q.

This report, including this section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operation” may contain “forward-looking statements” that include information relating to future events, future financial performance, strategies, expectations, competitive environment, regulation and availability of resources. These forward-looking statements include, without limitation, statements regarding: proposed new services; our expectations concerning litigation, regulatory developments or other matters; statements concerning projections, predictions, expectations, estimates or forecasts for our business, financial and operating results and future economic performance; statements of management’s goals and objectives; and other similar expressions concerning matters that are not historical facts. Words such as “may,” “will,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes” and “estimates,” and similar expressions, as well as statements in future tense, identify forward-looking statements.

Forward-looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by which, that performance or those results will be achieved. Forward-looking statements are based on information available at the time they are made and/or management’s good faith belief as of that time with respect to future events, and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. Important factors that could cause these differences include, but are not limited to:

•	the worldwide demand for coal;

•	the price of coal;

•	the supply of coal and other competitive factors;

•	the costs to mine and transport coal;

•	the outcome of litigation and collection on insurance claims;

•	the ability to obtain new mining permits;

•	the costs of reclamation of previously mined properties;

•	the risks of expanding coal production;

•	industry competition;

•	our ability to continue to finance and execute our growth strategies;

•	general economic conditions; and

•	other factors discussed under the headings “Cautionary Statements and Risk Factors” and elsewhere in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

Overview

We mine, process and sell high quality bituminous steam coal from mines located in East Tennessee and Southeastern Kentucky. We own the coal mineral rights to approximately 74,600 acres of land and lease the rights to approximately 40,900 additional acres. We have expanded our operations considerably since commencing operations at a single surface mine in Tennessee in July 2003. As of September 30, 2006, our mining complexes included four underground mines, two surface mines, and two highwall mines. In addition, we have four preparation plants, three active and one inactive, and four unit train loading facilities, three active and one inactive, served by the CSX and Norfolk Southern (“NS”) railroads. We hold permits that allow us to open four new mines close to our current operations. As of September 30, 2006, we controlled approximately 37.4 million estimated recoverable tons. During the nine months ended September 30, 2006, we generated total revenues of $65.0 million and Adjusted EBITDA (See EBITDA NOTE below) of $2,486,085 and sold approximately 1,237,000 tons of coal. We expect our production to increase significantly as we continue to expand operations.

Since our inception, our revenues have resulted primarily from the sale of coal to electric utility companies in the Southeastern United States. According to the U.S. Department of Energy, Energy Information Administration (“EIA”), in 2004 the Southeast region accounted for 23% of coal generated electricity in the United States. Also according to the EIA, the long-term outlook for coal demand in the Southeast is favorable, as coal generated electricity in our region is expected to grow at a rate of 2.5% per year according to the EIA. In addition, the Southeast region is projected by the EIA to account for 27% of the expansion of coal generated electricity in the United States over the next 20 years. For the nine months ended September 30, 2006, approximately 85% of our revenue was generated from coal sales to electric utility companies in the Southeastern United States and our largest customers were Georgia Power, South Carolina Public Service Authority (Santee Cooper) and Duke Power, representing approximately 28%, 33% and 16% of our revenues, respectively.

In the nine months ended September 30, 2006, our mines produced approximately 1,046,000 tons of coal. Approximately 52.2% of our production for the quarter was produced at underground mines and 47.8% was produced at our surface and highwall mine operations. We have taken advantage of a pricing environment strong in historical reference to obtain long-term (greater than 12 months in duration) supply agreements with key customers at a weighted average price of approximately $51 per ton. We plan to continue to capitalize on this historically strong pricing environment by pursuing additional long-term contracts and selling coal on the spot market for the remainder of our production.

EBITDA NOTE:

EBITDA is defined as net loss plus (i) other (income) expense, net, (ii) interest expense, and (iii) depreciation, depletion, amortization, and accretion, less (iv) interest income. Adjusted EBITDA is defined as EBITDA plus stock-based compensation expense and other material non-recurring items. We present EBITDA and Adjusted EBITDA to enhance understanding of our operating performance. We use EBITDA and Adjusted EBITDA as criteria for evaluating our performance relative to that of our peers, including measuring our cost effectiveness and return on capital, assessing our allocations of resources and making compensation decisions. We believe that EBITDA and Adjusted EBITDA are operating performance measures that provide investors and analysts with a measure of our operating performance and permit them to evaluate our cost effectiveness and production efficiencies relative to competitors. However, EBITDA and Adjusted EBITDA are not measurements of financial performance under accounting principles generally accepted in the United States of America (“GAAP”) and may not be comparable to other similarly titled measures of other companies. EBITDA and Adjusted EBITDA should not be considered as alternatives to cash flows from operating activities, determined in accordance with GAAP, as indicators of cash flows. The following reconciles our net loss to EBITDA and Adjusted EBITDA:

	Three Months Ended September 30,		Nine months Ended September 30,
	2006	2005	2006	2005
Net loss	$(3,327,046)	$(390,953)	$(15,903,521)	$(3,811,361)
Other (income) expense, net (1)	215,081	(244,847)	(247,376)	(297,761)
Interest income	(168,622)	(80,529)	(553,818)	(82,545)
Interest expense	1,673,464	1,054,180	5,401,498	2,801,755
Depreciation, depletion, amortization, and accretion	3,812,736	3,208,522	11,726,482	7,166,450
EBITDA	$2,205,613	$3,546,373	$423,265	$5,776,538
Stock-based compensation expense (2)	1,308,880	223,362	2,012,820	672,568
Non-recurring item: Highwall miner damage and insurance recovery	(1,866,909)	—	50,000	—
Adjusted EBITDA	$1,647,584	$3,769,735	$2,486,085	$6,449,106

(1) For the three months ended September 30, 2006, figure includes $259,158 loss related to the demolition of a preparation plant and a $44,077 net gain on asset disposal.
(2) Figure includes $941,961 attributable to the accelerated vesting of options held by the former CEO, the former General Counsel and Secretary - who is also the spouse of the former CEO, and the former COO.

Results of Operations

The following table presents consolidated statement of operations data for each of the periods indicated as a percentage of revenues.

	Three Months Ended September 30,		Nine months Ended September 30,
	2006	2005	2006	2005
Total revenues	100.0%	100.0%	100.0%	100.0%
Expenses:
Cost of sales	74.5	71.3	88.1	76.6
Depreciation, depletion, amortization and accretion	18.1	17.6	18.0	15.3
General and administrative	15.0	9.3	11.3	11.1
Total operating expenses	107.6	98.2	117.4	103.0
Operating income:	(7.6)	1.8	(17.4)	(3.0)
Other income (expense):
Interest expense	(7.9)	(5.7)	(8.3)	(6.0)
Interest income	0.8	0.5	0.9	0.2
Other income (expense), net	(1.1)	1.3	0.3	0.7
Net loss	(15.8)	(2.1)	(24.5)	(8.1)

Comparison of three months ended September 30, 2006 and three months ended September 30, 2005

	Three Months Ended September 30,	Three Months Ended September 30,	Percent Change
	2006	2005

Revenues
Coal sales	$21,068,684	$18,159,270	16.0%
Other revenues	45,061	115,430	(61.0)%
Total revenues	$21,113,745	$18,274,700	15.5%

Expenses
Cost of sales	$15,735,132	$13,031,078	20.8%
Depreciation, depletion, amortization and accretion	3,812,736	3,208,522	18.8%
General and administrative	3,173,000	1,697,249	86.9%
Total operating expenses	$22,720,868	$17,936,849	26.7%

Other income (expense)
Interest expense	$(1,673,464)	$(1,054,180)	58.7%
Interest income	168,622	80,529	109.4%
Other income (expense), net	(215,081)	244,847	(187.8)%
Total other income (expense)	$(1,719,923)	$(728,804)	(136.0)%

Revenues

For the three months ended September 30, 2006, our coal revenues were derived entirely from coal sales to ten customers, four of which were utilities and six of which were industrial customers. Our five largest customers, which  include the four utilities, represented 90% of our total revenues. The increase in coal sales of approximately $2.9 million, or 16.0%, for the three months ended September 30, 2006, compared to the three months ended September 30, 2005 was attributable to an increase in sales volume of approximately 50,000 tons to approximately 409,000 tons in the third quarter of 2006 partially offset by an average decline in the contract price of our five largest customers of 5.9%. Other revenues for the three months ended September 30, 2006 include approximately $114,000 charged to another coal producer for use of our train loading facilities in Kentucky and royalty receipts, which were not reflected in 2005. These were partially offset by previously recognized lease revenue credited as part of the settlement with a purchaser of certain mining equipment.

Operating Expenses

Cost of sales

Cost of sales consists primarily of salary, benefits and other compensation costs paid directly to miners, and direct costs paid to third party vendors whose goods and services were directly used in the process of producing coal inventory. Third party vendor costs include contract mining, coal purchases, equipment leases and maintenance costs, blasting costs, fuel costs, parts and supplies, and transportation costs. Excluding the September 2006 insurance settlement related to one of our highwall miners damaged by a rock collapse in March 2006, resulting in a reduction of cost of sales of $1.9 million, cost of sales increased approximately $4.6 million or 35.3% for the three months ended September 30, 2006 as compared to the same period in 2005. The primary reason for the increase in total cost is the increase in the volume of coal sales of approximately 15% when compared to the same period in the prior year. Additionally, in August 2005, we terminated an agreement with a subcontractor for the management of our Kentucky properties. This agreement was financially favorable, however, it presented certain risks including a risk to the on-going financial health of the subcontractor and thus the uninterrupted continuation of service. As a result of this termination, our cost structure has increased by an estimated $0.8 million to $1.1 million per quarter.

Depreciation, depletion, amortization and accretion expense

The 18.8% increase in depreciation, depletion, amortization and accretion expense for the three months ended September 30, 2006 as compared to the comparable period in 2005, is attributable to the acquisition of property, plant and equipment in support of increased mining activity.

General and administrative expenses

General and administrative expenses primarily include salary, benefits, and related expenses; consulting expenses; professional fees; insurance expenses; and travel and travel related expenses. The 86.9% increase in general and administrative expenses for the three months ended September 30, 2006 as compared to the same period in the previous year is primarily attributable to an increase in stock option expense of approximately $1,086,000 primarily due to our adoption of FAS 123(R) and an accelerated vesting of executive stock options for the former CEO, the former General Counsel and Secretary who is also the spouse of the former CEO, and the former COO, an increase in executive and accounting payroll of approximately $129,000, and an increase in professional fees primarily related to legal services of approximately $134,000.

Other Income (Expense)

The 58.7% increase in interest expense for the three months ended September 30, 2006 compared to the three months ended September 30, 2005 is attributable to an increase in the average outstanding balance of our debt and capital lease obligations of approximately $33.5 million, or 126.5%, partially offset by a decrease in our weighted average interest rate of approximately 4.8%. Interest income increased by 109.4% primarily due to larger average short-term deposit balances. Other income (expense), of $(215,081) consists primarily of a loss related to the demolition of one of our processing plants.

Comparison of nine months ended September 30, 2006 and nine months ended September 30, 2005

	Nine months Ended September 30,	Nine months Ended September 30,	Percent Change
	2006	2005

Revenues
Coal sales	$64,448,256	$46,754,319	37.8%
Other revenues	524,109	115,430	354.0%
Total revenues	$64,972,365	$46,869,749	38.6%

Expenses
Cost of sales	$57,218,065	$35,898,144	59.4%
Depreciation, depletion, amortization and accretion	11,726,482	7,166,450	63.6%
General and administrative	7,331,035	5,195,067	41.1%
Total operating expenses	$76,275,582	$48,259,661	58.1%

Other income (expense)
Interest expense	(5,401,498)	(2,801,755)	92.8%
Interest income	553,818	82,545	570.9%
Other income (expense), net	247,376	297,761	(16.9)%
Total other income (expense)	$(4,600,304)	$(2,421,449)	(90.0)%

Revenues

For the nine months ended September 30, 2006, our revenues were derived entirely from coal sales to twelve customers, four of which were utilities and eight of which were industrial customers. Our five largest customers, which  include the four utilities, represented 93% of our total revenues. The increase in coal sales of approximately $17.7 million, or 37.8%, for the nine months ended September 30, 2006, compared to the nine months ended September 30, 2005 was attributable to an increase in sales volume of approximately 387,000 tons to approximately 1,237,000 tons in the 2006 period net of an average decline in the contract price per ton for our five largest customers of approximately 3.6% Additionally, net quality adjustments to coal shipped to our customers improved by approximately $837,000. Other revenues for the nine months ended September 30, 2006 include approximately $407,000 charged to another coal producer for use of our train loading facilities in Kentucky and royalty receipts, which were not reflected in 2005.

Operating Expenses

Cost of sales

Cost of sales increased approximately $21.3 million or 59.4% for the nine months ended September 30, 2006 as compared to the same period in 2005. The primary reason for the increase in total cost is the increase in the volume of coal sales of approximately 46% when compared to the same period in the prior year. Additionally, in August 2005, we terminated an agreement with a subcontractor for the management of our Kentucky properties. This agreement was financially favorable, however, it presented certain risks including a risk to the on-going financial health of the subcontractor and thus the uninterrupted continuation of service. As a result of this termination, our cost structure for 2006 has increased by an estimated $0.8 million to $1.1 million per quarter.

Depreciation, depletion, amortization and accretion expense

The 63.6% increase in depreciation, depletion, amortization and accretion expense for the nine months ended September 30, 2006 as compared to the comparable period in 2005, is attributable to the acquisition of property, plant and equipment in support of increased mining activity and a change in the estimated useful lives of certain mining equipment at April 1, 2005. Had this revision been made as of January 1, 2005, the effect would have been to increase depreciation expense by approximately $1.6 million for the nine months ended September 30, 2005.

General and administrative expenses

The 41.1% increase in general and administrative expenses for the nine months ended September 30, 2006 as compared to the same period in the previous year is attributable to an increase in stock option expense of approximately $1,340,000 primarily due to our adoption of FAS 123(R) and an accelerated vesting of executive stock options for the former CEO, the former General Counsel and Secretary who is also the spouse of the former CEO, and the former COO, an increase in executive and accounting payroll of approximately $394,000, and an increase in professional fees primarily related to legal services of $199,000.

Other Income (Expense)

The 92.8% increase in interest expense for the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005 is attributable to an increase in the average outstanding balance of our debt and capital lease obligations of approximately $36.1 million or 149.6% partially offset by a decrease in our weighted average interest rate of approximately 3.5%. Interest income increased by 570.9% primarily due to larger average short-term deposit balances early in the year. Other income (expense), net includes a gain of approximately $270,000 on the extinguishment of debt related to an equipment refinancing and a net loss of approximately $22,000 primarily due to a net loss related to the demolition of one of our processing plants offset by a net gain on various disposals of mining and transportation equipment.

Liquidity and Capital Resources

At September 30, 2006, we had cash and cash equivalents of approximately $1.8 million, negative working capital of approximately $10.5 million, and cash flows from operations of approximately $2.4 million for the nine months then ended. On October 12, 2006, we entered into a term loan credit facility that provides borrowings of up to $10.0 million with Guggenheim Corporate Funding, LLC. We borrowed $5.0 million at closing to be used to pay the costs of the transaction of approximately $314,000 and to fund general operating and working capital needs. We have the right to borrow the remaining $5.0 million on up to two occasions prior to July 12, 2007.

At September 30, 2006, we had shareholders' equity of $4.9 million and have incurred net losses of $15.9 million for the nine months then ended. Despite anticipated increases in sales volume, we expect that we will continue to incur net losses into the foreseeable future which may result in a negative equity position unless the Company were to raise additional equity. There are no assurances that the Company's efforts to raise additional equity will be successful.

If our operating and expansion plans for the remainder of 2006 vary significantly from these expectations, we may have to seek additional financing sources in excess of those previously noted. There are no assurances that the Company’s efforts to raise additional financial resources will be successful.

On December 29, 2005, we issued $55,000,000 in aggregate principal amount of 10.5% Senior Secured Notes due 2010 (the “Senior Notes”) and 55,000 warrants to purchase a total of 1,732,632 shares of the Company’s common stock (the “Warrants”). The Senior Notes and Warrants were sold in Units (the “Units”) consisting of one $1,000 principal amount Note and one Warrant, which entitled the holder to purchase 31.5024 shares of Company common stock at an exercise price of $8.50 per share, subject to adjustment. The warrants are subject to mandatory conversion if the price of the Company’s common stock remains above $12.75 for more than twenty days out of a thirty day period. The Units were sold in a private placement exempt from the registration requirements under the Securities Act of 1933, as amended (the "Securities Act"). The Senior Notes are fully and unconditionally guaranteed by all of our wholly-owned subsidiaries and were offered and sold within the United States only to qualified institutional buyers in reliance on Rule 144A under the Securities Act.

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

The Senior Notes and the related guarantees are secured by a lien on substantially all of our and the guarantors’ property and assets, including a pledge of 100% of the capital stock or other equity interests of our domestic subsidiaries. The Senior Notes will mature on December 15, 2010. The Senior Notes are subordinated to our new $10 million Credit Facility with Guggenheim Corporate Partners, LLC, which holds a first priority secured lien senior to the Notes, and ranks senior to our existing and future subordinated debt.

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

In addition, up to 35% of the Senior Notes are redeemable, at our option, in whole or in part, at any time up to December 15, 2008 at a redemption price of 110.500%. The remaining 65% of the Senior Notes are redeemable, at our option, in whole or part, on or after December 15, 2008, in each case at the redemption prices described in the table below. All redemptions prices are in addition to any accrued and unpaid interest to the date of the redemption.

Time Period	Percentage
December 15, 2008 - December 14, 2009	105.250%
December 15, 2009 - June 14, 2010	102.625%
June 15, 2010 and thereafter	100.000%

The indenture governing the Senior Notes, among other things and subject to certain exceptions, limits our ability and the ability of our subsidiaries to:

•	incur or guarantee additional indebtedness or issue preferred stock;
•	pay dividends or distributions on, or redeem or repurchase, capital stock;
•	make investments;
•	issue or sell capital stock of restricted subsidiaries;
•	engage in transactions with affiliates;
•	grant or assume liens; or
•	consolidate, merge or transfer all or substantially all of our assets.

Our failure to make required payments of interest and principal and to comply with other covenants may result in the acceleration of the principal of the Senior Notes.

We agreed, pursuant to a registration rights agreement with the initial purchaser, to use our commercially reasonable efforts to (a) register with the SEC a new issue of notes having substantially identical terms as the Senior Notes in order to exchange freely tradable notes for the Senior Notes, and (b) file a shelf registration statement with the SEC covering the resale of the Warrants and shares of our common stock issuable upon exercise of the Warrants, and to use our commercially reasonable efforts to cause that resale registration statement to be declared effective within 240 days after the sale date. We filed registration statements subject to our obligations under the registration rights agreement on May 15, 2006. Both registration statements were declared effective on July 28, 2006.

We immediately used approximately $22,100,000 of the proceeds of the Senior Note offering to repay existing indebtedness. During the nine months ended September 30, 2006 we used approximately $2.0 million to purchase a forty-two mile rail line in Tennessee, approximately $8.3 million as collateral to support reclamation bonds, and $19.7 million to purchase a other equipment, refurbish a preparation plant and rail loadout, and to use as working capital.

On September 18, 2006, we entered into a sale-leaseback transaction involving one of our highwall miners. The highwall miner had a net book value of approximately $5,538,326 and was sold to GATX Financial Corporation for $6,413,852. The lease is accounted for as an operating lease.

The following table summarizes our long-term debt obligations, excluding capital leases:

	September 30,	December 31,
	2006	2005
10.5% Notes, due 2010	$55,000,000	$55,000,000
Bank note (prime + 1%), due 2007	738,495	1,200,018
Installment purchase obligations, due 2009	3,533,162	—
Installment purchase obligations, due 2008	3,450,779	5,270,611
Equipment note (non-interest bearing), due 2006	—	280,000
Equipment notes (8.39%-9.28%, due 2009-2011)	134,891	—
Equipment note (4.48%, due 2009)	261,447	—
Other	90,430	19,931
Less unamortized discounts	(3,459,026)	(3,910,160)
	59,750,178	57,860,400
Less current portion of long-term debt	(4,709,945)	(3,319,175)
Long-term debt	$55,040,233	$54,541,225

Cash Flows

We currently satisfy our working capital requirements primarily through cash flows generated from operations, the incurrence of debt, and the sale of equity securities. For the nine months ended September 30, 2006, we had a net decrease in cash and cash equivalents of approximately $23.6 million. Cash flows from operating, financing and investing activities for the nine months ended September 30, 2006 and 2005 are summarized in the following table:

	Nine months
	Ended September 30,
Activity	2006	2005

Operating activities	$2,357,889	$6,262,885
Investing activities	(26,043,719)	(11,173,105)
Financing activities	41,385	5,351,896
Net increase (decrease) in cash	$(23,644,435)	$441,676

Operating Activities

The decrease in net cash provided by operating activities of approximately $3.9 million to $2.4 million during the nine months ended September 30, 2006 was primarily the result of an increase in net loss, net of depreciation, depletion, amortization and accretion and non-cash stock option expense, of $6.2 million. The increase was primarily due to lower contract prices, increased purchases of coal due in part to the highwall miner damage during the year, and the termination of a financially favorable agreement with a subcontractor for the management of our Kentucky properties. Offsetting the overall decrease in cash flow from operations is a greater increase in accounts payable of $4.7 million primarily attributable to the refurbishment of our Baldwin preparation plant and loadout facility which has taken place in 2006 and increased interest due to higher debt balances. These and other expansion activities have also resulted in a greater increase in inventory of $1.6 million in current year and $0.9 of asset retirement obligation settlements, both of which decreased cash from operations.

Investing Activities

Cash used in investing activities of $26.0 million was primarily related to net capital expenditures of approximately $16.2 million including the acquisition of a forty-two mile rail line in Tennessee and renovations to a processing facility in Tennessee along with an increase in cash collateral supporting reclamation bonds of approximately $9.7 million. The $11.2 million in cash used in investing activities for the nine months ended September 30, 2005 consisted primarily of the purchase of a $5.5 million dollar highwall miner and the refurbishment of mining equipment purchased in 2004.

Financing Activities

The decrease in net cash provided by financing activities of approximately $5.3 million to less than $0.1 million during the nine months ended September 30, 2006 was primarily the result of the Senior Notes issued in December 2005 which decreased the need for additional funding as compared to $5.4 million provided during the nine months ended September 30, 2005.

Contractual Obligations

The following summarizes our contractual obligations at September 30, 2006 and the effects such obligations are expected to have on liquidity and cash flow in future periods:

	Payments due by period
		Less than 1	1-3	3-5	After
	Total	Year	Years	Years	5 Years

Long-term debt	$63,209,204	4,710,055	3,474,514	55,024,635	—
Operating leases	7,252,817	2,101,716	4,151,695	999,406	—
Capital leases	766,781	355,351	411,430	—	—
Total contractual obligations	$71,228,802	7,167,122	8,037,639	56,024,041	—

The contractual obligations table above does not include $5.0 million borrowed under a term loan credit facility in October 2006. The term loan matures in 2010.

We rent mining equipment pursuant to operating lease agreements, and made lease payments totaling approximately $414,000 during the nine months ended September 30, 2006.

For the nine months ended September 30, 2006, we accrued dividends to the holders of our Series A convertible preferred stock in the aggregate of approximately $739,991, $66,995 of which we paid out in May 2006 as a result of a redemption. Historically we have made semi-annual cash dividend payments to the holder of the Series A preferred stock on June 30 and December 31. Dividends accrued on our Series A convertible preferred stock of $295,891 were paid in July. The dividend rate of our Series A preferred stock increased from 5% to 8% on September 1, 2006.

Off-Balance Sheet Arrangements

At September 30, 2006, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, variable interest or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Critical Accounting Policies, Judgments and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates, judgments, and assumptions that affect the reported amounts and related disclosures of assets, liabilities, revenues, and expenses at the date of the financial statements and for the periods then ended. On an on-going basis, management evaluates the estimates used, including those related to workers’ compensation, reclamation and mine closure obligations, coal reserve values, income taxes, and contingencies. Estimates are based on historical experience, actuarial estimates, current conditions, and various other assumptions that management believes to be reasonable under the circumstances.

Accounting measurements at interim dates inherently involve greater reliance on estimates than those made at year-end. The results for the three and nine months ended September 30, 2006 are not necessarily indicative of results to be expected for the full year. Please refer to the section entitled “Critical Accounting Policies, Judgments and Estimates” included in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation of our Annual Report on Form 10-K for the year ended December 31, 2005 for a discussion of our critical accounting policies, judgments and estimates. There have been no material changes to the previously reported information concerning our Critical Accounting Policies, Judgments and Estimates.

Stock-Based Compensation

Prior to January 1, 2006, the Company accounted for stock-based compensation under Statement of Financial Accounting Standards No. 123 Accounting for Stock-Based Compensation (“FAS 123”). As permitted under this standard, compensation cost was recognized using the intrinsic value method described in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”). APB 25 does not require any compensation expense to be recorded in the consolidated financial statements if the exercise price of the award was equal to or more than the market price on the date of the grant.

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment (“FAS 123R”) using the modified-prospective transition method. FAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized as compensation expense in the consolidated financial statements based on their fair values. Under the modified-prospective transition method, the Company recognizes compensation expense for the unvested portion of all share-based payments granted on or prior to December 31, 2005 over the remaining service period based on the grant date fair value estimated in accordance with FAS 123 and recognizes compensation cost for all share-based payments granted on or subsequent to January 1, 2006 over the service period based on grant date fair value estimated in accordance with FAS 123R. As permitted by FAS 123R, prior periods were not restated to reflect the impact of the new accounting standard. During the nine months ended September 30, 2006, the Company recognized $2,012,820 of compensation expense related to stock options, including $941,961 related to the accelerated vesting of options granted to the former CEO, the former General Counsel and Secretary who is also the spouse of the former CEO, and the former COO. The former CEO continues as Chairman.

As of September 30, 2006, there was approximately $3,016,000 of total unrecognized compensation cost related to non-vested stock options granted under the Plan. That cost is expected to be recognized over a weighted average period of 1.3 years.

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

We have, and will continue to have substantial indebtedness. At September 30, 2006, we had approximately $55.0 million principal value of total senior debt. Subsequent to September 30, 2006, our senior indebtedness has increased by an additional $5.0 million and could increase an additional $5.0 million under our term loan credit facility, which has priority over senior debt with respect to security interests in the collateral. Our high level of indebtedness could have important consequences, including the following:

• reducing our ability to obtain additional financing;
•  reducing our cash flow;
•  placing us at a competitive disadvantage compared to our competitors that may have proportionately less debt or greater financial resources;
•  hindering our flexibility in dealing with changes in our business and the industry; and
• making us more vulnerable to economic downturns and adverse developments.

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

We rely primarily on our ability to generate cash in the future to service our debt. If we do not generate sufficient cash flows to meet our debt service and working capital requirements, we may need to seek additional financing. If we are unable to obtain financing on terms that are acceptable to us, we could be forced to sell our assets or those of our subsidiaries to make up for any shortfall in our payment obligations under unfavorable circumstances. The Senior Secured Notes indenture and term loan credit facility limit our ability to sell assets and also restrict the use of the proceeds from any such sale. Therefore, even if forced to do so, we may not be able to sell assets quickly enough or for sufficient amounts to enable us to meet our debt obligations

We face numerous uncertainties in estimating our economically recoverable coal reserves, and inaccuracies in our estimates could result in lower than expected revenues, higher than expected costs or decreased profitability.

We estimate that as of September 30, 2006, we control approximately 37.4 million tons of proven and probable reserves that are recoverable at this time. We base our reserves estimates on engineering, economic and geological data assembled and analyzed by our staff, which includes various engineers and geologists, and aspects of which have been reviewed by outside firms. Our estimates of our proven and probable reserves and our recoverable reserves, as well as the Btu or sulfur content of our reserves, may be revised and updated to reflect the resolution of uncertainties and assumptions, the production of coal from the reserves and new drilling or other data received.

In January 2006, we engaged Marshall Miller & Associates, Inc., an independent mining engineering firm, to evaluate our reserves. Their evaluation efforts are ongoing and they have not yet submitted their final report. Future estimates of our reserves, including estimates prepared by Marshall Miller, could be materially different from current estimates. There are numerous uncertainties inherent in estimating quantities and qualities of and costs to mine recoverable reserves, including many factors beyond our control. Estimates of economically recoverable coal reserves and net cash flows necessarily depend upon a number of variable factors and assumptions, all of which may vary considerably from actual results such as:

• geological and mining conditions which may not be fully identified by available exploration data or which may differ from experience in current operations;
•  historical production from the area compared with production from other similar producing areas;
•  the assumed effects of regulation and taxes by governmental agencies; and
•  assumptions concerning coal prices, operating costs, mining technology improvements, severance and excise tax, development costs and reclamation costs.

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

Our recoverable reserves will decline as we produce coal. We have not yet applied for the permits required or developed the mines necessary to use all of the coal deposits under our mineral rights. Furthermore, we may not be able to mine all of our coal deposits as efficiently as we do at our current operations. Our future success depends upon our conducting successful exploration and development activities and acquiring properties containing economically recoverable coal deposits. In addition, we must also generate enough capital, either through our operations or through outside financing, to mine these additional reserves. Our current strategy includes increasing our coal deposits base through acquisitions of other mineral rights, leases, or producing properties and continuing to use our existing properties. Our ability to further expand our operations may be dependent on our ability to obtain sufficient working capital, either through cash flows generated from operations, or financing activities, or both. Mining coal in Central Appalachia can present special difficulties. Characteristics of the land and permitting process in Central Appalachia, where all of our mines are located, may adversely affect our mining operations, our costs and the ability of our customers to use the coal that we mine. The geological characteristics of Central Appalachian coal reserves, such as depth of overburden and coal seam thickness, make them complex and costly to mine. As mines become depleted, replacement reserves may not be available when required or, if available, may not be capable of being mined at costs comparable to those characteristic of the depleting mines. In addition, as compared to mines in the Powder River Basin, permitting, licensing and other environmental and regulatory requirements are more costly and time-consuming to satisfy. These factors could materially adversely affect our mining operations and costs, and our customers’ abilities to use the coal we mine.

Our ability to implement our planned development and exploration projects is dependent on many factors, including the ability to receive various government permits.

Our planned development and exploration projects and acquisition activities may not result in the acquisition of significant additional coal deposits and we may not have continuing success developing additional mines. For example, we may not be successful in acquiring contiguous properties that will leverage our existing facilities. In addition, in order to develop our coal deposits, we must receive various governmental permits. Before a mining permit is issued on a particular parcel, interested parties are eligible to file petitions to declare the land unsuitable for mining. For example, on November 10, 2005, two environmental groups filed a petition to halt the expansion of surface mining activities on the New River Tract and surrounding areas. Although this petition was dismissed, management’s time and company resources were used in the process. We cannot predict whether we will continue to receive the permits necessary for us to expand our operations.

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

We typically sell our coal for a specified tonnage amount and at a negotiated price pursuant to short-term and long-term contracts. For the nine months ended September 30, 2006, 97% of the coal we produced was sold under long-term contracts. Price adjustment, “price reopener” and other similar provisions in long-term supply agreements may reduce the protection from short-term coal price volatility traditionally provided by such contracts. Three of our long-term contracts, representing 43% of our coal sales in the nine months ended September 30, 2006 and which expire at the end of 2007, 2008, and 2010, contain provisions allowing the purchase price to be renegotiated or adjusted based on market prices at the time at periodic intervals. Any adjustment or renegotiation leading to a significantly lower contract price would result in decreased revenues and lower our gross margins. Coal supply agreements also typically contain force majeure provisions allowing temporary suspension of performance by us or our customers during the duration of specified events beyond the control of the affected party. Most of our coal supply agreements contain provisions requiring us to deliver coal meeting quality thresholds for certain characteristics such as Btu, sulfur content, ash content, hardness and ash fusion temperature. Failure to meet these specifications could result in economic penalties, including price adjustments, the rejection of deliveries or, in the extreme, termination of the contracts. Consequently, due to the risks mentioned above with respect to long-term supply agreements, we may not achieve the revenue or profit we expect to achieve from these sales commitments. In addition, we may not be able to successfully convert these sales commitments into long-term supply agreements.

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

For the nine months ended September 30, 2006, we derived approximately 77% of our coal revenues from sales to our three largest customers. At September 30, 2006, we had coal supply agreements with these customers that expire at various times through 2008. When these agreements expire, we may not be successful at renegotiating them and these customers may not continue to purchase coal from us pursuant to long-term coal supply agreements. If a number of these customers were to significantly reduce their purchases of coal from us, or if we were unable to sell coal to them on terms as favorable to us as the terms under our current agreements, our financial condition and results of operations could suffer materially.

Significant competition from entities with greater resources could result in our failure.

We operate in a highly competitive industry with national and international energy resources companies. Some of our competitors have longer operating histories and substantially greater financial and other resources than we do. Our competitors’ use of their substantially greater resources could overwhelm our efforts to operate successfully and could cause our failure.

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

Our coal sales for the nine months ended September 30, 2006 were approximately $64.4 million. There is no assurance that we can achieve greater sales or generate profitable sales. We expect that many coal producers could produce and sell coal at cheaper prices per ton than our production cost rates, which could adversely affect our revenues and profits, if any. There is no assurance that we will ever operate profitably. There is no assurance that we will generate continued revenues or any profits, or that the market price of our common stock will be increased thereby.

If we need to sell or issue additional shares of common stock or assume additional debt to finance future growth, our shareholders’ ownership could be diluted or our earnings could be adversely impacted.

Our business strategy may include expansion through internal growth, or by acquiring complementary businesses, or by establishing strategic relationships with targeted customers. In order to do so or to fund our other activities, we may issue additional equity securities that could dilute our shareholders’ stock percentage ownership. We may also assume additional debt and incur impairment losses related to goodwill and other tangible assets if we acquire another company and this could negatively impact our results of operations.

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

In May 2006, Jon E. Nix announced he would be resigning as Chief Executive Officer. Our Board of Directors approved Daniel A. Roling’s appointment in May 2006 in keeping with plans for succession of its senior management. Mr. Nix remains as Chairman and continues to be involved in setting the Company's strategic direction. Mr. Roling officially began his responsibilities in August 2006.

Our director and officer indemnification policies in conjunction with the provisions of Florida law could result in substantial un-recoupable expenditures and reduced remedies against directors and officers.

Florida Revised Statutes provide for the indemnification of our directors, officers, employees, and agents, under certain circumstances, against attorney’s fees and other expenses incurred by them in any litigation to which they become a party arising from their association with or activities on our behalf. We will also bear the expenses of such litigation for any of our directors, officers, employees, or agents, upon such person’s promise to repay us such amounts, if it is ultimately determined that such person was not entitled to indemnification. This indemnification policy could result in substantial expenditures by us that we will be unable to recoup.

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

We operate in a highly competitive industry with regional, national and international energy resources companies. We compete based primarily on price, and we believe that the principal factors that determine the price for which our coal can be sold are:

•  competition from energy sources other than coal;
•  coal quality;
•  efficiency in extracting and transporting coal; and
•  proximity to customers.

Some of our competitors have longer operating histories and substantially greater financial and other resources than we do. Our failure to compete effectively could reduce our revenues and margins, and delay or prevent our ability to make payments on our debt.

If transportation for our coal becomes unavailable or uneconomic for our customers, our ability to sell coal could suffer.

Transportation costs represent a significant portion of the total cost of delivered coal and, as a result, play a critical role in a customer’s purchasing decision. Increases in transportation costs could make our coal less competitive as a source of energy or could make some of our operations less competitive than other sources of coal.

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

Numerous governmental permits and approvals are required for mining operations. We are required to prepare and present to federal, state or local authorities data pertaining to the effect or impact that any proposed exploration for or production of coal may have upon the environment. The costs, liabilities and requirements associated with these regulations may be costly and time-consuming and may delay commencement or continuation of exploration or production operations. The possibility exists that new legislation and/or regulations and orders may be adopted that may materially adversely affect our mining operations, our cost structure and/or our customers’ ability to use coal. New legislation or administrative regulations (or judicial interpretations of existing laws and regulations), including proposals related to the protection of the environment that would further regulate and tax the coal industry, may also require us or our customers to change operations significantly or incur increased costs. The majority of our coal supply agreements contain provisions that allow a purchaser to terminate its contract if legislation is passed that either restricts the use or type of coal permissible at the purchaser’s plant or results in specified increases in the cost of coal or its use. These factors and legislation, if enacted, could have a material adverse effect on our financial condition and results of operations. In addition, the United States and over 160 other nations are signatories to the 1992 Framework Convention on Climate Change which is intended to limit emissions of greenhouse gases, such as carbon dioxide. In December 1997, in Kyoto, Japan, the signatories to the convention established a binding set of emission targets for developed nations. Although the specific emission targets vary from country to country, the United States would be required to reduce emissions to by 5% from 1990 levels over a five-year period from 2008 through 2012. Although the United States has not ratified the emission targets and no comprehensive regulations focusing on U.S. greenhouse gas emissions are in place, these restrictions, whether through ratification of the emission targets or other efforts to stabilize or reduce greenhouse gas emissions, could adversely impact the price of and demand for coal. According to the EIA’s “Emissions of Greenhouse Gases in the United States 2001,” coal accounts for approximately one-third of carbon dioxide emissions in the United States, and efforts to control carbon dioxide emissions could result in reduced use of coal if electricity generators switch to sources of fuel with lower carbon dioxide emissions. Further developments in connection with regulations or other limits on carbon dioxide emissions could have a material adverse effect on our financial condition or results of operations.

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

Federal and state laws require bonds or cash deposits to secure our obligations to reclaim lands used for mining, to pay federal and state workers’ compensation, to secure coal lease obligations and to satisfy other miscellaneous obligations. At September 30, 2006, $257,500 was on deposit with OSM for reclamation bonds related to our Patterson Mountain mining operations. In addition, we have approximately $14.1 million of cash invested in certificates of deposit, against which irrevocable bank letters of credit are written in favor of OSM and have posted a $700,000 letter of credit secured by our executive office building in favor of OSM. Reclamation bonds are typically renewable on a yearly basis if they are not posted with cash. Our failure to maintain, or inability to acquire, bonds that are required by state and federal law would have a material adverse effect on us. That failure could result from a variety of factors including the following:

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

Our business is affected by general economic conditions, fluctuations in consumer confidence and spending, and market liquidity, which can decline as a result of numerous factors outside of our control, such as terrorist attacks and acts of war. Our business also may be affected by environmental activists who engage in activities intended to disrupt our business operations. In particular, environmental activists have conducted protests outside the homes of certain of our executives, including our former Chief Executive Officer. We have spent approximately $667,000 during the nine months ended September 30, 2006 on security measures. We plan to reduce our security expenses during the remainder of 2006. Future terrorist attacks against U.S. targets, rumors or threats of war, actual conflicts involving the United States or its allies, or military or trade disruptions affecting our customers may materially adversely affect our operations. As a result, there could be delays or losses in transportation and deliveries of coal to our customers, decreased sales of our coal and extension of time for payment of accounts receivable from our customers. Strategic targets such as energy-related assets may be at greater risk of future terrorist attacks than other targets in the United States. In addition, disruption or significant increases in energy prices could result in government-imposed price controls. It is possible that any, or a combination, of these occurrences could have a material adverse effect on our business, financial condition and results of operations.

A substantial or extended decline in coal prices could reduce our revenues and the value of our coal reserves.

The prices we charge for coal depend upon factors beyond our control, including:

• the supply of, and demand for, domestic and foreign coal;
• the demand for electricity;
• the proximity to, capacity of, and cost of transportation facilities;
• domestic and foreign governmental regulations and taxes;
• air emission standards for coal-fired power plants;
• regulatory, administrative and court decisions;
• the price and availability of alternative fuels, including the effects of technological developments; and
• the effect of worldwide energy conservation measures.

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

Risks Related To Our Common Stock

A limited public market exists for our securities, which may restrict our shareholders’ ability to trade in our stock.

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

Historically, we have not paid dividends on shares of our common stock and do not anticipate paying any cash dividends on shares of our common stock in the foreseeable future. The terms of the indenture related to our 10.5% Senior Secured Notes due 2010 and our term loan credit facility each restrict our ability to pay dividends on shares of our common stock.

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

Factors that may influence our quarterly operating results include:

•	the worldwide demand for coal;
•	the price of coal;
•	the supply of coal and other competitive factors;
•	the costs to mine and transport coal;
•	the ability to obtain new mining permits;
•	the costs of reclamation of previously mined properties; and industry competition.

Due to these factors, it is possible that in some quarters our operating results may be below our shareholders’ expectations and those of public market analysts. If this occurs, the price of our common stock would likely be adversely affected.

Our stock price may decrease, which could adversely affect our business and cause our shareholders to suffer significant losses.

The following factors could cause the market price of our common stock to decrease, perhaps substantially:

•	the failure of our quarterly operating results to meet expectations of investors or securities analysts;
•	adverse developments in the financial markets, the coal and energy industries and the worldwide or regional economies;
•	interest rates;
•	changes in accounting principles;
•	sales of common stock by existing security holders;
•	announcements of key developments by our competitors; and
•	the reaction of markets and securities analysts to announcements and developments involving our Company. industry competition.

If we need to sell or issue additional shares of common stock or assume additional debt to finance future growth, our shareholders’ ownership could be diluted or our earnings could be adversely impacted.

Our business strategy may include expansion through internal growth by acquiring complementary businesses or by establishing strategic relationships with targeted customers. In order to do so, or to fund our other activities, we may issue additional equity securities that could dilute our shareholders’ stock percentage ownership. We may also assume additional debt and incur impairment losses related to goodwill and other tangible assets if we acquire another company which could negatively impact our results of operations.

Officers and directors own a significant portion of our common stock, which could limit our shareholders’ ability to influence the outcome of key transactions.

As of November 9, 2006, our officers and directors and their affiliates owned approximately 41.3% of our outstanding voting shares. As a result, our officers and directors are able to exert considerable influence over the outcome of any matters submitted to a vote of the holders of our common stock, including the election of our Board of Directors. The voting power of these shareholders could also discourage others from seeking to acquire control of us through the purchase of our common stock which might depress the price of our common stock.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Please refer to Part II, Item 7A, “Quantitative and Qualitative Discussions About Market Risk,” in our Annual Report on Form 10-K for the year ended December 31, 2005, for a discussion of certain market risk factors, which may impact our business. There has been no significant change to our market risk exposures for the nine months ended September 30, 2006.

Item 4. Controls and Procedures.

Members of the Company's management, including our Chief Executive Officer, Daniel A. Roling, and Chief Financial Officer, T. Michael Love, have evaluated the effectiveness of our disclosure controls and procedures, as defined by paragraph (e) of Exchange Act Rules 13a-15 or 15d-15, as of September 30, 2006, the end of the period covered by this report. Based upon that evaluation, Messrs. Roling and Love concluded that our disclosure controls and procedures are effective.

There has been no change in our internal control over financial reporting during the nine months ended September 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Our management, including our CEO and CFO, does not expect that the company’s disclosure controls and procedures or the company’s internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of the controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected.

PART II: OTHER INFORMATION

Item 1. Legal Proceedings.

In February 2006, we purchased a second highwall miner for approximately $6,500,000 which was immediately placed in service on the Straight Creek tracts in Southeastern Kentucky. In March 2006, this highwall miner was damaged by a rock collapse which resulted in approximately three months of lost service. Repairs to the highwall miner have totaled approximately $1,934,000 and were recorded as a cost of sales in the first two quarters of 2006. Our initial insurance claim was denied and management pursued legal action against the insurance provider. In September 2006, the insurance provider processed the claim and we received approximately $1,867,000 which has been recorded as a reduction of cost of sales in the third quarter of 2006. We are also in discussion with a second insurance provider on a related claim pertaining to a front-end loader that was destroyed in the same March 2006 rock collapse. We expect this second claim to be resolved before the end of the fourth quarter of 2006.

On April 12, 2006, we were named as a defendant in a suit along with Calvary Coal Company, Inc. (“Calvary”), a former subcontractor who managed the Company’s Kentucky operations during a portion of 2004 and 2005, by Appalachian Fuels, LLC (the “Plaintiff”). The Plaintiff seeks to recover approximately $360,000; funds allegedly supplied to Calvary by the Plaintiff around the time of our purchase of the Kentucky operations from the Plaintiff. The purchase agreement related to the Kentucky operations allows for deduction of the funds in question from our operating payments to Calvary only upon Calvary’s written consent which, despite our communication, the Plaintiff did not obtain. Because the required written consent was not obtained, we did not deduct the funds in question and submit them to the Plaintiff. We believe that this matter will be resolved favorably and without a material impact on our cash flows, results of operations or financial condition.

On September 1, 2006, the Tennessee Department of Environment and Conservation (“TDEC”) issued a Stop Work Order (the “Order”) with respect to our operations at Mine # 7 in Tennessee. The Order alleged that we disturbed two unnamed streams outside of the permitted mining area. The Order sought the reclamation of the two streams and the assessment of penalties of approximately $173,000 if the various requirements sought by the Order were not satisfied. We filed an appeal of the Order and in November 2006 came to an agreement with TDEC which requires reclamation of the area in question with no penalties to be assessed.

We become party to other legal actions, claims, arbitration and administrative proceedings from time to time in the ordinary course of business. Management does not expect the outcome of these other pending or threatened proceedings to have a material impact on our cash flows, results of operations or financial condition.

Item 1A. Risk Factors.

A restated description of the risk factors associated with our business is included under “Cautionary Statements and Risk Factors” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contained in Item 2 of Part I of this report. This description includes any material changes to and supersedes the description of the risk factors associated with our business previously disclosed in our 2005 Annual Report on Form 10-K and is incorporated herein by reference.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended September 30, 2006, no holders of shares of our Series A convertible preferred stock converted their shares into shares of our common stock.

From October 1, 2006 through October 24, 2006, holders of 8.67 shares of our Series A convertible preferred stock with liquidation preferences totaling $130,050 and unpaid dividends totaling $1,722 converted their shares into 21,962 shares of common stock. The issuance of these securities was exempt from the registration requirements of the securities Act pursuant to Section 3(a)(9) of the Securities Act as an exchange by the issuer with its existing security holders where no commission or other remuneration is paid for soliciting such exchange.

During the three months ended September 30, 2006, no holders of warrants to purchase shares of our common stock exercised such warrants.

Item 6. Exhibits

The following exhibits are filed as part of this report:

Exhibit Number	Exhibit Title

10.1	Credit Agreement, dated October12, 2006, among National Coal Corp., National Coal Corporation, the Lenders, and Guggenheim Corporate Funding, LLC.

10.2	Security and Guarantee Agreement, dated October 12, 2006, among National Coal Corporation, National Coal Corp., Subsidiary Grantors and Guggenheim Corporate Funding, LLC.

10.3
Intercreditor Agreement, dated as of October 12, 2006, by and between Guggenheim Corporate Funding LLC, and Wells Fargo Bank, N.A., and acknowledged and agreed to by National Coal Corporation, National Coal Corp., and Guarantors.

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

NATIONAL COAL CORP.

Date: November 13, 2006	By:	/s/ T. Michael Love
Its: Chief Financial Officer (Principal Financial and Accounting Officer)