Form 10-K
period 2006-12-31
NATIONAL COAL CORP
filed 2007-04-02
CIK 1089575

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

[X] Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

                   For the fiscal year ended December 31, 2006

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

       Registrant's telephone number, including area code: (865) 690-6900


           Securities registered pursuant to Section 12(b) of the Act:

   TITLE OF EACH CLASS                 NAME OF EACH EXCHANGE ON WHICH REGISTERED
   -------------------                 -----------------------------------------

 COMMON STOCK, PAR VALUE                        NASDAQ GLOBAL MARKET
   $.0001 PER SHARE

           Securities registered pursuant to Section 12(g) of the Act:

                                      NONE

       Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

                                  Yes [_]   No [X]

       Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.

                                  Yes [_]   No [X]

       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                  Yes [X]   No [_]

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

       Indicate by check mark whether the registrant is a large accelerated filer, and accelerated filer or a non-accelerated filer.

 Large Accelerated Filer [_]  Accelerated Filer [_]  Non-accelerated Filer [X]

       Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

                                  Yes [_]   No [X]

         The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2006, based on the closing price of the common stock as reported by The NASDAQ Global Market on such date, was approximately $34,682,421.

         As of March 27, 2007, the issuer had 19,540,745 shares of common stock, par value $.0001 per share, issued and outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the issuer's Proxy Statement for its 2007 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report.

================================================================================

                               NATIONAL COAL CORP.
                               INDEX TO FORM 10-K

PART I                                                                      PAGE

Item 1.       Business..................................................       2

Item 1A.      Risk Factors..............................................      14

Item 1B.      Unresolved Staff Comments.................................      24

Item 2.       Properties................................................      24

Item 3.       Legal Proceedings.........................................      27

Item 4.       Submission of Matters to a Vote of Security Holders.......      28


PART II

Item 5.       Market for Registrant's Common Equity, Related
              Stockholder Matters and Issuer purchases of Equity
              Securities................................................      29

Item 6.       Selected Financial Data...................................      31

Item 7.       Management's Discussion and Analysis of Financial
              Condition and Results of Operation........................      32

Item 7A.      Quantitative and Qualitative Disclosures About Market Risk      47

Item 8.       Financial Statements and Supplementary Data...............      50

Item 9.       Changes in and Disagreements with Accountants on
              Accounting and Financial Disclosure.......................      83

Item 9A.      Controls and Procedures...................................      83

Item 9B       Other Information.........................................      83


PART III

Item 10.      Directors, Executive Officers, and Corporate Governance...      84

Item 11.      Executive Compensation....................................      84

Item 12.      Security Ownership of Certain Beneficial Owners and
              Management and Related Stockholder Matters................      84

Item 13.      Certain Relationships, Related Transactions, and Director
              Independence..............................................      84

Item 14.      Principal Accountant Fees and Services....................      84


PART IV

Item 15.      Exhibits and Financial Statement Schedules................      85

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

ITEM 1.       BUSINESS.

CORPORATE OVERVIEW

         We mine, process and sell high quality bituminous steam coal from mines located in East Tennessee and Southeastern Kentucky. We own the coal mineral rights to approximately 74,600 acres of land and lease the rights to approximately 40,900 additional acres. We have expanded our operations considerably since commencing operations at a single surface mine in Tennessee in July 2003. As of December 31, 2006, our active mining complexes included two underground mines, two surface mines, and two highwall mines. In addition, we have four preparation plants, two active and two inactive, and four unit train loading facilities, two active and two inactive, served by the CSX and Norfolk Southern ("NS") railroads. We hold permits that allow us to open or re-open five new mines close to our current operations. As of December 31, 2006, we controlled approximately 36.2 million estimated recoverable tons of coal reserves. During the year ended December 31, 2006, we generated total revenues of $87.5 million, an EBITDA loss of $1.1 million, and sold approximately 1,643,000 tons of coal. Our goal is to acquire additional mines and increase production from existing reserves as market conditions allow.

         Our revenues have resulted primarily from the sale of coal to electric utility companies in the Southeastern United States. According to the U.S. Department of Energy, Energy Information Administration ("EIA"), the long-term outlook for coal demand in the Southeast is favorable, as coal generated electricity in our region is expected to grow at a rate of 2.5% per year. During the year ended December 31, 2006, approximately 84% of our revenue was generated from coal sales to electric utility companies in the Southeastern United States. Our largest customers were South Carolina Public Service Authority (Santee Cooper), Georgia Power, and Duke Power, representing approximately 32%, 25% and 18% of our revenues, respectively.

         In the year ended December 31, 2006, our mines produced approximately 1,329,000 tons of coal. Approximately 51% of our production for 2006 was produced at underground mines and 49% was produced at our surface and highwall mine operations. We sell a majority of our coal pursuant to long-term contracts. We plan to pursue additional long-term contracts.

BUSINESS STRATEGY

         FOCUS ON SAFETY AND ENVIRONMENTAL STEWARDSHIP. We are committed to establishing a reputation as the operator of the safest and most environmentally responsible mines in the country. Our ability to minimize lost-time injuries will improve our cost structure, foster strong governmental and community relationships and enhance our financial performance. We believe that environmental regulations will continue to become more restrictive, and that our commitment to environmental excellence will enhance our ability to comply with those regulations.

         INCREASE  PRODUCTION  AND DEVELOP  RESERVES.  We have expanded our coal sales 35% from 1,216,000 tons in 2005 to 1,643,000 tons in 2006. We plan to expand coal production as market conditions allow. We hold permits allowing us to open three new mines and re-open two additional mines on our properties. We also have applied for permits to open and operate seven additional mines. At December 31, 2006, we controlled approximately 36.2 million estimated recoverable tons, and we believe that we have substantial unproven deposits which can be developed.

         IMPROVE PRODUCTION EFFICIENCIES. We plan to continue to improve our operating efficiencies through greater economies of scale and capital improvements. As we expand our production capabilities, we plan to increasingly leverage our fixed cost infrastructure and reduce our per ton production costs. In order to achieve new efficiencies, we spent approximately $9.5 million to modernize our Baldwin preparation plant and rail load-out facility that will enable us to reduce cost and expand processing capacity in the southern portion of our Tennessee reserves. In February 2006, we purchased a forty-two mile railroad line that will enable us to transport coal from the Baldwin facility and further reduce our internal transportation costs from this area.

         CONTINUE TO DEVELOP STRONG CUSTOMER RELATIONSHIPS. Since we commenced operations in July 2003, we have worked hard to develop a reputation for reliability, consistent quality and customer service. We intend to continue to develop strong relationships with our existing customers and new customers in order to enhance our market position and secure favorable long-term contracts.

         CONTINUE TO ACQUIRE CONTIGUOUS RESERVES. Our mining properties in Tennessee and Kentucky are located in close proximity to one another and are well served by adjacent railroad and interstate highway access. We believe that opportunities may exist to acquire nearby reserves to further leverage our railroad access and preparation plant facilities.

HISTORY

         Our operations prior to April 30, 2003 reflect only the start-up of National Coal Corporation, a Tennessee corporation, which consisted of the formation of the corporation and the purchase of the New River Tract discussed below in "Item 2. Properties". Prior to April 30, 2003, National Coal Corp., a Florida corporation, formerly known as Southern Group International, Inc., was a "blank check" company, which is a company that has no specific business plan or purpose or has indicated that its business plan is to engage in a merger or acquisition with an unidentified company or companies. On April 30, 2003, National Coal Corporation consummated a reorganization in which all of the outstanding shares of National Coal Corporation, a privately-held Tennessee corporation, were exchanged for 8,549,975 shares of Southern Group, Inc., which subsequently changed its name to National Coal Corp., a Florida corporation. National Coal Corporation was formed in January 2003, and from inception through June 30, 2003, National Coal Corporation was in the exploration stage with no operating revenue. During the third quarter of 2003, we commenced coal mining operations and were no longer in the exploration stage.

MINING OPERATIONS

         Currently we are mining coal from two surface mines, two underground mines and one highwall mine.

                                                                2006         2005         2004       PERMITTED     YEAR
                                    MINING                   PRODUCTION   PRODUCTION   PRODUCTION    RESERVES    OPENED OR
   MINE NAME         LOCATION       METHOD       STATUS        (000'S)      (000'S)      (000'S)      (000'S)    ACQUIRED
   ---------         --------       ------       ------       -------      -------      -------      -------     --------
      TENNESSEE MINES
Mine #1          New River Tract      UG         Closed               0           19           25            0     2004
Mine #2          New River Tract      UG         Closed               0            0          102            0     2003
Mine #3          New River Tract    Surface      Active              29            0            0          526     2006
Mine #3
HWM              New River Tract      HWM        Active              26            0            0          642     2006
Mine #7          Ketchen Lease      Surface      Active             300          268           12        4,733     2004
Mine #9          New River Tract      UG         Closed               0           35          129            0     2004
Mine #11         TVA Lease            UG         Active             371          327           10          924     2004
Mine #17         New River Tract      UG          Idle               26            0            0        5,765     2006
                                                            ------------ ------------ ------------ ------------
TOTAL TENNESSEE MINES                                               752          649          278       12,590

      KENTUCKY MINES
Mine KY#1        Straight Creek       UG         Active             228          206           15          228     2004
Mine KY#2        Straight Creek       UG          Idle               60           74            0        1,799     2005
Mine KY#3        Straight Creek       HWM        Closed              33          163            0            0     2005
Mine KY#4        Straight Creek     Surface      Closed              57           28            0            0     2005
Mine KY#6        Straight Creek       HWM         Idle              199            0            0            0     2006
                                                            ------------ ------------ ------------ ------------
TOTAL KENTUCKY MINES                                                577          471           15        2,027
                                                            ------------ ------------ ------------ ------------

ALL MINES                                                         1,329        1,120          293       14,617
                                                            ============ ============ ============ ============


UG=Underground
HWM=Highwall Miner


TENNESSEE MINING AREAS

         We have two mining areas in Tennessee characterized by proximity to a preparation plant and a rail loading facility:

         SMOKY JUNCTION PREPARATION PLANT. The Northern portion of our Tennessee properties include Mine #7 and Mine #11. These mines utilize the Smoky Junction preparation plant, as necessary, and ship via rail or truck from the Turley load-out. Smoky Junction has an estimated processing capacity of 720,000 clean tons per year. Currently, the coal mined from #3 HWM is also being processed at Smoky Junction and shipped from Turley.

         BALDWIN FACILITY. The Baldwin Facility, including the purchase of a 42-mile short line railroad, was refurbished at a cost of $9.5 million during 2006 for the purpose of providing robust processing and loading facilities to support at least five separate mining opportunities in the adjacent area. The Baldwin Facility resides on the New River Tract, a 65,000 acre parcel of owned coal mineral rights. In December 2006 and January 2007, due to declining coal prices and growing coal stockpiles at utility companies, we have put our plans for the development of the Baldwin mining area on hold until such time as coal demand and pricing supports the effort.

KENTUCKY MINES

         We acquired our Kentucky operations on the Straight Creek and Pine Mountain tracts from Appalachian Fuels, LLC ("Appalachian Fuels") in November 2004. We have two mining areas in Kentucky, each geographically separated and having access to a preparation plant and loading facility:

         STRAIGHT CREEK. Currently, all of our mining in Kentucky is occurring on this tract of leased and owned mineral rights in Harlan, Bell and Leslie counties. All coal is processed at the Brittain preparation plant which has an estimated annual processing capacity of 1.8 million tons per year. All coal is loaded onto trains at the Viall rail loading facility which is located on the CSX railroad. We completely mined two separate permitted areas during 2006 and have currently idled two mines in Kentucky due to high cost in the case of mine KY#2 and in anticipation of additional permit approvals in the case of mine KY#6. Mine KY#6 is expected to re-open in the last half of 2007.

         PINE MOUNTAIN. We are not mining on the Pine Mountain tracts at this time. The preparation plant in Pine Mountain, Kentucky, is not currently in use and would need capital improvements to become operational. We intend, subject to availability of funds, to improve the loading and preparation plant facility where necessary to serve our growing production needs.

PERMITTED NON-OPERATING MINES

         Currently, we have three issued mining permits for mines that are not yet operating and two issued permits for mines which have been idled. Four of these permits are for mines located in Tennessee and one is in Kentucky. We have also applied for permits, or have permit applications in various stages of processing, that should enable us to operate an additional seven mines.

TRANSPORTATION

         Our Tennessee and Kentucky operations are both within a few miles of major interstate highways, which provide access for trucking transport of our coal. Our Turley, Tennessee rail load-out facility is immediately adjacent to a portion of the Norfolk-Southern rail system, and our Viall rail load-out facility located in Straight Creek, Kentucky is immediately adjacent to a portion of the CSX rail system. In February 2006, through a wholly-owned subsidiary, we purchased forty-two miles of railroad track from Norfolk-Southern Railroad which connects our Baldwin facility in Devonia, Tennessee to the Norfolk-Southern rail system in Oneida, Tennessee.

         We use independent contractors to transport coal from the mine sites to our preparation plants and load-out facilities.

EMPLOYEES

         At December 31, 2006, we had 279 full-time employees, of which 240 were engaged in direct mining or processing operations, 10 in mining supervision, 14 in other operating capacities, and 15 in executive management, sales, legal and general administration. None of our employees are covered by a collective bargaining agreement. We consider our relationship with our employees to be favorable. We utilize the services of independent consultants as needed. The miners and supervisors are based in East Tennessee and Southeastern Kentucky; the Chief Executive Officer, Chief Operating Officer, Chief Financial Officer and General Counsel are based in Knoxville, Tennessee. Additionally, we used approximately 100-150 additional contracted employees for mining and hauling services in a typical month during 2006.

MARKETING AND SALES

         Our marketing and sales efforts are performed by independent coal brokers. Our sales efforts primarily are focused on increasing our customer base of electric utilities in the Southeastern region of the United States. We are also targeting industrial customers. We do not anticipate exporting any of our production for the foreseeable future.

         During  the  year  ended  December  31,  2006,  we  sold  approximately
1,643,000 tons of coal at an average price of $52.86 per ton, resulting in approximately $86.8 million in coal sales. Of this, approximately 406,000 tons were sold in the fourth quarter at an average price of $51.90 per ton. Our top three customers, all electric utilities, represented approximately 76% of the tonnage relating to these coal sales.

CUSTOMERS

         During the twelve months ended December 31, 2006, we generated all of our coal sales revenue from thirteen customers, four of which were electric utilities (84%), eight of which were industrial companies (16%) and one was a coal reseller (<1%). All of our sales in the first nine months of 2004 were made pursuant to short term contracts with our electric utility and industrial customers. Sales to coal resellers were made on a spot basis. Most of our coal sales in the fourth quarter 2004 through December 2006 were derived from contracts twelve months or greater. We intend to expand the number of customers we serve as our coal production increases, and to enter into long term contracts for the majority of our coal production to obtain greater price certainty. At December 31, 2006, we had contracts with five customers with a term of one year or longer. The following table summarizes, as of December 31, 2006, the tons of coal that we are committed to deliver at prices determined under existing long-term contracts, which prices are subject to annual adjustment under the terms of our contracts, during the calendar years 2007 through 2010:

                          ------------- -- --------------- ---- ---------------
CALENDAR YEAR                 TONS            AVG. $/ TON         DOLLAR VALUE
                          -------------    ---------------      ---------------

2007..................       1,402,500             $50.86          $71,327,700
2008..................         210,000              52.49           11,022,000
2009..................         197,500              51.16           10,104,500
2010..................         137,879              49.00            6,756,071
                          -------------    ---------------      ---------------
    Total.............       1,947,879             $50.93          $99,210,271
                          =============    ===============      ===============

COMPETITION

         The coal industry is intensely competitive. We compete with numerous domestic coal producers and coal importers. We also compete with producers of other fuels used in electricity generation, including nuclear and natural gas. In addition to competition from other fuels, coal quality, the marginal cost of producing coal in various regions of the country, and transportation costs are major determinants of the price for which our coal can be sold.

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

         TRUCK-AND-SHOVEL MINING. Truck-and-shovel mining is a surface mining method that uses either large electric-powered shovels or front end loaders ("loaders") to remove the earth or OVERBURDEN that covers the coal. The overburden is loaded onto large off-road trucks, and the overburden is used to backfill pits after coal removal. Loaders load coal into coal trucks for transportation to the preparation plant or rail load-out. Seam recovery using the truck-and-shovel method is typically 90%. Productivity depends on size of equipment, geological composition and the ratio of overburden to coal. Productivity varies between 250 to 400 tons per miner shift in the Powder River Basin where the overburden ratio is approximately four to one, versus thirty to eighty tons per miner shift in Central Appalachia where the overburden ratio is approximately twenty to one.

         HIGHWALL MINING. Highwall mining is a mining method in which a continuous mining machine is driven by remote control into the seam exposed by previous open cut operations, or "highwall", which was the result of surface mining operations. A continuous haulage system carries the coal from the digging face to the surface for stockpiling and transport. This process forms a series of parallel, unsupported cuts along the highwall. It is vital that the coal pillars remaining between adjacent drives are capable of supporting the overburden structure.

         UNDERGROUND MINING. Those seams that are too deep to surface mine can be economically mined with specialized equipment matched to the thickness of the coal seam. Underground mining methods consist of "room and pillar" and "longwall mining." Room and pillar mining typically requires using a continuous miner to cut a system of entries into the coal, leaving pillars to support the strata above the coal. Shuttle cars then transport the coal from the digging face to a conveyor belt for transport to the surface. This method is often used to mine thin seams, and seam recovery is typically 50% or less. Longwall mining requires a sophisticated array of equipment that cuts a block of coal as wide as 1000 feet and as long as 5000 feet. This mining method requires a very large, thick seam of coal and a sophisticated array of expensive mining equipment. Most underground mining in the U.S. is performed using continuous miners.

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

         In addition to direct mining costs, the price of coal at the mine is also a function of quality characteristics such as heat value, sulfur, ash and moisture content. Metallurgical coal has higher carbon and lower ash content and is usually priced higher than steam coal produced in the same regions. Higher prices are paid for special coking coal with low volatility characteristics. Very few coal seams possess these unique metallurgical coal qualities.

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

         Most electric generators arrange long-term shipping contracts with rail, truck, or barge companies to assure stable delivered costs. Transportation can be a large component of a buyer's cost, especially if long distances are involved such as from Wyoming to the Southeast. Although the buyer pays the freight, transportation costs are still important to coal mining companies because the buyer may choose a supplier based on the cost of transportation. According to the National Mining Association, railroads account for nearly two-thirds of total coal shipments in the United States. Trucks and overland conveyors haul coal over shorter distances, while lake carriers and ocean vessels move coal mainly to export markets. Some domestic coal is shipped over the Great Lakes. Most coal mines are served by a single rail company, but much of the Powder River Basin is served by two competing rail carriers. Coal mines in Central Appalachia generally are served by either the Norfolk-Southern or the CSX rail lines.

REGULATORY MATTERS

         Federal, state and local authorities regulate the United States coal mining industry with respect to matters such as employee health and safety, permitting and licensing requirements, air quality standards, water pollution, plant and wildlife protection, the reclamation and restoration of mining properties, the discharge of materials into the environment, surface subsidence from underground mining, and the effects of mining on groundwater quality and availability. The Mine Safety and Health Administration, or MSHA, is the U.S. Department of Labor agency responsible for the health and safety of miners. The Office of Surface Mining, or OSM, is the Department of the Interior agency which governs the issuance of permits and is responsible for overseeing the reclamation, restoration and other environmental processes for the coal mining industry.

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

         Most states, including the states in which we operate, have programs for mine safety and health regulation and enforcement. Collectively, federal and state safety and health regulation in the coal mining industry is perhaps the most comprehensive and pervasive system for protection of employee health and safety affecting any segment of United States industry. While regulation has a significant effect on our operating costs, our regional competitors are subject to the same degree of regulation.

     ENVIRONMENTAL LAWS

         We are subject to various federal and state environmental laws. Some of these laws, discussed below, place many requirements on our coal mining operations. Federal and state regulations require regular monitoring of our mines and other facilities to ensure compliance.

     SURFACE MINING CONTROL AND RECLAMATION ACT

         The Surface Mining Control and Reclamation Act ("SMCRA"), which is administered by OSM, establishes mining, environmental protection and reclamation standards for all aspects of surface mining as well as many aspects of underground mining. Mine operators must obtain SMCRA permits and permit renewals for mining operations from the OSM. Where state regulatory agencies have adopted federal mining programs under the act as in Kentucky, the state becomes the regulatory authority.

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

         Before a SMCRA permit is issued, a mine operator must submit a bond or otherwise secure the performance of reclamation obligations. The Abandoned Mine Land Fund, which is part of SMCRA, requires a fee on all coal produced. The proceeds are used to reclaim mine lands closed prior to 1977 and to pay health care benefit costs of orphan beneficiaries of the Combined Fund. The fee, which partially expired on September 30, 2004, is $0.35 per ton on surface-mined coal and $0.15 per ton on deep-mined coal. Beginning on October 1, 2007, the fee drops to $0.315 per ton on surface-mined coal and $0.135 per ton on underground-mined coal. Since September 30, 2004, a fee is assessed each year to cover the expected health care benefit costs of the orphan beneficiaries.

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

         We do not believe there are any substantial matters that pose a risk to maintaining our existing mining permits or hinder our ability to acquire future mining. It is our policy to ensure that our operations are in full compliance with the requirements of the SMCRA and state laws and regulations governing mine reclamation

GLOSSARY OF TERMS

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

         RESERVES. That part of a mineral deposit that could be economically and legally extracted or produced at the time of the reserve determination.

         ROOM-AND-PILLAR MINING. The most common method of underground mining in which the mine roof is supported mainly by coal pillars left at regular intervals. Rooms are placed where the coal is mined; pillars are areas of coal left between the rooms. Pillars are areas of coal left between the rooms to support overlying strata and surface structures.

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

ITEM 1A.      RISK FACTORS.

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

                          RISKS RELATED TO OUR BUSINESS

OUR SUBSTANTIAL LEVEL OF INDEBTEDNESS COULD ADVERSELY AFFECT OUR FINANCIAL CONDITION.

         We have, and will continue to have substantial indebtedness. At December 31, 2006, we had approximately $63.0 million principal value of total senior debt. Subsequent to year-end, we incurred another $2.0 million in senior debt. Our high level of indebtedness could have important consequences, including the following:

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

DESPITE EXISTING DEBT LEVELS, WE MAY STILL BE ABLE TO INCUR SUBSTANTIALLY MORE DEBT, WHICH WOULD INCREASE THE RISKS ASSOCIATED WITH OUR LEVERAGE.

         We may be able to incur substantial amounts of additional debt in the future. Although the terms of the 10.5% Senior Secured Notes and Term Loan Credit Facility may limit our ability to incur additional debt, such terms do not and will not prohibit us from incurring substantial amounts of additional debt for specific purposes or under certain circumstances. The incurrence of additional debt could adversely impact our ability to service payments on senior debt.

WE MAY NOT BE ABLE TO GENERATE THE AMOUNT OF CASH NEEDED TO PAY INTEREST AND PRINCIPAL AMOUNTS ON OUR DEBT.

         We rely primarily on our ability to generate cash in the future to service our debt. If we do not generate sufficient cash flows to meet our debt service and working capital requirements, we may need to seek additional financing. If we are unable to obtain financing on terms that are acceptable to us, we could be forced to sell our assets or those of our subsidiaries to make up for any shortfall in our payment obligations under unfavorable circumstances. The 10.5% Senior Secured Notes indenture and Term Loan Credit Facility limit our ability to sell assets and also restrict the use of the proceeds from any such sale. Therefore, even if forced to do so, we may not be able to sell assets quickly enough or for sufficient amounts to enable us to meet our debt obligations.

WE FACE NUMEROUS UNCERTAINTIES IN ESTIMATING OUR ECONOMICALLY RECOVERABLE COAL RESERVES, AND INACCURACIES IN OUR ESTIMATES COULD RESULT IN LOWER THAN EXPECTED REVENUES, HIGHER THAN EXPECTED COSTS OR DECREASED PROFITABILITY.

         We estimate that as of December 31, 2006, we control approximately 36.2 million tons of proven and probable reserves that are recoverable at this time. We base our reserve estimates on engineering, economic and geological data assembled and analyzed by our staff and an independent mining engineering firm. Our estimates of our proven and probable reserves and our recoverable reserves, as well as the Btu or sulfur content of our reserves are revised and updated periodically to reflect the resolution of uncertainties and assumptions, the production of coal from the reserves and new drilling or other data received.

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

DUE TO VARIABILITY IN COAL PRICES AND IN OUR COST OF PRODUCING COAL, AS WELL AS CERTAIN PROVISIONS IN OUR CONTRACTS, WE MAY BE UNABLE TO SELL COAL AT A PROFIT.

         We typically sell our coal for a specified tonnage amount and at a negotiated price pursuant to short-term and contracts of twelve months or greater. For the year ended December 31, 2006, 98% of the coal we produced was sold under contracts of twelve months or greater. Price adjustment, "price reopener" and other similar provisions in long-term supply agreements may reduce the protection from short-term coal price volatility traditionally provided by such contracts. Three of our contracts, representing 43% of our coal sales in the year ended December 31, 2006 and which expire during 2007 and 2010, contain provisions allowing the purchase price to be renegotiated or adjusted based on market prices at the time at periodic intervals. One of the contracts that is expiring in 2007, which represented approximately 9% of our coal sales, is not being renewed. Any adjustment or renegotiation leading to a significantly lower contract price would result in decreased revenues and lower our gross margins. Coal supply agreements also typically contain force majeure provisions allowing temporary suspension of performance by us or our customers during the duration of specified events beyond the control of the affected party. Most of our coal supply agreements contain provisions requiring us to deliver coal meeting quality thresholds for certain characteristics such as Btu, sulfur content, ash content, hardness and ash fusion temperature. Failure to meet these specifications could result in economic penalties, including price adjustments, the rejection of deliveries or, in the extreme, termination of the contracts. Consequently, due to the risks mentioned above with respect to long-term supply agreements, we may not achieve the revenue or profit we expect to achieve from these sales commitments. In addition, we may not be able to successfully convert these sales commitments into long-term supply agreements.

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

WE DEPEND HEAVILY ON A SMALL NUMBER OF LARGE CUSTOMERS, THE LOSS OF ANY OF WHICH WOULD ADVERSELY AFFECT OUR OPERATING RESULTS.

         For the year ended December 31, 2006, we derived approximately 75% of our coal revenues from sales to our three largest customers. At December 31, 2006, we had coal supply agreements with these customers that expire at various times throughout 2007. When these agreements expire, we may not be successful at renegotiating them and these customers may not continue to purchase coal from us pursuant to long-term coal supply agreements. If a number of these customers were to significantly reduce their purchases of coal from us, or if we were unable to sell coal to them on terms as favorable to us as the terms under our current agreements, our financial condition and results of operations could suffer materially.

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

         Our coal sales for the year ended December 31, 2006 were approximately $86.8 million. There is no assurance that we can achieve greater sales or generate profitable sales. We expect that many coal producers could produce and sell coal at cheaper prices per ton than our production cost rates, which could adversely affect our revenues and profits, if any. There is no assurance that we will ever operate profitably. There is no assurance that we will generate continued revenues or any profits, or that the market price of our common stock will be increased thereby.

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

CERTAIN PROVISIONS IN OUR SERIES A CUMULATIVE CONVERTIBLE PREFERRED STOCK MAY IMPACT OUR ABILITY TO OBTAIN ADDITIONAL FINANCING IN THE FUTURE.

         In addition to cash flows generated from operations, we may need to raise capital in the future through the issuance of securities. In order to issue securities that rank senior to our Series A cumulative convertible preferred stock in terms of liquidation preference, redemption rights or dividend rights, we must obtain the affirmative consent of holders of at least 75% of the outstanding shares of our Series A cumulative convertible preferred stock. If we are unable to obtain the consent of these holders in connection with future financings, we may be unable to raise additional capital on acceptable terms, or at all.

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

         Our customers have had difficulty negotiating an agreeable transportation rate for coal to be shipped by a third-party carrier from our Baldwin rail load-out facility in Devonia, TN. However, we have had complications due to rail logistics and customer requirements that have hindered our ability to transport this coal on this rail line. If we are unable to achieve a solution to these issues, it may not be economically feasible for us to expand our operations in the New River Tract.

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

THE GOVERNMENT REGULATES MINING OPERATIONS, WHICH IMPOSES SIGNIFICANT COSTS ON US, AND FUTURE REGULATIONS COULD INCREASE THOSE COSTS OR LIMIT OUR ABILITY TO PRODUCE COAL.

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

OUR  OPERATIONS  COULD BE  ADVERSELY  AFFECTED IF WE FAIL TO  MAINTAIN  REQUIRED
BONDS.

         Federal and state laws require bonds or cash deposits to secure our obligations to reclaim lands used for mining, to pay federal and state workers' compensation, to secure coal lease obligations and to satisfy other miscellaneous obligations. At December 31, 2006, $257,500 was on deposit with OSM for reclamation bonds related to our Patterson Mountain mining operations. In addition, we have approximately $14.4 million of cash invested in certificates of deposit, against which irrevocable bank letters of credit are written in favor of OSM and have posted a $700,000 letter of credit secured by our executive office building in favor of OSM. Reclamation bonds are typically renewable on a yearly basis if they are not posted with cash. Our failure to maintain, or inability to acquire, bonds that are required by state and federal law would have a material adverse effect on us. That failure could result from a variety of factors including the following:

         o lack of availability, higher expense or unfavorable market terms of new bonds;

         o restrictions on the availability of collateral for current and future third-party bond issuers under the terms of our indenture or new Term Loan Credit Facility; and

         o the exercise by third-party bond issuers of their right to refuse to renew the bonds.

TERRORIST THREATS AND ENVIRONMENTAL ZEALOTRY MAY NEGATIVELY AFFECT OUR BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         Our business is affected by general economic conditions, fluctuations in consumer confidence and spending, and market liquidity, which can decline as a result of numerous factors outside of our control, such as terrorist attacks and acts of war. Our business also may be affected by environmental activists who engage in activities intended to disrupt our business operations. In particular, environmental activists have conducted protests outside the homes of certain of our executives, including our former Chief Executive Officer. We have spent approximately $875,000 during the year ended December 31, 2006 on security measures. We have taken steps to reduce our security expenses going forward. Future terrorist attacks against U.S. targets, rumors or threats of war, actual conflicts involving the United States or its allies, or military or trade disruptions affecting our customers may materially adversely affect our operations. As a result, there could be delays or losses in transportation and deliveries of coal to our customers, decreased sales of our coal and extension of time for payment of accounts receivable from our customers. Strategic targets such as energy-related assets may be at greater risk of future terrorist attacks than other targets in the United States. In addition, disruption or significant increases in energy prices could result in government-imposed price controls. It is possible that any, or a combination, of these occurrences could have a material adverse effect on our business, financial condition and results of operations.

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

         As of March 27, 2007, our officers and directors and their affiliates owned approximately 34.5% of our outstanding voting shares. As a result, our officers and directors are able to exert considerable influence over the outcome of any matters submitted to a vote of the holders of our common stock, including the election of our Board of Directors. The voting power of these shareholders could also discourage others from seeking to acquire control of us through the purchase of our common stock which might depress the price of our common stock.

ITEM 1B.      UNRESOLVED STAFF COMMENTS.

         None.

ITEM 2.       PROPERTIES.

         Our executive offices are located at 8915 George Williams Road, Knoxville, Tennessee 37923; the telephone number is (865) 690-6900 and the facsimile number is (865) 691-9982. We own our corporate office space. The bases of operations for our mining activities are located in Anderson, Campbell and Scott Counties, Tennessee, and Bell, Harlan and Leslie Counties, Kentucky. We also lease storage space in East Tennessee to house our maps and other geological data. We have pledged our corporate office space as collateral to secure a bank letter of credit issued in favor of OSM for a portion of one of our reclamation bonds. Additionally, we have granted our 10.5% Senior Secured Notes lender a security interest in all our owned and leased mining properties.

         Additionally, we own, either fee simple or right-of-way, approximately 42 miles of a railroad track between Oneida, Tennessee and Devonia, Tennessee. The property is approximately 500 acres. The rail line gives access between the Baldwin preparation plant and load-out facility on the New River Tract in Devonia, Tennessee, and the Norfolk Southern main line in Oneida, Tennessee.

         We decide on a case by case basis whether to obtain a title review from a licensed attorney prior to purchasing or leasing property. In determining whether to conduct a title review, we will consider information we have about the particular property, including, for example, personal knowledge of our employees or consultants, or historical information from the previous owners, or information obtained from surrounding property owners. We have not obtained title insurance in connection with acquisitions of coal reserves, and generally will not do so in future acquisitions. However, we do have title insurance on our Tennessee properties obtained in conjunction with the issuance of our 10.5% Senior Secured Notes. We had a title examination made of the New River Tract when we purchased it from Cumberland Timber Company, LLC. We did not conduct a title review of the Straight Creek Tract we acquired from Appalachian Fuels, LLC, because title thereto was obtained by Appalachian Fuels, LLC in January 2004 pursuant to a sale and order from the United States Bankruptcy Court in the Eastern District of Kentucky.

GEOLOGY

         The strata that exists above the water drainage level consist mainly of relatively thick shale and siltstone sequences with sandstone layers. Coal seams occur in the shale sequences. There are nine coal seams on the New River Tract that we are targeting, and all of these seams are above the water drainage level. There are other coal seams in this area that contain coal, but insufficient information is available to estimate mineability. The northern portion of the New River Tract property has not been explored by core drilling because the terrain generally is more difficult to access and the costs to explore this area are greater than we are willing to expend at this time.

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

         We currently estimate that at December 31, 2006, 36.2 million tons of our proven and probable in-place reserves are recoverable. This estimate takes into account various factors that affect our ability to recover our reserves, including but not limited to current coal prices; the mining methods that may be used to extract particular reserves; geological and mining conditions;
historical production from similar areas with similar conditions; the assumed effects of regulations and taxes by governmental agencies; assumptions governing future prices; future operating, development and reclamation costs; and mining technology improvements.

         Our reserve estimates are based on geological data assembled and analyzed by our staff of engineers. Reserve estimates will be periodically updated to reflect past coal production, new drilling information and other geologic or mining data. Acquisitions or sales of coal properties will also change our reserves. Changes in mining methods or technology may increase or decrease the recovery basis for a coal seam. Our reserve estimates are subject to change as a result of various factors, including the acquisition, divestiture or depletion of reserves or the future analysis of known or existing data. We engage third parties periodically to review or audit our reserve estimates. The most recent third party audit of certain of our reserves was conducted in 2006 by Marshall Miller & Associates, Inc. (Marshall Miller). Future estimates of our reserves, including estimates prepared by Marshall Miller, could be materially different from current estimates. There are numerous uncertainties inherent in estimating quantities and qualities of recoverable reserves, including many factors beyond our control.

         In addition, we believe that we have unproven deposits that have not yet been classified as reserves. Unproven deposits are coal-bearing bodies that have not been sufficiently sampled and analyzed in trenches, outcrops, drilling, and underground workings to assume continuity between sample points. This coal does not qualify as a commercially viable coal reserve as defined by SEC standards until a final comprehensive evaluation based on unit cost per ton, recoverability, and other material factors concludes legal and economic feasibility. Unproven coal deposits may be classified as such by either limited property control or geologic limitations, or both. These unproven deposits are located immediately adjacent to our known reserves. There has been previous mining activity on or near some of these sites, but we have not yet done adequate drilling or other exploration necessary to properly define these areas as reserves.

         With respect to our reserve estimates, see "Risk Factors - We face numerous uncertainties in estimating our economically recoverable coal reserves, and inaccuracies in our estimates could result in lower than expected revenues, higher than expected costs or decreased profitability."

         The following table provides proven and probable, recoverable reserve data assigned to specific tracts and coal seams as of December 31, 2006:

                                                                                                                          QUALITY:
                                                                                       RECOVERABLE                      SULFUR (LBS
      LOCATION                    COAL SEAM             CONTROL          ACRES          RESERVES      QUALITY: BTU         S02)
TENNESSEE RESERVES:

NEW RIVER TRACT                                          OWNED           65,000
(Anderson, Campell and         Big Mary Seam                                872             2.4           13,383             4.98
Scott County)
                              Beech Grove Seam                              502             1.1           12,698             3.15
                               Lower Dean Seam                              622             1.5           13,737             2.02
                                Windrock Seam                               880             1.8           13,631             1.91


                               Lower Dean Thru                              457             1.8           13,500             2.00
                                  Windrock
                                 Peewee Seam                                714             1.4           13,627             1.37
                                Jellico Seam                              2,527             5.7           13,960             5.28
                              Peewee Rider Seam                             241             0.6           14,260             1.21

KETCHEN TRACT                                            LEASED           7,000
(Campbell County)               Red Ash Seam                                365             2.5           12,558             1.79


                                Windrock Seam                               547             0.7           14,067             1.94
                                 Splint Seam                                746             1.5           14,222             2.48
                            Walnut Mountain Seam                            240             1.3           13,130             1.28

TVA TRACT                                                LEASED           4,400
(Campbell and Scott             Red Ash Seam                                563             0.9           14,143             2.22
County)
                            Walnut Mountain Seam                            242             0.8           14,092             1.77
OTHER                                                                     1,400
KENTUCKY RESERVES:

STRAIGHT CREEK TRACT                                     LEASED          27,350
(Bell, Harlan, and                Hazard 4                                1,077             2.1           14,429             1.31
Leslie County)
                                  Hazard 8                                1,240             3.6           13,732             1.84
                                  Hazard 9                                  507             1.2           13,846             2.20
                               Hazard 10 - 12                               638             2.1           13,712             1.41



PINE MOUNTAIN TRACT                                   OWNED/LEASED       10,400
(Bell, Harlan, and                Hazard 4a                                 656             3.2           14,124             1.08
Leslie County)
                                                                     ---------------------------
Totals                                                                  115,550            36.2


Note: Quality is provided on a "washed, dry basis" based on an average of samples taken and reported by Marshall Miller

         A map showing the locations of National Coal's properties is included as Exhibit 99.1 to this Report on Form 10-K.

ITEM 3.       LEGAL PROCEEDINGS.

         In October 2004, we succeeded to a permit for a coal mining operation in Campbell County, Tennessee and in so doing became the real party in interest in a pending civil action filed by a group of environmental organizations in the United States District Court for the Eastern District of Tennessee. Plaintiffs alleged that issuance of the original permit was flawed because the Office of Surface mining ("OSM"), the federal agency which issued the permit, had not complied with the requirements of the National Environmental Policy Act ("NEPA") and asked that the permit be revoked by the Court. The District Court dismissed the plaintiffs' action and the plaintiffs subsequently appealed to the U.S. Sixth Circuit Court. The dismissal of this action was upheld by final Order of the Sixth Circuit Court entered on January 3, 2007.

         The same plaintiffs filed a similar action in U.S. District Court based on essentially the same facts alleging NEPA violations regarding OSM's approval of an application for a revision of the same permit. An unfavorable outcome of this action would not involve direct monetary damages; however significant financial losses could result from curtailed mining operations. We believe that the U. S. District Court will dismiss this action based upon the prior ruling in the similar case by the U.S. Sixth Circuit Court.

         During 2005, we were audited by our previous workers' compensation insurance provider which contends that an additional approximately $1.4 million in premiums is owed for the year ended April 15, 2005. The matter primarily involves the application of premium rates to employees performing certain job functions. In January 2006, we paid approximately $427,000 to the previous insurance provider representing additional premium for new employees about which there was no dispute. Currently, the matter has not been resolved and both parties have pursued legal action in the United States Dictrict Court of the Eastern District of Tennessee. While management believes legal reserves are sufficient for this matter, it is possible that the actual outcome of the matter could vary significantly from this amount. Management will continue to review the amount of the accrual and any adjustment required to increase or decrease the accrual based on development of the matter will be made in the period determined.

         In March 2006, we were named as defendant in a complaint filed in the United States District Court for the Eastern District of Kentucky by the sublessee of certain coal mining rights concurrent with the Company's operations in Kentucky. We are the sublessee of the right to mine coal using the underground method on the property in question, as the result of a 2004 acquisition. The complainant claims that it possesses the right to mine the coal at this property through the surface mining method and that by mining the coal by the highwall mining method, we committed either an intentional or negligent trespass. The complainant seeks damages in the range of $1.2 million to $2.8 million, which it estimates to be the range of gross profits from the revenues of the coal mined. We acknowledge that we mined the coal in question, but contend that by using the highwall mining method, we mined the coal pursuant to the Lease by an underground mining method and therefore committed no trespass. As an additional defense, we have filed a third-party complaint against a consultant, who advised us that we had the right to mine the coal. This counterclaim could allow us to recover a portion of any amounts lost, if the original complainant is successful. A settlement was reached and documented for entry by Order of the Court in February 2007.

         In February 2006, we purchased a second highwall miner for approximately $6,500,000, which was immediately placed in service on the Straight Creek tracts in Southeastern Kentucky. In March 2006, this highwall miner was damaged by a rock collapse, which resulted in approximately three months of lost service. Repairs to the highwall miner have totaled approximately $1,934,000 and were recorded as a cost of sales in the first two quarters of 2006. The initial insurance claim was denied, and in April 2006, management threatened legal action against the insurance provider. In September 2006, the insurance provider agreed to the claim, and we received approximately $1,867,000, which has been recorded as a reduction of cost of sales in the third quarter of 2006. We were also in discussion with a second insurance provider on a related claim pertaining to a front-end loader that was destroyed in the same March 2006 rock collapse. We have agreed to a settlement and received compensatory proceeds of approximately $155,000 during the first quarter of 2007.

         On April 12, 2006, we were named as a defendant in a suit by Appalachian Fuels, LLC (the "Plaintiff"), along with Calvary Coal Company, Inc. ("Calvary"), an independent contractor who was the Contract Miner for the Company's Kentucky operations during a portion of 2004 and 2005. The Plaintiff seeks to recover approximately $360,000, funds allegedly supplied to Calvary by the Plaintiff prior to the time of our purchase of the Kentucky operations from the Plaintiff. The purchase agreement relating to the Kentucky operations allows for the deduction of the funds in question from the payments to Calvary only upon Calvary's written consent, which the Plaintiff did not obtain. Because the required written consent was not obtained, we did not deduct the funds in question and submit them to the Plaintiff. This matter was dismissed by the Boyd County Kentucky Circuit Court in February 2007 and has not been appealed.

         On September 1, 2006, the Tennessee Department of Environment and Conservation ("TDEC") issued a STOP WORK ORDER (the "Order") with respect to the operations at Mine # 7 in Tennessee. The Order alleged that we disturbed two unnamed streams outside of the permitted mining area. The Order sought the reclamation of the two streams and the assessment of penalties of approximately $173,000 if the various requirements sought by the Order were not satisfied. We filed an appeal of the Order and in November 2006 came to an agreement with TDEC, which requires reclamation of the area in question with no penalties to be assessed.

         We are made a party to other legal actions, claims, arbitration and administrative proceedings from time to time in the ordinary course of business. Management regularly assesses the potential for these proceedings to have a material impact on our cash flows, results of operations or financial condition.


ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS.

         None

                                     PART II

ITEM 5.       MARKET  FOR   REGISTRANT'S  COMMON  EQUITY,   RELATED  STOCKHOLDER
              MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

COMMON STOCK

         Our common stock is listed on the NASDAQ Global Market (formerly known as the NASDAQ National Market), trading under the symbol "NCOC".

         From April 23, 2005 to April 20, 2006, our common stock traded on the NASDAQ Capital Market (formerly known as the NASDAQ SmallCap Market) under the symbol "NCOC". Prior to April 22, 2005, our common stock traded on the Over-the-Counter Bulletin Board under the symbol "NCOC". Prior to the third quarter of 2003, there was no established trading market for our common stock. The following table sets forth, for the periods indicated, the high and low sales prices for our common stock from January 1, 2005 through December 31, 2006. The information has been adjusted to reflect a one-for-four reverse stock split of our common stock which took effect at the close of business on January 12, 2005. The following quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

                                                             HIGH           LOW

         YEAR ENDED DECEMBER 31, 2005
              First Quarter........................       $ 13.50       $  7.00
              Second Quarter.......................          7.85          5.45
              Third Quarter........................          8.25          5.50
              Fourth Quarter.......................          7.45          6.10

         YEAR ENDED DECEMBER 31, 2006
              First Quarter........................       $  7.01       $  6.10
              Second Quarter.......................         11.41          6.58
              Third Quarter........................          7.98          5.30
              Fourth Quarter.......................          6.90          4.52



         On March 27, 2007, the closing sales price of our common stock as reported on the NASDAQ Global Market was $4.70 per share. As of March 27, 2007, there were approximately 111 holders of record of our common stock.

DIVIDENDS

         We are restricted from making cash dividend payments on our common stock under the terms of our Series A cumulative convertible preferred stock, our 10.5% Senior Secured Notes due 2010, and our Term Loan Credit Facility. We do not intend to pay dividends on our common stock.

         Historically we have made semi-annual cash dividend payments to the holder of the Series A preferred stock on June 30 and December 31. The dividend rate of our Series A preferred stock increased from 5% to 8% on September 1, 2006. During the year ended December 31, 2006, we accrued dividends to the holders of our Series A cumulative convertible preferred stock in the aggregate of approximately $1,029,933. We paid approximately $362,886 in dividends to the holders of our Series A cumulative convertible preferred stock in June and July 2006, $413,567 in February 2007, and issued $118,567 in common shares in lieu of preferred dividends as a result of the conversion of shares of preferred stock to common stock and a covenant failure. At December 31, 2006, there were accrued but unpaid dividends on our Series A cumulative convertible preferred stock of $548,480.

PERFORMANCE GRAPH

      The following performance graph compares the yearly percentage change in the cumulative total shareholder return on the common stock of National Coal Corp. to the cumulative shareholder return for the same period of a peer group and the Russell 2000 Stock Index. The peer group is comprised of National Coal Corp., CONSOL Energy, Arch Coal, Inc., and Peabody Energy Corp. The graph assumes that the value of the investment in National Coal Corp. common stock and each index was $100 at May 30, 2004. The graph also assumes that all dividends were reinvested and that the investments were held through December 31, 2006.



                          [PERFORMANCE GRAPH OMITTED]




                            MAY 30,   DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                             2004        2004           2005           2006
                          ------------------------------------------------------
National Coal Corp.         100.0        289.5          151.3          131.6
Peer Group                  100.0        151.8          269.7          241.8
Russell 2000 Stock Index    100.0        121.0          126.5          149.8

ITEM 6.       SELECTED FINANCIAL DATA

                                              TWELVE MONTHS ENDED DECEMBER 31,
                                           ------------------------------------
                                             2006          2005          2004
                                           --------      --------      --------
CONSOLIDATED STATEMENT OF INCOME DATA:       (In thousands, except per share,
                                              per ton and number of employee
                                                          amounts)

Coal Sales Revenue ...................     $ 86,830      $ 65,258      $ 16,871
Total Revenue ........................       87,517        65,873        16,999
Operating Loss .......................      (16,457)       (2,564)       (7,040)
Net Loss .............................      (23,421)       (6,791)      (10,429)
Net loss attributable to common
   shareholders per share - basic ....        (1.59)        (0.58)        (2.60)
Net loss attributable to common
   shareholders per share - diluted ..        (1.59)        (0.58)        (2.60)
Preferred Dividends Per Share ........        (0.07)        (0.08)        (0.02)

CONSOLIDATED BALANCE SHEET DATA:
Working Capital (Deficit) ............     $ (9,450)     $ 18,331      $ (3,921)
Restricted Cash(1) ...................       17,247         7,323         4,527
Property, plant and equipment(2) .....       55,838        50,902        35,909
Total assets .........................       85,992        90,407        44,551
Long-term debt(3) ....................       67,487        60,015        19,724
Total Liabilities ....................       87,915        73,791        25,949
Shareholders' (deficit) equity .......       (1,923)       16,616        18,601

OTHER DATA:
EBITDA(4) ............................     $ (1,094)     $  7,545      $ (4,566)
Tons of coal sold ....................        1,643         1,216           357
Average cash cost per produced
   ton sold(5) .......................     $  56.30      $  44.29      $  53.89
Coal revenue per ton sold ............     $  52.84      $  53.67      $  47.32
Capital expenditures, net ............     $ 18,925      $ 19,853      $ 22,527
Number of Employees ..................          279           244           133

(1) Consists of certificates of deposit and other cash primarily serving as collateral for reclamation liabilities and an operating lease, deposits for worker's compensation liabilities, and utility and performance bonds.

(2) Includes coal mineral rights, net of accumulated amortization and depletion. Excludes assets held for sale.

(3)      Includes obligations under capital leases.

(4)      EBITDA is defined  as net loss plus (i) other  (income)  expense,  net,
         (ii) interest expense, (iii) depreciation, depletion, accretion and amortization minus (iv) interest income. We present EBITDA to enhance understanding of our operating performance. We use EBITDA as a criterion for evaluating our performance relative to that of our peers, including measuring our cost effectiveness and return on capital, assessing our allocations of resources and production efficiencies and making compensation decisions. We believe that EBITDA is an operating performance measure that provides investors and analysts with a measure of our operating performance and permits them to evaluate our cost effectiveness and production efficiencies relative to competitors. In addition, our management uses EBITDA to monitor and evaluate our business operations. However, EBITDA is not a measurement of financial performance under accounting principles generally accepted in the United States of America ("GAAP") and may not be comparable to other similarly titled measures of other companies. EBITDA should not be considered as an alternative to cash flows from operating activities, determined in accordance with GAAP, as indicators of cash flows. The following reconciles our net loss to EBITDA:

                                                     TWELVE MONTHS ENDED
                                                         DECEMBER 31,
                                               --------------------------------
                                                 2006        2005        2004
                                               --------    --------    --------
Net loss ...................................   $(23,421)   $ (6,791)   $(10,429)
Other (income) expense, net ................        280         390          41
Interest expense ...........................      7,476       3,967       3,349
Interest income ............................       (792)       (129)       --
Depreciation, depletion, accretion and
     amortization ..........................     15,363      10,108       2,473
                                               --------    --------    --------
EBITDA .....................................   $ (1,094)   $  7,545    $ (4,566)
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

                                                  TWELVE MONTHS ENDED DECEMBER 31,
                                  -------------------------------------------------------------
                                         2006                   2005                  2004
                                  -------------------   -------------------   -------------------
                                      $       PER TON       $       PER TON       $       PER TON
                                  --------   --------   --------   --------   --------   --------
Total operating expenses ......   $103,974              $ 68,436              $ 24,038
Less: Cost of purchased coal ..     15,584                 4,446                 2,351
Less: Depreciation, depletion,
     accretion and amortization     15,363                10,108                 2,473
                                  --------              --------              --------
AVERAGE CASH COST .............   $ 73,027   $  56.30   $ 53,882   $  44.29   $ 19,214   $  53.89


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

         The following discussion and analysis should be read together with the Consolidated Financial Statements of National Coal Corp. and the Notes to
Consolidated Financial Statements included elsewhere in this report. This discussion summarizes the significant factors affecting the consolidated operating results, financial condition and liquidity and cash flows of National Coal Corp. for the fiscal years ended December 31, 2006, 2005 and 2004. Except for historical information, the matters discussed in this Management's Discussion and Analysis of Financial Condition and Results of Operation are forward-looking statements that involve risks and uncertainties and are based upon judgments concerning various factors that are beyond our control.

         We mine, process and sell high quality bituminous steam coal from mines located in East Tennessee and Southeastern Kentucky. We own the coal mineral rights to approximately 74,600 acres of land and lease the rights to approximately 40,900 additional acres. We have expanded our operations considerably since commencing operations at a single surface mine in Tennessee in July 2003. As of December 31, 2006, our active mining complexes included two underground mines, two surface mines, and two highwall mines. In addition, we have four preparation plants, two active and two inactive, and four unit train loading facilities, three active and one inactive, served by the CSX and Norfolk Southern ("NS") railroads. We hold permits that allow us to open or re-open five new mines close to our current operations. As of December 31, 2006, we controlled approximately 36.2 million estimated recoverable tons of coal reserves. During the year ended December 31, 2006, we generated total revenues of $87.5 million, an EBITDA (a reconciliation of non-GAAP figures is presented in footnote 4 of Item 6. Selected Financial Data) loss of $1.1 million, and sold approximately 1,643,000 tons of coal. Our goals continue to include expansion and increasing mine production, as market conditions allow.

         The majority of our revenues have come from the sale of coal we produce. We have also sold coal that we purchase from third party coal producers, both on a contract and a case by case basis. Additionally, we charge third party coal producers a negotiated price per ton for coal loading services. For 2007, we expect our production to be be slightly lower than in 2006 due to business decisions to temporarily idle or delay the opening of certain mines, a preparation plant, and a load-out facility. We will resume and expand our production activities when economic conditions are favorable. We plan to increase the purchase of coal from third-party producers to fulfill contractual obligations as part of our business strategy in 2007.

         Our revenues depend largely on the price at which we are able to sell our coal. Coal prices decreased between 2005 and 2006. Decreases in coal prices are primarily due to the supply and demand balance of coal in the market - both domestic and imported, as well as the price and availability of alternative fuels for electricity generation. Continued low prices could adversely affect our revenues and our ability to generate cash flows in the future. As a result of supply having exceeded demand during 2006, which resulted in the currently low coal price environment, we have idled certain operations.

         Our long-term sales agreements generally require our customers to buy coal from us at prices averaging over $50 per ton, subject to customary quality adjustment provisions. Three of our contracts, pursuant to which we sold 43% of our coal in the twelve months ended December 31, 2006, and which expire in 2007 and 2010, provide for adjustment of coal purchase prices based on market conditions. One of the contracts expiring in 2007, which represented 9% of coal sales for the twelve months ended December 31, 2006, is not being renewed due to our inability to obtain a contract with an acceptable sales price. We plan to capitalize on upswings in the pricing environment, if such market conditions emerge, by pursuing additional long-term contracts when economically acceptable to us. In the interim, any uncommitted coal produced will be sold on the spot market for an economically acceptable price.

         We have expanded our production capacity significantly. In Tennessee, we made $9.5 million of major improvements to our infrastructure through the purchase of a 42-mile short line railroad and the modernization of a large preparation plant and rail load-out facility. In February 2006, we purchased a short line railroad for approximately $2 million which connects our owned reserves to the Norfolk-Southern Railroad at Oneida, Tennessee. We spent an additional $0.5 million to refurbish the line and make it operational. We also acquired the Baldwin preparation plant and rail load-out facility in 2005 in return for the assumption of certain reclamation liabilities and spent $7.0 million during 2006 to refurbish and modernize the Baldwin Preparation plant and rail load-out facility. These investments will provide the capability to efficiently process and transport our coal produced from our owned reserves to market. In addition we spent $4.1 million on developing new mining operations in Tennessee during 2006. The capital expenditures on mines, processing, and transportation should help us lower our operating costs. Also, the expenditures made on our transportation infrastructure should help reduce delivery cost to our Southeast U.S. utility customers. When economically advantageous, we intend to utilize our increased production capacity by increasing our production. Longer term, we plan to permit and develop additional production capability from our current reserve base.

         Our financial results from operations depends heavily upon the cost of producing coal. Our primary expenses are wages and benefits, repairs and maintenance expenditures, diesel fuel purchases, blasting supplies, coal transportation costs, cost of purchased coal, freight and handling costs and taxes incurred in selling coal. We expect that our exploration costs in the next few years will be relatively significant but that our exploration costs will decline as a percentage of revenues. Because of rising fuel costs, our transportation costs have increased significantly. Given that the coal mining business is capital intensive, we expect our depreciation expenses to increase in 2007 and beyond as we increase our capital expenditures for mining and other equipment needed to expand our business.

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

         REVENUE RECOGNITION. Under SEC Staff Accounting Bulletin No. 104, REVENUE RECOGNITION, we recognize revenue when all of the following criteria are met: (1) persuasive evidence of an arrangement exists, (2) delivery has occurred or services have been rendered, (3) the seller's price to the buyer is fixed or determinable, and (4) collectibility is reasonably assured. In the case of coal we mine and sell, we negotiate a specific sales contract with each customer, which includes a fixed price per ton, a delivery schedule, and terms for payment. When applicable, freight costs billed to the customers as part of the contract price are included as coal sales with the offsetting expense included in cost of sales. We recognize revenue from sales made pursuant to these contracts at the time the coal is loaded onto rail cars and trucks at our load-out, mine, and processing plant facilities.

         PROPERTY, PLANT, EQUIPMENT AND MINE DEVELOPMENT. Property and equipment are stated at cost. Maintenance and repairs that do not improve efficiency or extend economic life are expensed as incurred. Plant and equipment are depreciated using the straight-line method over the estimated useful lives of assets which generally range from seven to thirty years for building and plant and one to five years for equipment. On sale or retirement, asset cost and related accumulated depreciation are removed from the accounts and any related gain or loss is reflected in income.

         Leasing is used for certain capital additions when considered cost effective relative to other capital sources. All leases with an initial term greater than one year are accounted for under Statement of Financial Accounting Standards, or SFAS, 13, ACCOUNTING FOR LEASES. These leases are classified as either capital or operating as appropriate. Leased equipment meeting the capital lease criteria of SFAS 13 is capitalized and the present value of the related minimum lease payments is recorded as a liability. Amortization of capitalized leased assets is computed on the straight-line method over the shorter of the estimated useful life or the initial lease term.

         Reserves and mine development costs are recorded at cost or at fair value in the case of acquired businesses. Our coal reserves are controlled either through direct ownership or through leasing arrangements which generally last until the recoverable reserves are depleted. Depletion of reserves and amortization of mine development costs is computed using the units-of-production method over the estimated recoverable tons. Costs related to locating coal deposits and determining the extractive feasibility of such deposits are expensed as incurred.

         Exclusive of the approximately $55.8 million of property, plant, equipment and mine development, net we had as of December 31, 2006 is approximately $0.6 million of mining equipment classified as assets held for sale. This equipment was sold in January 2007 for a small gain.

         We review our long-lived assets for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. If impairment indicators are present and the future undiscounted cash flows are less than the carrying value of the assets, the carrying values are reduced to the estimated fair value.

         ASSET RETIREMENT OBLIGATION. The Surface Mining Control and Reclamation Act of 1977 and similar state statutes require that mine properties be restored in accordance with specified standards and an approved reclamation plan. Significant reclamation activities include reclaiming refuse and slurry ponds, reclaiming the pit and support acreage at surface mines, and sealing portals at underground mines. Reclamation activities that are performed outside of the normal mining process are accounted for as asset retirement obligations in accordance with the provisions of SFAS 143, ACCOUNTING FOR ASSET RETIREMENT OBLIGATIONS ("SFAS 143"). We record our reclamation obligations on a mine-by-mine basis based upon current permit requirements and estimated reclamation obligations for such mines as determined by engineering estimates. In accordance with SFAS 143, we determine the fair value of our asset retirement obligations using a discounted cash flow methodology based on a discount rate related to the rates of US treasury bonds with maturities similar to the expected life of a mine, adjusted for our credit standing. In estimating future cash flows, we consider third party profit and apply inflation factors as required by SFAS 143.

         On at least an annual basis, we review our entire reclamation liability and make necessary adjustments for permit changes granted by state authorities, additional costs resulting from accelerated mine closures, and revisions to cost estimates and productivity assumptions, to reflect current experience.

         STOCK-BASED COMPENSATION. We account for stock-based compensation using Statement of Financial Accounting Standards No. 123 (Revised 2004), SHARE-BASED PAYMENT ("SFAS 123(R)"). We currently use a standard option pricing model to measure the fair value of stock options granted to employees. SFAS 123(R) requires all companies to measure compensation cost for all share-based payments, including employee stock options, at fair value and is effective for interim or annual periods beginning after December 15, 2005. We adopted this standard effective January 1, 2006 and have elected the modified prospective application transition method. Under the modified prospective application transition method, awards that are granted, modified, repurchased, or cancelled after the date of adoption should be measured and accounted for in accordance with the provisions of SFAS 123(R). Awards granted prior to the effective date should continue to be accounted for in accordance with the provisions of SFAS 123(R) with the exception that compensation expense related to unvested options must be recognized in the income statement based on the fair value of the options on the date of grant. SFAS 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature.

         MINERAL RESERVES. We amortize our acquisition costs, development costs, capitalized asset retirement costs and some plant and equipment using the units-of-production method and estimates of recoverable proven and probable reserves. We review these estimates on a regular basis and adjust them to reflect our current mining plans. The rate at which we record depletion also depends on the estimates of our reserves. If the estimates of recoverable proven and probable reserves decline, the rate at which we record depletion increases. Such a decline in reserves may result from geological conditions, coal quality, effects of governmental, environmental and tax regulations, and assumptions about future prices and future operating costs.

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

         In June 2006, the FASB issued Interpretation No. 48 ("FIN 48"), ACCOUNTING FOR UNCERTAINTY IN INCOME TAXES--AN INTERPRETATION OF FASB STATEMENT NO. 109. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are currently assessing the potential
impact  of  the   interpretation  on  our  financial  position  and  results  of operations.

         In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, FAIR VALUE MEASUREMENTS ("SFAS 157"). SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements. SFAS 157 is effective prospectively for fiscal years beginning after November 15, 2007 and interim periods within that fiscal year. We are still analyzing SFAS 157 to determine the impact of adoption.

RESULTS OF OPERATIONS

         The following table presents consolidated statement of operations data for each of the periods indicated as a percentage of revenues.

                                                        TWELVE MONTHS
                                                      ENDED DECEMBER 31
                                               -------------------------------
                                                 2006        2005        2004
                                               -------     -------     -------

Revenues ...................................     100.0%      100.0%      100.0%
                                               -------     -------     -------
Operating expenses:
   Cost of sales ...........................      90.6        77.6        96.0
   Depreciation, depletion amortization,
      and accretion ........................      17.6        15.3        14.6
   General and administrative ..............      10.6        11.0        30.8
                                               -------     -------     -------
     Total operating expenses ..............     118.8       103.9       141.4
                                               -------     -------     -------
Operating loss .............................     (18.8)       (3.9)      (41.4)
Other income (expense):
   Interest expense ........................      (8.6)       (6.0)      (19.7)
   Interest income .........................       0.9         0.2        --
   Other income (expense), net .............      (0.3)       (0.6)       (0.3)
                                               -------     -------     -------
Net loss ...................................     (26.8)%     (10.3)%     (61.4)%
                                               =======     =======     =======

COMPARISON OF TWELVE MONTHS ENDED DECEMBER 31, 2006 AND DECEMBER 31, 2005

     REVENUES
                                              TWELVE MONTHS            PERCENT
                                            ENDED DECEMBER 31          CHANGE
                                        -------------------------    -----------
                                            2006         2005

Coal sales ..........................   $86,830,095   $65,258,071       33.1%
Other revenue .......................       686,992       614,563       11.8%
                                        -----------   -----------
   Total revenues ...................   $87,517,087   $65,872,634       32.9%
                                        ===========   ===========


         For the twelve months ended December 31, 2006, our revenues were derived from coal sales to thirteen customers, four of which were utilities, eight of which were industrial customers and one of which was a coal reseller. Our five largest customers represent 92% of our total coal sales. For the twelve months ended December 31, 2005, our revenues were derived from coal sales to fifteen customers, eight of which were utilities, six of which were industrial customers and one of which was a coal reseller. Our five largest customers represent 84% of our total coal sales. The 33.1% increase in coal sales during the year ended December 31, 2006 is primarily attributable to a 35% increase in sales volume and the addition of a new customer partially offset by a 4% decrease in average net sales prices, including penalties and premiums.

         In 2005, coal prices in Central Appalachia remained relatively unchanged despite unseasonable weather in the Southeast, however, a second year of cooler summer temperatures and warmer winter temperatures in 2006 did have a large negative impact on coal prices. Also, many producers increased production to meet the higher demand.

         The increase in other revenues is due to the increase in receipts of loading fees of $288,000 from a coal company with property located adjacent to ours and approximately $77,000 of wheelage revenue under a lease agreement, offset by a prior year negotiated termination of a sales contract of $350,000.

     OPERATING EXPENSES
                                                     TWELVE MONTHS            PERCENT
                                                   ENDED DECEMBER 31          CHANGE
                                             ---------------------------   ------------
                                                  2006          2005
Cost of sales ............................   $ 79,354,327   $ 51,115,116       55.2%
General and administrative expenses ......      9,257,241      7,213,346       28.3%
Depreciation, depletion, accretion
   and amortization expense ..............     15,362,829     10,107,723       52.0%
                                             ------------   ------------
Total operating expenses .................   $103,974,397   $ 68,436,185       51.9%
                                             ============   ============

         COST OF SALES

         Cost of sales consists primarily of salary, benefits, and other compensation costs paid directly to miners, and direct costs paid to third party vendors whose goods and services were directly used in the process of producing coal inventory. Third party vendor costs include equipment leases and maintenance costs, blasting costs, fuel costs, parts and supplies, coal purchases, and transportation costs. The increase in cost of sales in the year ended December 31, 2006 as compared to the year ended December 31, 2005 is primarily due to a 39% increase in mined and purchased coal.

         Cost of sales as a percentage of revenue increased from 77.6% in 2005 to 90.6% in 2006. This was primarily due to inefficiencies incurred during the early stages of opening three new mines and building significant inventories, operating the refurbished Baldwin wash plant (with insufficient volume to absorb fixed costs), and the start-up of our short-line railroad. Operating costs associated with these projects for the year totaled $4.7 million. A significant portion of the cost increase, about $2.2 million was associated with the three capital projects that were completed, but then idled. Those projects were Mine #17, the Baldwin preparation facility, and the shortline railroad. In addition to the above, three other events contributed to higher costs during the year: lost production from a highwall miner due to an accident in March 2006, higher costs associated with purchasing and processing coal from third parties, and a significant increase in our cost structure in Kentucky due to the termination of a subcontractor.

         GENERAL AND ADMINISTRATIVE EXPENSES

         General and administrative expenses primarily include non-operations salary, benefits and related expenses; consulting expenses; legal and professional fees; insurance expenses; and travel and travel related expenses. The change in general and administrative expenses was primarily attributable to changes in three major components: 1) $1,423,000 increase in stock option expense primarily due to our adoption of SFAS 123(R) and an accelerated vesting of executive stock options for the former CEO, the former General Counsel and Secretary (who is also the spouse of the former CEO), and the former COO, 2) $514,000 increase in professional fees, primarily legal fees, and 3) $274,000 increase in payroll, primarily due to an increase in corporate personnel in 2006.

         As a percentage of revenues, general and administrative expenses have decreased from 11.0% in 2005 to 10.6% in 2006.

         DEPRECIATION, DEPLETION, ACCRETION AND AMORTIZATION  EXPENSE

         The increase in depreciation, depletion, accretion and amortization expense in the twelve month period ended December 31, 2006 compared to the twelve month period ended December 31, 2005 is primarily attributable to a 56.1% increase in depreciation. This change was due to the acquisition of $28.0 million of fixed assets, primarily mining equipment, net of fixed asset disposals with a gross value of approximately $9.7 million and a change in the estimated useful lives of certain mining equipment at April 1, 2005. Had this revision been made as of January 1, 2005, the effect would have been to increase depreciation expense by approximately $1.6 million for the year ended December 31, 2005.

         Other Income (Expense)
                                                   TWELVE MONTHS           PERCENT
                                                 ENDED DECEMBER 31         CHANGE
                                           --------------------------    -----------
                                                2006          2005
Interest expense and financing fees ....   $(7,475,824)   $(3,966,715)      88.4%
Interest income ........................       791,852        129,200      512.9%
Other income (expense), net ............      (279,928)      (390,105)     (28.2)%
                                           -----------    -----------
   Total other income (expense) ........   $(6,963,900)   $(4,227,620)      64.7%
                                           ===========    ===========


         The 88.4% increase in interest expense for the twelve month period ended December 31, 2006 compared to the twelve month period ended December 31, 2005 is attributable to an increase in the average outstanding balance of our debt related primarily to the issuance of $55 million of 10.5% Senior Secured Notes obtained immediately prior to year-end 2005, partially offset by a decrease in financing fees of approximately $1.9 million related to our prior year bond offering and a decrease in our weighted average interest rate of approximately 2.3%. Interest income increased by 512.9% primarily due to larger average short-term deposit balances Other income (expense), net of $279,928 expense consists primarily of the write-off of acquisition costs and a rebate from a third-party railroad agreement in the current year versus a $390,106 expense in the prior year related primarily to a loss on the early extinguishment of notes payable.


COMPARISON OF TWELVE MONTHS ENDED DECEMBER 31, 2005 AND DECEMBER 31, 2004

     REVENUES
                                              TWELVE MONTHS           PERCENT
                                            ENDED DECEMBER 31         CHANGE
                                        -------------------------   -----------
                                            2005          2004

Coal sales ..........................   $65,258,071   $16,871,346      286.8%
Other revenue .......................       614,563       127,567      381.8%
                                        -----------   -----------
   Total revenues ...................   $65,872,634   $16,998,913      287.5%
                                        ===========   ===========




         For the twelve months ended December 31, 2005, our revenues were derived from coal sales to fifteen customers, eight of which were utilities, six of which were industrial customers and one of which was a coal reseller. Our five largest customers represent 84% of our revenue. For the twelve months ended December 31, 2004, we had a total of twelve customers, two of which were utilities that accounted for approximately 77% of our revenue. The 286.8% increase in coal sales during the year ended December 31, 2005 is primarily attributable to a 244% increase in production volume, the addition of three new customers and a 15% increase in average sales prices. The significant increase in production volume over 2004 is primarily the result of experiencing four full quarters of operations in 2005 as compared to a single quarter in 2004 along with the closure of two lower volume mines and commencement of operations at two higher volume mines, one of which was a highwall mine.

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

     OPERATING EXPENSES
                                                     TWELVE MONTHS           PERCENT
                                                   ENDED DECEMBER 31         CHANGE
                                              -------------------------   -----------
                                                  2005          2004
Cost of sales .............................   $51,115,116   $16,322,632         213.2%
General and administrative expenses .......     7,213,346     5,242,437          37.6%
Depreciation, depletion, accretion and
   amortization expense ...................    10,107,723     2,473,369         308.7%
                                              -----------   -----------
Total operating expenses ..................   $68,436,185   $24,038,438         184.7%
                                              ===========   ===========

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

         As the production of coal tons increases the cost per ton is decreasing. Our cost of sales as a percentage of total revenue has improved from 96.0% in 2005 to 77.6% in 2006.

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

         As a percentage of revenues, general and administrative expenses have decreased from 30.8% in 2005 to 11.0% in 2006.

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

     OTHER INCOME (EXPENSE)
                                                    TWELVE MONTHS          PERCENT
                                                  ENDED DECEMBER 31        CHANGE
                                            --------------------------   -----------
                                                 2005          2004
Interest expense and financing fees .....   $(3,966,715)   $(3,348,922)     18.4%
Interest income .........................       129,200           --          --
Other income (expense), net .............      (390,105)       (40,683)    541.3%
                                            -----------    -----------
   Total other income (expense) .........   $(4,227,620)   $(3,389,605)     24.7%
                                            ===========    ===========

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

LIQUIDITY AND CAPITAL RESOURCES

         At December 31, 2006, we had cash and cash equivalents of approximately $2.2 million, negative working capital of approximately $9.5 million, and cash flows used in operations of approximately $3.8 million for the year then ended. In order to fund general operating and working capital needs, we entered into a Term Loan Credit Facility in October 2006 that provides borrowings of up to $10.0 million with Guggenheim Corporate Funding, LLC. We borrowed $5.0 million at closing, an additional $3.0 million in December 2006, and the the remaining $2.0 million subsequent to year-end.

         As noted previously, we have made significant investments over the past three years to expand our production capacity significantly. We are now in a position to increase our production when doing so will be economically advantageous. We have no material capital projects planned for 2007 and our budgeted capital expenditures for the year are less than $3 million.

         At December 31, 2006, we had a shareholders' deficit of $1.9 million and incurred net losses of $23.4 million (excluding preferred stock dividends) for the year then ended. We expect that we will continue to incur net losses into the foreseeable future which will increase our shareholders' deficit. On March 2, 2007 we sold 3 million shares of our common stock in a private sale. Two institutional investors purchased 2.8 million shares and our current CEO purchased the remaining 200,000 shares. Proceeds from the sale were approximately $14.0 million and will be used for potential internal and external growth opportunities and to fund general operating and working capital needs. We are required to file a registration statement to register the shares as early as practicable, but no later than April 30, 2007.

         We expect to be able to meet our liquidity requirements for the foreseeable future through current cash reserves and cash provided by operations. If our operating plans for 2007 vary significantly from our expectations, we may have to seek additional financing sources. In the case that market conditions improve and we determine that it is economically advantageous to resume expansion plans, we may have to seek additional financing sources. There are no assurances that our efforts to raise additional financial resources will be successful.

     DEBT OBLIGATIONS

         The  following  table   summarizes  our  long-term  debt   obligations,
excluding capital leases:

                                                   DECEMBER 31,    DECEMBER 31,
                                                       2006            2005
                                                   ------------    ------------
10.5% Senior Secured Notes, due 2010 ...........   $ 55,000,000    $ 55,000,000
Term Loan Credit Facility ......................      8,000,000            --
Bank note (prime + 1%), due 2007 ...............        637,374       1,200,018
Installment purchase obligations, due 2009 .....      3,200,286            --
Installment purchase obligations, due 2008 .....      2,825,209       5,270,611
Equipment note (non-interest bearing), due 2006            --           280,000
Equipment notes (8.39%-9.28%, due 2009-2011) ...        125,382            --
Equipment note (4.48%, due 2009) ...............        234,721            --
Other ..........................................         89,512          19,931
Less unamortized discounts .....................     (3,298,679)     (3,910,160)
                                                   ------------    ------------
                                                     66,813,805      57,860,400
Less current portion of long-term debt .........     (4,720,671)     (3,319,175)
                                                   ------------    ------------
Long-term debt .................................   $ 62,093,134    $ 54,541,225
                                                   ============    ============

              TERM LOAN CREDIT FACILITY

         On October 12, 2006, our wholly-owned subsidiary, National Coal Corporation, entered into a Term Loan Credit Facility that provides for borrowings of up to $10.0 million with Guggenheim Corporate Funding, LLC in order to fund general operating and working capital needs. We borrowed $5.0 million at closing, an additional $3.0 million in December 2006, and the remaining $2.0 million subsequent to year-end.

         Under this Credit Facility, our obligations are secured by a priority senior lien on substantially all of our assets. All amounts under the Credit Facility become due and payable in March 2010 and the interest under this facility is payable at a rate equal to, at our option, the Eurodollar Rate plus 3.5% or the Base Rate (which approximates the prime rate) plus 2.5%. The Term Loan Credit Facility contains financial covenants and default provisions including that the Company maintain minimum levels of EBITDA and liquidity, maintain minimum interest coverage ratios, not exceed maximum leverage ratios, and that it limit certain future categories of transactions such as the incurrence of additional indebtedness and the sale of assets. Subsequent to year-end, Guggenheim has agreed to amend the credit agreement and reset the financial covenants including: EBITDA, consolidated leverage, and consolidated interest coverage. As a result of the amendment, the applicable margin on the credit facility will increase by 1.0%. The applicable margin is the rate which is added to the Eurodollar Rate or Base Rate, to determine the full interest rate on the facility. The applicable margin increase will remain in effect until we are back in compliance with the original covenant schedule in the credit agreement.

              10.5% SENIOR SECURED NOTES DUE 2010

         On December 29, 2005, we issued $55,000,000 in aggregate principal amount of 10.5% Senior Secured Notes due 2010 (the "Senior Secured Notes") and 55,000 warrants to purchase a total of 1,732,632 shares of the Company's common stock (the "Warrants"). The Senior Secured Notes and Warrants were sold in Units (the "Units") consisting of one $1,000 principal amount Note and one Warrant, which entitled the holder to purchase 31.5024 shares of Company common stock at an exercise price of $8.50 per share, subject to adjustment. The warrants are subject to mandatory conversion if the price of the Company's common stock remains above $12.75 for more than twenty days out of a thirty-day period. The Units were sold in a private placement exempt from the registration requirements under the Securities Act of 1933, as amended (the "Securities Act"). The Senior Secured Notes are fully and unconditionally guaranteed by all of our wholly-owned subsidiaries and were offered and sold within the United States only to qualified institutional buyers in reliance on Rule 144A under the Securities Act.

         The Senior Secured Notes were issued pursuant to an indenture with Wells Fargo Bank National Association, as trustee. Interest on the Senior Secured Notes accrues from the date of issuance or the most recent interest payment date, and is payable in cash semi-annually in arrears on June 15th and September 15th of each year, commencing on June 15, 2006. The warrants are exercisable on or after December 29, 2006 and the warrants will expire on December 15, 2010. All of the securities in this offering were initially purchased by the underwriter.

         The Senior Secured Notes and the related guarantees are secured by a lien on substantially all of our and the guarantors' property and assets, including a pledge of 100% of the capital stock or other equity interests of our domestic subsidiaries. The Senior Secured Notes will mature on December 15, 2010. The Senior Secured Notes are subordinated to our new $10 million Term Loan Credit Facility with Guggenheim Corporate Funding, LLC, which holds a first priority secured lien senior to the Notes, and ranks senior to our existing and future subordinated debt.

         Before December 15, 2008, we may, at any time or from time to time, redeem up to 35% of the aggregate principal amount of the Senior Secured Notes with the net proceeds of a public or private equity offering at 110.500% of the principal amount of the Senior Secured Notes, plus any accrued and unpaid interest, if at least 65% of the aggregate principal amount of the notes remains outstanding after such redemption and the redemption occurs within 90 days of the date of the closing of such equity offering. In addition, up to 35% of the Senior Secured Notes are redeemable, at our option, in whole or in part, at any time up to December 15, 2008 at a redemption price of 110.500%. The remaining 65% of the Senior Secured Notes are redeemable, at our option, in whole or part, on or after December 15, 2008, in each case at the redemption prices described in the table below. All redemptions prices are in addition to any accrued and unpaid interest to the date of the redemption.

              TIME PERIOD                               PERCENTAGE
              -----------                               ----------
 December 15, 2008 - December 14, 2009                   105.250%
   December 15, 2009 - June 14, 2010                     102.625%
      June 15, 2010 and thereafter                       100.000%

         The indenture governing the Senior Secured Notes, among other things and subject to certain exceptions, limits our ability and the ability of our subsidiaries to:

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

         Our failure to make required payments of interest and principal and to comply with other covenants may result in the acceleration of the principal of the Senior Secured Notes.

         We agreed, pursuant to a registration rights agreement with the initial purchaser, to use our commercially reasonable efforts to (a) register with the SEC a new issue of notes having substantially identical terms as the Senior Secured Notes in order to exchange freely tradable notes for the Senior Secured Notes, and (b) file a shelf registration statement with the SEC covering the resale of the Warrants and shares of our common stock issuable upon exercise of the Warrants, and to use our commercially reasonable efforts to cause that resale registration statement to be declared effective within 240 days after the sale date. We filed registration statements subject to our obligations under the registration rights agreement on May 15, 2006. Both registration statements were declared effective on July 28, 2006, and we issued $51.0 million in principal amount of freely tradable notes in exchange for the same principal amount of Senior Secured Notes.

         We immediately used approximately $22.1 million of the proceeds of the Senior Secured Note offering to repay existing indebtedness. During the year ended December 31, 2006 we used approximately $2.0 million to purchase a forty-two mile rail line in Tennessee, approximately $8.3 million as collateral to support reclamation bonds, and $19.7 million to purchase other equipment, refurbish a preparation plant and rail load-out, and to use as working capital.

              EQUIPMENT NOTES

         In November 2005, we purchased mining equipment to be used in our Kentucky operations from two former contract mining companies for approximately $1,775,000. We financed the purchase with a $400,000, four month, non-interest bearing note payable to one of the mining companies and a $1,300,000, twenty-four month bank note at the prime rate plus 1%. Both notes are secured by the purchased equipment. The $400,000 note was repaid early in January 2006 at a $20,000 discount.

         In February and March 2006, we purchased service vehicles and mining equipment for approximately $478,000. We financed the purchases with interest bearing notes ranging in term from thirty-six to sixty months and with interest rates ranging from approximately 4.5% to 9.3%. All notes are secured by the purchased equipment.

              INSTALLMENT PURCHASE OBLIGATIONS AND SALE-LEASEBACK

         In August 2005, our wholly-owned subsidiary, National Coal Corporation, entered into installment sale contracts with an equipment manufacturer, effective in July 2005, pursuant to which National Coal Corporation purchased and financed or refinanced certain equipment used in its coal mining operations. Pursuant to the installment sale contracts, we financed or refinanced approximately $7.3 million in equipment at rates ranging from 5.22% to 7.65%.

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

         In April 2006, we entered into new installment sale contracts with an equipment manufacturer pursuant to which we refinanced equipment with an aggregate principal value of approximately $2,729,000 formerly acquired under various capital leases resulting in a loss on extinguishment of debt of approximately $10,000. These installment sale contracts require payments over 36 months at fixed interest rates ranging from 7.03% to 7.50%. The obligations under the installment sale contracts are secured by the equipment purchased.

         In August 2006 and September 2006, we entered into new installment sale contracts with an equipment manufacturer pursuant to which we refinanced equipment with an aggregate principal value of approximately $1,447,000. These installment sale contracts require payments over periods ranging from 30 to 36 months at fixed interest rates ranging from 7.42% to 8.10%. The obligations under the installment sale contracts are secured by the equipment purchased.

         On September 18, 2006 we entered into a sale-leaseback transaction with First National Capital Corporation's assignee, GATX Financial Corporation, involving our highwall miner initially purchased in February 2006. We sold the highwall miner for approximately $6.4 million and recorded a deferred gain of approximately $875,000 which will be recognized over the forty-two month term of the operating lease. The lease is a "net" lease and requires that we maintain and insure the equipment as well as pay rental payments of $166,568 per month. As a condition of the lease, we provided two standby letters of credit totaling $1,288,883 in lieu of security deposits which are 100% collateralized with cash on deposit at two financial institutions.

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

              CASH FLOWS

         We currently satisfy our working capital requirements primarily through cash flows generated from operations and sales of debt and equity securities. For the twelve months ended December 31, 2006, we had a net decrease in cash of approximately $23.3 million. Cash flows from operating, financing and investing activities for the twelve months ended December 31, 2006, 2005, and 2004 are summarized in the following table:

ACTIVITY                                       TWELVE MONTHS ENDED DECEMBER 31,
                                             ----------------------------------
                                               2006         2005         2004
                                             --------     --------     --------

Operating activities ....................    $ (3,835)    $  6,040     $ (4,342
Investing activities ....................     (26,364)     (19,473)     (33,466)
Financing activities ....................       6,945       38,565       38,111
                                             --------     --------     --------
   Net increase (decrease) in cash ......    $(23,254)    $ 25,131     $    303
                                             ========     ========     ========

         OPERATING ACTIVITIES

         The decrease in net cash provided by operating activities of approximately $9.4 million to $3.8 million used in operating activities during the year ended December 31, 2006 was primarily the result of an increase in net loss, net of depreciation, depletion, amortization and accretion and non-cash stock option expense, of $9.9 million. The increase was primarily due to lower contract prices, increased purchases of coal due in part to the highwall miner damage during the year, and the termination of a financially favorable agreement with a subcontractor for the management of our Kentucky properties, partially offset by increased non-cash stock option expenses of $1.4 million over prior year due to the adoption of SFAS123(R) and the accelerated vesting of certain executive options. Offsetting the overall decrease in cash flow from operations is a greater increase in accounts payable of $3.6 million primarily attributable to the refurbishment of our Baldwin preparation plant and load-out facility which has taken place in 2006 and increased interest due to higher debt balances. These and other expansion activities have also resulted in a greater increase in inventory of $1.7 million in current year and $1.1 million of asset retirement obligation settlements, both of which decreased cash from operations.

         The net cash provided by operating activities of approximately $6.0 million during the twelve months ended December 31, 2005 was primarily the result of an improving net loss. When the impact of depreciation is removed from the net loss, there is an improvement of $11.3 million. The reduction of net loss is due to a significant increase in coal sales and resulting improvements in the percentage of cost of sales and general and administrative expenses. Although many operating costs are variable, gross margin percentage improves as volume increases due to the fixed mine operating costs. Additionally, general and administrative costs are not variable and growth in those costs is slowing significantly relative to the increase in coal volumes as the securing of the management team and related corporate costs is completed.

         The net cash used in operating activities of approximately $4.3 million during the twelve months ended December 31, 2004 was primarily the result of the net loss of approximately $10.4 million and an increase in receivables of approximately $1.9 million, inventory of approximately $119,000, deferred revenue of approximately $179,000, payments for reclamation obligations of approximately $87,100 and prepaid and other of approximately $233,500 as we increased coal production during the year, partially offset by an increase in accounts payable and accrued liabilities of approximately $3.30 million and non-cash expenses of approximately $5.20 million. The non-cash expenses recorded during the period included $1,700,000 of interest expense related to the beneficial conversion feature of the $3.0 million convertible debentures issued in August 2004, $903,000 of non-cash compensation expense related to the issuance of stock options with an exercise price below the closing price of our common stock on the date of grant, $227,000 of non-cash compensation expense for the issuance of common stock in consideration of salary, $165,000 of non-cash interest expense for the issuance of common stock in lieu of interest payments, and $49,000 of non-cash consulting expense for the Black-Scholes pricing model valuation of warrants issued as consideration for consulting services rendered.

         INVESTING ACTIVITIES

         Cash used in investing activities for the twelve months ended December 31, 2006 of $26.4 million was primarily related to net capital expenditures of approximately $16.3 million including the acquisition of a forty-two mile rail line in Tennessee and renovations to a processing facility in Tennessee along with an increase in cash collateral supporting reclamation bonds of approximately $9.9 million.

         Cash used in investing activities for the twelve months ended December 31, 2005 of $19.5 million was primarily related to capital expenditures of $16.5 million and an increase in cash collateral supporting reclamation bonds of $2.8 million. The capital expenditures were used to open two new mines, including a highwall mine, and to acquire additional equipment for existing mines.

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

         FINANCING ACTIVITIES

         The decrease in net cash provided by financing activities of approximately $35.2 million to approximately $6.9 million during the twelve months ended December 31, 2006 was primarily the result of the Senior Notes issued in December 2005 which decreased the need for additional funding.

         The net cash provided by financing activities of approximately $38.6 million during the twelve months ended December 31, 2005 was primarily the result of $55.0 million raised from the issuance of our 10.5% Senior Secured Notes, offset by the repayment of $22.1 million including our previous Senior Credit Facility and certain other notes and leases. Additionally, approximately $5.1 million was through the issuance of a note payable.

         The net cash provided by financing activities of approximately $38.1 million during the twelve months ended December 31, 2004 was primarily the result of $24.5 million raised from sales of debt securities net of $1.0 million in fees, and $17.7 million raised from the sale of common stock and Series A cumulative convertible preferred stock net of $1.0 million in fees, offset primarily by $3.1 million paid to debt holders, $950,000 paid pursuant to capital leases and a bank loan, $560,000 paid on related party debt and $281,000 paid as a dividend to holders of our Series A preferred stock.

OFF-BALANCE SHEET ARRANGEMENTS

         At December 31, 2006, 2005, and 2004, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, variable interest or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

CONTRACTUAL OBLIGATIONS

         The following summarizes our contractual obligations at December 31, 2006 and the effects such obligations are expected to have on liquidity and cash flow in future periods:

                                                                       PAYMENTS DUE BY PERIOD
                                      ---------------------------------------------------------------------------------
                                                          LESS THAN 1          1-3              3-5            AFTER
                                           TOTAL             YEAR             YEARS            YEARS          5 YEARS
----------------------------------    ---------------   --------------   --------------   --------------   ------------
Long-term debt (including interest)     $ 95,693,387     $ 11,252,747     $ 15,326,015     $ 69,114,625     $       --
Operating leases .................         6,515,376        2,090,226        3,997,626          427,524             --
Capital leases ...................           752,703          414,897          337,806               --             --
                                      ---------------   --------------   --------------   --------------   ------------
     Total contractual obligations      $102,961,466     $ 13,757,870     $ 19,661,447     $ 69,542,149     $       --
                                      ===============   ==============   ==============   ==============   ============

         We rent mining equipment pursuant to operating lease agreements, and made lease payments totaling approximately $1,011,323 during the year ended December 31, 2006.

         For the year ended December 31, 2006, we accrued dividends to the holders of our Series A cumulative convertible preferred stock in the aggregate of approximately $1,029,933, $118,567 of which we paid as common shares in lieu of preferred dividends as a result conversion of preferred shares to common stock and a covenant failure. Historically we have made semi-annual cash dividend payments to the holder of the Series A preferred stock on June 30 and December 31. Dividends accrued on our Series A cumulative convertible preferred stock of $362,886 were paid in June and July 2006 and $413,567 was paid in February 2007. At December 31, 2006, there were accrued but unpaid dividends on our Series A cumulative convertible preferred stock of $548,480. The dividend rate of our Series A preferred stock increased from 5% to 8% on September 1, 2006. We intend to make dividend payments going forward as long as (1) no default of our debt covenants has occurred, (2) we will be in pro-forma compliance with our debt agreements, and (3) the available credit and cash equivalents we have is not less than $1.5 million.


ITEM 7A.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         Market Risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices.

     INTEREST RATE RISKS

         Our interest expense is sensitive to changes in the general level of interest rates in the U.S. At December 31, 2006, we had $61.5 million aggregate principal amount of debt under fixed rate instruments and $8.6 million of debt under variable rate instruments, with our Term Loan Credit Facility making up 93% of the variable rate instruments and equipment financing making the remaining 7%. At December 31, 2005, we had $60.6 million aggregate principal amount of debt under fixed rate instruments and $1.2 million of debt under variable rate instruments, with equipment financing making up 100% of the variable rate instruments.

         Under the terms of our Term Loan Credit Facility and our equipment financing agreements, the interest rate on borrowings there under was determined based on the Eurodollar rate and the prime rate, respectively. We are able to lock in the existing interest rate on our Term Loan Credit Facility for periods of up to six months. Based on the variable rate debt outstanding as of December 31, 2006, a 100 basis point increase in interest rates would increase annual interest expense by approximately $83,000. Based on the variable rate debt outstanding as of December 31, 2005, a 100 basis point increase in interest rates would increase annual interest expense by approximately $12,000.

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

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                            PAGE
                                                                            ----


   Reports of Independent Registered Public Accounting Firms............      51

   Consolidated Balance Sheets at December 31, 2006 and 2005............      53

   Consolidated Statements of Operations for the Years Ended
      December 31, 2006, 2005, and 2004.................................      54

   Consolidated Statements of Cash Flows for the Years Ended
      December 31, 2006, 2005, and 2004.................................      55

   Consolidated Statements of Changes in Stockholders' (Deficit)
      Equity for the Years Ended December 31, 2006, 2005, and 2004......      57

   Notes to the Consolidated Financial Statements.......................      58

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



The Board of Directors and Stockholders of
National Coal Corp.
Knoxville, Tennessee

We have audited the consolidated balance sheet of National Coal Corp. (the "Company") as of December 31, 2006 and the related consolidated statements of operations, stockholders' (deficit) equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of the Company for the years ended December 31, 2005 and 2004 were audited by other auditors whose report dated February 17, 2006 expressed an unqualified opinion on those statements.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company's internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 2006 financial statements referred to above present fairly, in all material respects, the consolidated financial position of National Coal Corp. at December 31, 2006, and the consolidated results of its operations and its cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for share-based payments in accordance with Statement of Financial Accounting Standards No. 123(R) on January 1, 2006.


                                                          /S/ ERNST & YOUNG LLP

Richmond, Virginia
March 30, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM




To the Board of Directors
National Coal Corp.
Knoxville, Tennessee


We have audited the consolidated balance sheet of National Coal Corp. (the "Company", a Florida corporation) as of December 31, 2005, and the related consolidated statements of operations, cash flows and changes in stockholders' equity for the years ended December 31, 2005 and 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of National Coal Corp. at December 31, 2005, and the consolidated results of its operations and its cash flows for the years ended December 31, 2005 and 2004, in conformity with accounting principles generally accepted in the United States of America.


                                      /S/ GORDON, HUGHES & BANKS, LLP

Greenwood Village, Colorado
February 17, 2006

                               NATIONAL COAL CORP.
                           CONSOLIDATED BALANCE SHEETS

                                                                                        DECEMBER 31,
                                                                               ----------------------------
                                                                                   2006            2005
                                                                               ------------    ------------
ASSETS
Current assets
   Cash and cash equivalents ...............................................   $  2,180,885    $ 25,434,988
   Accounts receivable .....................................................      3,712,779       2,929,735
   Inventory ...............................................................      2,221,742         418,114
   Prepaid and other current assets ........................................        867,247         217,091
                                                                               ------------    ------------
     Total current assets ..................................................      8,982,653      28,999,928

Assets held for sale .......................................................        640,649            --
Property, plant, equipment and mine development, net .......................     55,837,627      50,901,681
Deferred financing costs ...................................................      2,856,534       2,958,666
Restricted cash ............................................................     17,246,751       7,323,023
Other noncurrent assets ....................................................        427,516         224,120
                                                                               ------------    ------------
     Total assets ..........................................................   $ 85,991,730    $ 90,407,418
                                                                               ============    ============

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
Current liabilities
   Current maturities of long-term debt ....................................   $  4,720,671    $  3,319,175
   Current installments of obligations under capital leases ................        351,668         958,907
   Current portion of asset retirement obligations .........................      1,378,967            --
   Accounts payable and accrued expenses ...................................     11,981,495       6,390,626
                                                                               ------------    ------------
     Total current liabilities .............................................     18,432,801      10,668,708

   Long-term debt, less current maturities, net of discount ................     62,093,134      54,541,225
   Obligations under capital leases, excluding current installments ........        321,071       1,196,143
   Asset retirement obligations, excluding current portion .................      5,835,927       7,228,232
   Deferred revenue ........................................................      1,032,426         150,000
   Other noncurrent liabilities ............................................        199,430           6,776
                                                                               ------------    ------------
     Total liabilities .....................................................     87,914,789      73,791,084
                                                                               ------------    ------------
   Commitments and contingencies

Stockholders' (deficit) equity
   Series A cumulative convertible preferred stock, $0.0001 par value; 1,611 shares authorized; 782.54 and 1,333.44 shares issued and outstanding at
     December 31, 2006 and 2005, respectively ..............................           --              --
   Common stock, $0.0001 par value, 80 million shares authorized; 16,340,744 and 13,977,217 shares issued and outstanding at December 31, 2006 and
     2005, respectively ....................................................          1,634           1,398
   Additional paid-in-capital ..............................................     42,049,703      37,168,122
   Accumulated deficit .....................................................    (43,974,396)    (20,553,186)
                                                                               ------------    ------------
     Total stockholders' (deficit) equity ..................................     (1,923,059)     16,616,334
                                                                               ------------    ------------
     Total liabilities and stockholders' (deficit) equity ..................   $ 85,991,730    $ 90,407,418
                                                                               ============    ============


The accompanying notes are an integral part of these consolidated financial statements.

                               NATIONAL COAL CORP.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                       Year Ended December 31,
                                                          -----------------------------------------------
                                                               2006             2005             2004
                                                          -------------    -------------    -------------
Revenues
   Coal sales .........................................   $  86,830,095    $  65,258,071    $  16,871,346
   Other revenues .....................................         686,992          614,563          127,567
                                                          -------------    -------------    -------------
     Total revenues ...................................      87,517,087       65,872,634       16,998,913
                                                          -------------    -------------    -------------

Expenses
   Cost of sales (exclusive of items shown separately)       79,354,327       51,115,116       16,322,632
   Depreciation, depletion, amortization, and accretion      15,362,829       10,107,723        2,473,369
    General and administrative ........................       9,257,241        7,213,346        5,242,437
                                                          -------------    -------------    -------------
     Total operating expenses .........................     103,974,397       68,436,185       24,038,438
                                                          -------------    -------------    -------------

Operating loss ........................................     (16,457,310)      (2,563,551)      (7,039,525)
                                                          -------------    -------------    -------------

Other income (expense)
   Interest expense ...................................      (7,475,824)      (3,966,715)      (3,348,922)
   Interest income ....................................         791,852          129,200             --
   Other income (expense), net ........................        (279,928)        (390,105)         (40,683)
                                                          -------------    -------------    -------------
     Total other income (expense) .....................      (6,963,900)      (4,227,620)      (3,389,605)
                                                          -------------    -------------    -------------

Net loss ..............................................     (23,421,210)      (6,791,171)     (10,429,130)

Preferred stock dividend ..............................      (1,029,933)      (1,124,650)     (18,893,509)
                                                          -------------    -------------    -------------

Net loss attributable to common shareholders ..........   $ (24,451,143)   $  (7,915,821)   $ (29,322,639)
                                                          =============    =============    =============

Basic net loss per common share .......................   $       (1.59)   $       (0.58)   $       (2.60)
                                                          =============    =============    =============

Diluted net loss per common share .....................   $       (1.59)   $       (0.58)   $       (2.60)
                                                          =============    =============    =============

Weighted average common shares ........................      15,346,799       13,712,813       11,261,800


The accompanying notes are an integral part of these consolidated financial statements.

                               NATIONAL COAL CORP.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                 YEAR ENDED DECEMBER 31,
                                                                      --------------------------------------------
                                                                          2006            2005            2004
                                                                      ------------    ------------    ------------
Cash Flows from Operating Activities
Net loss ..........................................................   $(23,421,210)   $ (6,791,171)   $(10,429,130)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities
   Depreciation, depletion, accretion and amortization ............     15,362,829      10,107,723       2,261,379
   Amortization of deferred financing costs .......................        606,858         380,571            --
   Amortization of notes discount .................................        607,524            --              --
   (Gain) loss on disposal of assets ..............................         (1,346)         29,991            --
   Gain on settlement of asset retirement obligations .............        (60,425)           --              --
   Loss on extinguishment of debt .................................          1,187          58,380            --
   Beneficial conversion feature recorded as interest expense .....           --              --         1,700,000
   Issuance of stock/warrants in lieu of payment ..................           --              --           440,647
   Stock option expense ...........................................      2,235,224         812,733         903,375
   Changes in operating assets and liabilities:
     Increase in accounts receivable ..............................       (783,044)       (838,037)     (1,899,407)
     Increase in inventory ........................................     (1,803,628)       (153,241)       (119,010)
     Increase (decrease) in prepaid and other .....................       (746,967)        367,024        (233,502)
     Increase in accounts payable and accrued expenses ............      5,058,209       2,259,030       3,299,551
     Increase (decrease) in deferred revenue ......................          6,900         150,000        (179,050)
     Increase in other liabilities ................................        192,654           6,776            --
     Settlement of asset retirement obligations ...................     (1,090,004)       (349,950)        (87,090)
                                                                      ------------    ------------    ------------
      Net cash flows (used in) provided by operating activities ...     (3,835,239)      6,039,829      (4,342,237)
                                                                      ------------    ------------    ------------

Cash Flows from Investing Activities
   Capital expenditures ...........................................    (24,747,790)    (17,806,274)    (28,600,061)
   Proceeds from sales of equipment ...............................      8,414,560       1,265,410            --
   Increase in restricted cash ....................................     (9,923,728)     (2,748,398)     (4,317,125)
   Increase in prepaid royalties ..................................       (106,585)       (184,000)       (548,500)
                                                                      ------------    ------------    ------------
     Net cash flows used in investing activities ..................    (26,363,543)    (19,473,262)    (33,465,686)
                                                                      ------------    ------------    ------------

Cash Flows from Financing Activities
   Proceeds from issuance of stock ................................        897,018              98      16,616,317
   Proceeds from exercise of warrants and options .................      2,657,622         792,779       1,109,001
   Proceeds from issuance of notes ................................      2,623,285      70,322,343      26,242,894
   Proceeds from borrowings from Term Loan Credit Facility ........      8,000,000            --              --
   Repayments of notes payable ....................................     (4,039,764)    (23,388,017)     (3,255,301)
   Repayments of capital leases ...................................     (2,325,870)     (4,765,540)       (735,657)
   Payments for deferred financing costs ..........................       (504,726)     (3,339,237)     (1,025,424)
   Dividends paid .................................................       (362,886)     (1,057,678)       (281,117)
   Payment of related party debt ..................................           --              --          (560,000)
                                                                      ------------    ------------    ------------
     Net cash flows provided by financing activities ..............      6,944,679      38,564,748      38,110,713
                                                                      ------------    ------------    ------------

NET (DECREASE) INCREASE IN CASH ...................................    (23,254,103)     25,131,315         302,790
Cash and Cash Equivalents at Beginning of Period ..................     25,434,988         303,673             883
                                                                      ------------    ------------    ------------
Cash and Cash Equivalents at End of Period ........................   $  2,180,885    $ 25,434,988    $    303,673
                                                                      ============    ============    ============

                               NATIONAL COAL CORP.
                CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED



Supplemental Cash Flow Information
   Cash paid during the period for interest ..........   $  6,123,336   $  2,825,233    $  1,190,735
Non-cash investing and financing:
   Issuance of stock for goods and services ..........   $       --     $       --      $    577,573
   Conversion of debt ................................           --             --        12,983,216
   Preferred stock dividends converted to common stock         56,570         18,198            --
   Equipment acquired via capital lease ..............        833,827      2,729,366            --
   Equipment acquired via installment purchase
      obligations and notes payable ..................      1,758,404           --              --
   Asset retirement obligations acquired, incurred,
      and recosted ...................................        661,027           --              --
   Common shares issued in lieu of dividend for
      dividend adjustment ............................         65,316           --              --
   Beneficial conversion feature .....................           --           66,972      18,612,392
   Constructive dividends ............................           --          (66,972)    (18,612,392)
   Issuance of warrants
                                                                 --        4,258,548          48,760

The accompanying notes are an integral part of these consolidated financial statements.

                               NATIONAL COAL CORP.
      CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' (DEFICIT) EQUITY


                                            Preferred Stock                  Common Stock
                                      ----------------------------   ---------------------------
                                         Shares          Amount         Shares         Amount
                                      ------------    ------------   ------------   ------------
Balance, January 1, 2004 ..........           --      $       --        9,253,956   $        926

Conversion of notes payable and
accrued interest ..................           --              --        1,769,897            177
Private placement of common stock .           --              --        1,250,000            125
Issuance for accrued officer salary           --              --           41,958              4
Issuance to acquire land ..........           --              --           75,000              7
Exercise of warrants ..............           --              --          867,200             48
Sale of preferred stock ...........         995.00            --             --             --
Conversion of debt ................         515.00            --             --             --
Preferred stock issuance costs ....           --              --             --             --
Conversion of preferred stock .....         (53.33)           --          133,333             13
Employee option expense ...........           --              --             --             --
Issuance of warrants for services .           --              --             --             --
Beneficial conversion debt discount           --              --             --             --
Beneficial conversion features ....           --              --             --             --
Contructive dividends .............           --              --             --             --
Preferred stock dividends .........           --              --             --             --
Net loss ..........................           --              --             --             --
                                      ------------    ------------   ------------   ------------
Balance, December 31, 2004                1,456.67            --       13,391,344          1,300

Exercise of warrants ..............          16.21            --             --             --
Conversion of preferred stock .....        (139.44)           --          349,429             75
Conversion of preferred dividends .           --              --            2,204           --
Beneficial conversion feature .....           --              --             --             --
Constructive dividend .............           --              --             --             --
Preferred stock dividends .........           --              --             --             --
Exercise of employee options ......           --              --          234,240             23
Employee option expense ...........           --              --             --             --
Issuance of warrants ..............           --              --             --             --
Net loss ..........................           --              --             --             --
                                      ------------    ------------   ------------   ------------
Balance, December 31, 2005 ........       1,333.44            --       13,977,217          1,398

Exercise of warrants ..............           --              --          152,500             15
Conversion of preferred stock .....        (550.90)           --        1,376,701            138
Conversion of preferred dividends .           --              --            9,427              1
Common shares issued for dividend
adjustment ........................           --              --           10,886              1
Preferred stock dividends .........           --              --             --             --
Exercise of employee options ......           --              --          712,510             71
Employee option expense ...........           --              --             --             --
Common stock issued for cash ......           --              --          101,503             10
Net loss ..........................           --              --             --             --
                                      ------------    ------------   ------------   ------------
Balance, December 31, 2006 ........         782.54    $       --       16,340,744   $      1,634
                                      ============    ============   ============   ============


                                       Additional
                                        Paid-in        Accumulated
                                        Capital          Deficit          Total
                                      ------------    ------------    ------------
Balance, January 1, 2004 ..........   $    404,990    $ (3,332,885)   $ (2,926,969)

Conversion of notes payable and
accrued interest ..................      3,558,039            --         3,558,216
Private placement of common stock .      2,749,875            --         2,750,000
Issuance for accrued officer salary        226,569            --           226,573
Issuance to acquire land ..........        350,993            --           351,000
Exercise of warrants ..............      1,108,953            --         1,109,001
Sale of preferred stock ...........     14,925,000            --        14,925,000
Conversion of debt ................      7,725,000            --         7,725,000
Preferred stock issuance costs ....     (1,058,683)           --        (1,058,683)
Conversion of preferred stock .....            (13)           --              --
Employee option expense ...........        903,375            --           903,375
Issuance of warrants for services .         48,760            --            48,760
Beneficial conversion debt discount      1,700,000            --         1,700,000
Beneficial conversion features ....     18,612,392            --        18,612,392
Contructive dividends .............    (18,612,392)           --       (18,612,392)
Preferred stock dividends .........       (281,117)           --          (281,117)
Net loss ..........................           --       (10,429,130)    (10,429,130)
                                      ------------    ------------    ------------
Balance, December 31, 2004              32,361,741     (13,762,015)     18,601,026

Exercise of warrants ..............        243,600            --           243,600
Conversion of preferred stock .....            (75)           --              --
Conversion of preferred dividends .         18,198            --            18,198
Beneficial conversion feature .....         66,972            --            66,972
Constructive dividend .............        (66,972)           --           (66,972)
Preferred stock dividends .........     (1,057,678)           --        (1,057,678)
Exercise of employee options ......        531,055            --           531,078
Employee option expense ...........        812,733            --           812,733
Issuance of warrants ..............      4,258,548            --         4,258,548
Net loss ..........................           --        (6,791,171)     (6,791,171)
                                      ------------    ------------    ------------
Balance, December 31, 2005 ........     37,168,122     (20,553,186)     16,616,334

Exercise of warrants ..............      1,006,486            --         1,006,501
Conversion of preferred stock .....           (138)           --              --
Conversion of preferred dividends .         56,569            --            56,570
Common shares issued for dividend
adjustment ........................         65,315            --            65,316
Preferred stock dividends .........     (1,029,933)           --        (1,029,933)
Exercise of employee options ......      1,651,050            --         1,651,121
Employee option expense ...........      2,235,224            --         2,235,224
Common stock issued for cash ......        897,008            --           897,018
Net loss ..........................           --       (23,421,210)    (23,421,210)
                                      ------------    ------------    ------------
Balance, December 31, 2006 ........   $ 42,049,703    $(43,974,396)   $ (1,923,059)
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

         The Company owns the coal mineral rights to approximately seventy-four thousand six hundred (74,600) acres of land and leases the rights to approximately forty thousand nine hundred (40,900) additional acres. As of December 31, 2006, active mining complexes include two underground mines, two surface mines, and two highwall mines. Active support facilities include two preparation plants and two train loading facilities.

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

RECLASSIFICATIONS

         Certain amounts from the prior consolidated financial statements have been reclassified to conform to the 2006 presentation. These consist primarily of the reclassification of certain deposits from other non-current assets to restricted cash totaling $697,756 and the reclassification of certain other current assets to inventory of $57,500. The balance sheets and statements of cash flows presented reflect these changes.

CASH AND CASH EQUIVALENTS

         Cash and cash equivalents are stated at cost. Cash equivalents consist of highly liquid investments with maturities of three months or less when acquired.

                               NATIONAL COAL CORP.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

ACCOUNTS RECEIVABLE

         Trade accounts receivable are recorded at the invoiced amount and do not bear interest. Customers are primarily utility companies. As a result, the Company has not experienced any instances of non-payment and does not currently maintain an allowance for doubtful accounts. Management monitors customer balances and will record an allowance if trade account balances become potentially uncollectible.

INVENTORY

         Inventory includes mined coal available for delivery to customers, mined coal which has not yet been processed through a wash plant, purchased coal, and tires. Mined coal inventory is valued at the lower of average cost or net realizable value. Mined coal inventory costs include labor, fuel, equipment costs, and operating overhead. Mined coal is classified as inventory at the point it is extracted. Tires are classified as inventory when purchased. Purchased coal inventory is valued at the lower of cost or net realizable value.

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

         Leasing is used for certain capital additions when considered cost effective relative to other capital sources. All leases with an initial term greater than one year are accounted for under Statement of Financial Accounting Standards (SFAS) 13, ACCOUNTING FOR LEASES (SFAS 13). These leases are classified as either capital or operating as appropriate. Leased equipment meeting the capital lease criteria of SFAS 13 are capitalized and the present value of the related lease minimum payments are recorded as a liability.
Amortization of capitalized leased assets is computed on the straight-line method over the shorter of the estimated useful life or the initial lease term.

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

         Exclusive of the approximately $55,838,000 of property, plant, equipment and mine development, net we had as of December 31, 2006 is approximately $641,000 of mining equipment classified as assets held for sale. This equipment was sold in January 2007 for a small gain. Assets with carrying amounts of $4,655,628 were temporarily idled at December 31, 2006

         The Company reviews its long-lived assets for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. If impairment indicators are present and the future undiscounted cash flows are less than the carrying value of the assets, the carrying values are reduced to the estimated fair value.

                               NATIONAL COAL CORP.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

DEFERRED FINANCING COSTS

         The Company had deferred financing costs of $2,856,534 and $2,958,666 at December 31, 2006 and 2005, respectively. Deferred financing costs represent capitalized expenses associated with the issuance of debt. Deferred financing costs are amortized by the interest method over the life of the associated debt. The Company recorded approximately $607,000 and $381,000 of amortization related to deferred financing costs in 2006 and 2005, respectively.

RESTRICTED CASH

         Restricted cash at December 31, 2006 represents approximately $14,439,000 in certificates of deposit supporting irrevocable letters of credit written in favor of the U.S. Department of the Interior, Office of Surface Mining (the "OSM") for reclamation bonds, approximately $1,289,000 on deposit for collateral to an operating lease, approximately $257,000 on deposit directly with the OSM, $780,000 on deposit with the Company's workers' compensation administrator, and approximately $482,000 in utility and performance bonds and deposits. Restricted cash at December 31, 2005 represents approximately $6,143,000 in certificates of deposit supporting irrevocable letters of credit written in favor of the OSM for reclamation bonds, approximately $257,000 on deposit directly with the OSM, $696,000 on deposit for worker's compensation and approximately $227,000 in utility and performance bonds and deposits.

PREPAID MINING ROYALTIES

         Certain coal leases require minimum or advance payments which are deferred and charged to cost of sales as coal is extracted. The Company had prepaid royalties of approximately $331,000 and $208,000 at December 31, 2006, and 2005, respectively, included in other non-current assets.

RECLAMATION AND ASSET RETIREMENT OBLIGATIONS

         The Surface Mining Control and Reclamation Act of 1977 and similar state statutes require mine properties to be restored in accordance with specified standards. Statement of Financial Accounting Standards No. 143 ("SFAS No. 143") requires recognition of an asset retirement obligation ("ARO") for eventual reclamation of disturbed acreage remaining after mining has been completed. The Company records its reclamation obligations based upon permit requirements as determined by the OSM. A liability is recorded for the estimated future cost that a third party would incur to perform the required reclamation and mine closure discounted at the Company's credit-adjusted risk-free rate. A corresponding increase in the asset carrying value of coal and mineral rights is also recorded. The ARO asset is amortized on the units-of-production method over the estimated recoverable reserves and the ARO liability is accreted to the expected reclamation date at the Company's credit-adjusted risk-free rate. These expenses are included in depreciation, depletion, amortization, and accretion in the operating expenses section of the income statement.

STOCK-BASED COMPENSATION

         The Company's 2004 Option Plan (the "Plan") was authorized by the Board of Directors of the Company in March 2004, and amended in January 2005. Under the terms of the Plan, stock options may be granted to officers, directors, employees, and others. At December 31, 2006, 2,750,000 shares of common stock were authorized for issuance under the Plan. Shares subject to awards that expire unexercised or are otherwise terminated, again become available for awards. Upon exercise, stock is issued from unissued or treasury shares. The grant price of an option under the Plan generally may not be

                               NATIONAL COAL CORP.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

less than the fair market value of the common stock subject to such option on the date of grant. Options have a maximum life of ten years and vest 25% per year over a four year period.

         Prior to January 1, 2006, the Company accounted for stock-based compensation under Statement of Financial Accounting Standards No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION ("SFAS 123"). As permitted under this standard, compensation cost was recognized using the intrinsic value method described in Accounting Principles Board Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES ("APB 25"). APB 25 does not require any compensation expense to be recorded in the consolidated financial statements if the exercise price of the award was equal to or more than the market price on the date of the grant.

         Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123, SHARE-BASED PAYMENT ("SFAS 123(R)") using the modified-prospective transition method. SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized as compensation expense in the consolidated financial statements based on their fair values. Under the modified-prospective transition method, the Company recognizes compensation expense for the unvested portion of all share-based payments granted on or prior to December 31, 2005 over the remaining service period based on the grant date fair value estimated in accordance with SFAS 123(R) and recognizes compensation cost for all share-based payments granted on or subsequent to January 1, 2006 over the service period based on grant date fair value estimated in accordance with SFAS 123(R). As permitted by SFAS 123(R), prior periods were not restated to reflect the impact of the new accounting standard.

         As a result of adopting SFAS 123(R) on January 1, 2006, the Company's net loss for the year ended December 31, 2006 is $999,091 higher than if it had continued to account for share-based compensation under APB 25. Basic and diluted loss per share are each $(0.07) greater than if the Company had continued to account for share-based compensation under APB 25.

                               NATIONAL COAL CORP.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         If the Company had adopted the fair value method of accounting for stock-based compensation in 2005 and 2004, compensation costs which would have been recognized and pro forma net loss and loss per share for the periods ending December 31 would have been as follows:

                                                     2005              2004
                                                --------------    --------------
Net loss attributable to common shareholders,
as reported .................................  $   (7,915,821)   $  (29,322,638)
   Add: Stock-based compensation expense
   recognized under the intrinsic method ....         812,733           903,000
   Deduct: Total stock-based compensation
   expense for stock options determined
   under the Black-Scholes option pricing
   model ....................................      (1,564,371)       (1,283,927)
                                               --------------    --------------
Pro forma net loss ..........................  $   (8,667,459)   $  (29,703,565)
                                               ==============    ==============

Loss per share:
Basic - as reported .........................  $        (0.58)   $        (2.60)
Basic - pro forma ...........................  $        (0.63)   $        (2.64)
Diluted - as reported .......................  $        (0.58)   $        (2.60)
Diluted - pro forma .........................  $        (0.63)   $        (2.64)


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

REVENUE RECOGNITION

         The Company recognizes revenue when title or risk of loss pass to the common carrier or customer. This generally occurs when coal is loaded onto trains or trucks at one of our loading facilities. In most cases, the Company negotiates a specific sales contract with each customer, which specifies a fixed price per ton, premiums and penalties for quality variances, a delivery schedule, and payment terms. Contracts range in duration from one to three years.

         Revenue is also earned from charging TIPPLING fees to other coal producers to use the Company's loading facilities in Kentucky and from royalties based on coal mined by lessees.

                               NATIONAL COAL CORP.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

FREIGHT REVENUE AND COSTS

         Shipping and handling costs paid to third-party carriers and invoiced to coal customers are included in cost of sales and coal sales, respectively.

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

RECENT ACCOUNTING PRONOUNCEMENTS

         In March 2005, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 47 ("FIN 47"), ACCOUNTING FOR CONDITIONAL ASSET RETIREMENT OBLIGATIONS, which clarifies that an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability's fair value can be reasonably estimated. A conditional asset retirement obligation is defined as a legal obligation to perform asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. The Company's adoption of FIN 47 did not result in a change to current practice.

         At its March 30, 2005 meeting, the FASB ratified the consensus reached by the Emerging Issues Task Force ("EITF") in Issue No. 04-6, ACCOUNTING FOR STRIPPING COSTS INCURRED DURING PRODUCTION IN THE MINING INDUSTRY. Issue No. 04-6 requires that the costs of removing overburden and waste materials to access mineral deposits during the production phase of a mine, commonly referred to as STRIPPING COSTS, be included in the costs of the inventory produced. EITF Issue No. 04-6 is effective for the first fiscal period in fiscal years beginning after December 15, 2005, with early adoption permitted. The Company adopted the EITF effective January 1, 2006. Adoption of this EITF has had no material impact on its financial statements.

         In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154, ACCOUNTING CHANGES AND ERROR CORRECTIONS, A REPLACEMENT OF APB OPINION NO. 20 AND FASB STATEMENT NO. 3, which changes the requirements for the accounting for and reporting of a change in accounting principle. This statement requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine the period-specific effects or the cumulative effect of change. When it is impracticable to determine the period-specific effects of an accounting change on one or more individual prior periods presented, this Statement requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to

                               NATIONAL COAL CORP.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

the opening balance of retained earnings for that period rather than being reported in the income statement. The Company believes this statement will have no impact on its financial statements.

         In June 2006, the FASB issued Interpretation No. 48 ("FIN 48"), ACCOUNTING FOR UNCERTAINTY IN INCOME TAXES--AN INTERPRETATION OF FASB STATEMENT NO. 109. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently assessing the potential impact of the interpretation on its financial position and results of operations.

         In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, FAIR VALUE MEASUREMENTS ("SFAS 157"). SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements. SFAS 157 is effective prospectively for fiscal years beginning after November 15, 2007 and interim periods within that fiscal year. The Company is still analyzing SFAS 157 to determine the impact of adoption

3.       INVENTORY

         Inventory at December 31 is as follows:

                                              2006              2005
                                           ----------        ----------
         Coal .....................        $2,014,710        $  360,614
         Tires ....................           207,032            57,500
                                           ----------        ----------
            Inventory .............        $2,221,742        $  418,114
                                           ==========        ==========

                               NATIONAL COAL CORP.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

4.       PROPERTY, PLANT, EQUIPMENT, MINE DEVELOPMENT AND ASSETS HELD-FOR-SALE

         Property, plant, equipment and mine development at December 31 is as follows:

                                                   2006            2005
                                               ------------    ------------
         Furniture and office equipment ....   $    345,554    $    220,663
         Mining equipment and vehicles .....     48,864,201      35,781,704
         Land and buildings ................      6,674,027       6,721,858
         Mineral rights ....................     11,911,309      12,046,106
         Mine development ..................     10,003,328       6,265,447
         Construction in progress ..........        854,399         728,286
                                               ------------    ------------
            Total property, plant, equipment
               and mine development ........     78,652,818      61,764,064
         Less accumulated depreciation,
            depletion and amortization .....    (22,815,191)    (10,862,383)
                                               ------------    ------------
            Property, plant, equipment and
               mine development, net .......   $ 55,837,627    $ 50,901,681
                                               ============    ============


         Mining equipment includes approximately $869,000 and $2,325,000 of gross assets under capital leases at December 31, 2006 and 2005, respectively.

         Depreciation expense, which includes amortization of assets under capital leases, was approximately $13,888,816, $9,009,054, and $1,518,362 for the years ended December 31, 2006, 2005, and 2004, respectively. Depletion expense related to mineral rights and amortization of mine development costs was $997,949, $750,998, and $708,413 for the years ended December 31, 2006, 2005, and 2004, respectively.

         The Company periodically reviews the estimated useful lives of its fixed assets. During the second quarter of 2005, this review indicated that the estimated useful lives for certain asset categories were generally less than those employed in calculating depreciation expense. As a result, the Company revised the estimated useful lives of mining equipment as of April 1, 2005. Had this revision been made as of January 1, 2005, the effect would have been to increase depreciation expense by an additional approximately $1,612,000 for the year ended December 31, 2005.

         During the three months ended March 31, 2006, the Company adopted a plan to sell existing transportation and mining equipment to various outside contractors. In September 2006, the Company completed sales of the majority of this equipment to various outside parties, including two contractors who perform hauling services for the Company. The equipment sold had a net book value of $919,549 and the sales resulted in a net loss of $22,550, which is included in other income (expense), net in the consolidated statement of operations. The net book value of the remaining assets held for sale at December 31, 2006 approximates the fair value and is disclosed separately on the balance sheet. In January 2007, these assets were sold at a small gain.

         On September 18, 2006 the Company entered into a sale-leaseback transaction with First National Capital Corporation's assignee, GATX Financial Corporation, involving the Company's highwall miner initially purchased in
February 2006. The Company sold the highwall miner for approximately $6.4 million and recorded a deferred gain of approximately $875,000 which will be recognized over the forty-two month term of the operating lease. The lease is a "net" lease and requires that the Company maintain and insure the equipment as well as pay rental payments of $166,568 per month. As a condition of the lease, the Company provided two standby letters of credit totaling $1,288,883 in lieu of security deposits which are 100% collateralized with cash on deposit at two financial institutions.

         At maturity, the Company has the option of purchasing the highwall miner or extending the lease for an additional twelve month term, both at the then fair market value, or allowing the lease to expire, at

                               NATIONAL COAL CORP.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

4. PROPERTY, PLANT, EQUIPMENT, MINE DEVELOPMENT AND ASSETS HELD-FOR-SALE (CONTINUED)

which time the Company would be responsible for the expense of transporting the highwall miner to a lessor designated location within the Continental United States.

         Buildings include capitalized interest of $252,867 and $0 as of December 31, 2006 and 2005, respectively.

5.       OTHER NONCURRENT ASSETS

         Other noncurrent assets at December 31 are as follows:

                                                    2006         2005
                                                  --------     --------

         Prepaid royalties ..................     $330,705     $224,120
         Notes receivable ...................       96,811         --
                                                  --------     --------
         Total other noncurrent assets ......     $427,516     $224,120
                                                  ========     ========


6.       ACCOUNTS PAYABLE AND ACCRUED EXPENSES

         Accounts payable and accrued expenses at December 31 are as follows:

                                                         2006            2005
                                                     -----------     -----------
Accounts payable ...............................     $ 9,944,033     $ 4,409,005
Accrued payroll and related taxes ..............         189,753         383,642
Accrued interest ...............................         379,581          47,466
Accrued insurance premiums .....................         310,726         789,810
Accrued dividends ..............................         548,480            --
Royalty obligations ............................         464,987         204,433
Accrued federal, state and local taxes .........         143,935         556,270
                                                     -----------     -----------
Total accounts payable and accrued expenses ....     $11,981,495     $ 6,390,626
                                                     ===========     ===========

7.       DEBT AND FINANCING ARRANGEMENTS

              NOTE PAYABLE

In January 2005, the Company signed an agreement committing the Company to the purchase of a highwall miner for a total purchase price of approximately $5,500,000, and paid a $500,000 deposit toward that purchase commitment. In March 2005, the Company borrowed approximately $5,140,000 pursuant to certain note and warrant purchase agreements and completed the purchase of this mining equipment. The Company issued notes in the aggregate principal amount of approximately $5,140,000 to three purchasers, including Crestview Capital Master, LLC ("CCM, LLC"). CCM, LLC is a related party to the Company due to the significant number of shares it holds in the Company. The notes had an original maturity date of August 10, 2005, later extended to March 10, 2006, were secured by the highwall

                               NATIONAL COAL CORP.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

7.       DEBT AND FINANCING ARRANGEMENTS (CONTINUED)

miner, and had an interest rate of eighteen percent (18%) which began accruing from May 10, 2005. The Company paid an origination fee of approximately $200,000 upon the execution of the loan document. The note purchasers were also issued five-year common stock purchase warrants to purchase up to 140,000 shares of the Company's common stock at an exercise price per share of $8.50. The notes were repaid on December 29, 2005 with an additional 3% late payment penalty.

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

         In February and March 2006, the Company purchased service vehicles and mining equipment for approximately $478,000. The Company financed the purchases with interest-bearing notes ranging in term from thirty-six to sixty months and with interest rates ranging from approximately 4.5% to 9.3%. All notes are secured by the purchased equipment.

              10.5% SENIOR SECURED NOTES DUE 2010

         On December 29, 2005, the Company issued $55.0 million of 10.5% Senior Secured Notes and Warrants to purchase a total of 1,732,632 shares of the Company's common stock. The issue consisted of 55,000 units, with each unit comprised of one $1,000 principal amount note due 2010 and one warrant, which entitles the holder to purchase 31.5024 shares of the Company's common stock at an exercise price of $8.50 per share, subject to adjustment. The warrants are subject to mandatory conversion if the price of the Company's common stock remains above $12.75 for more than nineteen days out of a consecutive thirty day trading period. The warrants will be exercisable at any time on or after their first anniversary date and will expire on December 15, 2010. Net proceeds from this sale were approximately $52.1 million. The Company immediately used approximately $22.1 million of the proceeds to repay existing indebtedness. During 2006, the Company used approximately $2.0 million to purchase a forty-two mile rail line in Tennessee, approximately $8.3 million as collateral to support reclamation bonds, and $19.7 million to purchase other equipment, refurbish preparation facilities and rail load-outs, and provide working capital.

         The indenture allows the Company to incur a Term Loan Credit Facility in the amount of $10.0 million, but limits further indebtedness unless certain fixed charge coverage ratios are maintained on a pro forma basis. Please refer to the Term Loan Credit Facility note below for a discussion of our entrance into such a credit facility. The fixed charge coverage ratio is defined as the ratio of net income (loss) plus (i) fixed charges, (ii) depreciation, depletion and amortization, (iii) taxes, (iv) extraordinary losses, and (v) other non-cash income and expenses to fixed charges defined to include 25% of capital expenditures made by the Company and its subsidiaries. To incur additional indebtedness, the Company must maintain a fixed charge coverage ratio of 2.0 to 1 for the first year of the Notes, 2.25 to 1 for the second year, and 2.5 to 1 for the remaining term of the Notes. The indenture also restricts payment of dividends on the Company's common stock. Notes issued under the indenture are guaranteed fully and unconditionally as well as jointly and severally by the Company, which has no independent assets or operations, and each of its wholly-owned subsidiaries.

                               NATIONAL COAL CORP.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

7.       DEBT AND FINANCING ARRANGEMENTS (CONTINUED)

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

         TERM LOAN CREDIT FACILITY

         On October 12, 2006, the Company's wholly-owned subsidiary, National Coal Corporation, entered into a Term Loan Credit Facility that provides for borrowings of up to $10.0 million with Guggenheim Corporate Funding, LLC to fund general operating and working capital needs. The Company immediately borrowed $5.0 at closing, $3.0 million in December 2006, and $2.0 million subsequent to year-end.

         Under this credit facility, the Company's obligations are secured by a priority senior lien on substantially all of the assets of the Company. All amounts under the credit facility become due and payable in March 2010 and the interest under this facility is payable at a rate equal to, at our option, the Eurodollar Rate plus 3.5% or the Base Rate (which approximates the prime rate) plus 2.5%. The term loan credit facility contains financial covenants and default provisions including that the Company maintain minimum levels of EBITDA and liquidity, maintain minimum interest coverage ratios, not exceed maximum leverage ratios, and that it limit certain future categories of transactions such as the incurrence of additional indebtedness and the sale of assets. Subsequent to year-end, the Company renegotiated the financial covenants in exchange for assuming a 1.0% increase in the previously agreed-upon interest rate.

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

         The total $6,717,650 aggregate principal balance of these contracts included refinancing obligations previously under capital leases of approximately $2,937,000 at September 30, 2005 representing gross assets of approximately $4,372,000. This resulted in the recognition of a gain on extinguishment of debt of approximately $328,000. The remaining $3,781,000 is related to the purchase of new equipment as well as equipment formerly under operating leases. The installment sale contracts require monthly payments of principal and interest through January 14, 2008.

         In April 2006, the Company entered into new installment sale contracts with an equipment manufacturer pursuant to which the Company refinanced equipment with an aggregate principal value of approximately $2,729,000 formerly acquired under various capital leases resulting in a loss on extinguishment of debt of approximately $10,000. These installment sale contracts require payments over

                               NATIONAL COAL CORP.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

7.       DEBT AND FINANCING ARRANGEMENTS (CONTINUED)

36 months at fixed interest rates ranging from 7.03% to 7.50%. The obligations under the installment sale contracts are secured by the equipment purchased. In August 2006 and September 2006, the Company entered into new installment sale contracts with an equipment manufacturer pursuant to which the Company refinanced equipment with an aggregate principal value of approximately $1,447,000. These installment sale contracts require payments over periods ranging from 30 to 36 months at fixed interest rates ranging from 7.42% to 8.10%. The obligations under the installment sale contracts are secured by the equipment purchased.

         The following table summarizes long-term debt obligations of the Company, excluding capital leases:

                                                            DECEMBER 31,
                                                   ----------------------------
                                                       2006            2005
                                                   ------------    ------------
10.5% Senior Secured Notes, due 2010 ...........   $ 55,000,000    $ 55,000,000
Term Loan Credit Facility ......................      8,000,000            --
Bank note (prime + 1%), due 2007 ...............        637,374       1,200,018
Installment purchase obligations, due 2009 .....      3,200,286            --
Installment purchase obligations, due 2008 .....      2,825,209       5,270,611
Equipment note (non-interest bearing), due 2006            --           280,000
Equipment notes (8.39%-9.28%, due 2009-2011) ...        125,382            --
Equipment note (4.48%, due 2009) ...............        234,721            --
Other ..........................................         89,512          19,931
Less unamortized discounts .....................     (3,298,679)     (3,910,160)
                                                   ------------    ------------
                                                     66,813,805      57,860,400
Less current portion of long-term debt .........     (4,720,671)     (3,319,175)
                                                   ------------    ------------
Long-term debt .................................   $ 62,093,134    $ 54,541,225
                                                   ============    ============


         Maturities of long-term debt for the next five years and thereafter follow:


         Fiscal year
         2007 .......................................     $  4,720,769
         2008 .......................................        1,780,604
         2009 .......................................          590,371
         2010 .......................................       63,016,417
         2011 .......................................            4,323
         Thereafter .................................             --
                                                          ------------
                                                            70,112,484
         Less unamortized discounts .................       (3,298,679)
                                                          ------------
                                                            66,813,805
         Less current portion of long-term debt .....       (4,720,671)
                                                          ------------
         Long-term debt .............................     $ 62,093,134
                                                          ============

                               NATIONAL COAL CORP.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

8.       LEASES

         The Company leases mining and certain other equipment under noncancelable lease agreements with terms up to five years. Rental expense for equipment under operating lease agreements with initial lease terms of one year or greater was approximately $1,011,323, $1,212,696, and $516,000 for the years ended December 31, 2006, 2005, and 2004, respectively.

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

         Future minimum lease payments for noncancelable leases with initial terms of one year or greater in effect at December 31, 2006 are as follows:

                                                        Capital       Operating
                                                         Leases         Leases
                                                       ----------     ----------

2007 ..............................................    $  414,897     $2,090,226
2008 ..............................................       337,806      1,998,813
2009 ..............................................          --        1,998,813
2010 ..............................................          --          427,524
2011 ..............................................          --             --
Thereafter ........................................          --             --
                                                       ----------     ----------

Total minimum lease payments ......................       752,703     $6,515,376
                                                                      ==========

Imputed interest ..................................       (79,964)
                                                       ----------

Present value of minimum capital lease payments ...       672,739
Current portion ...................................      (351,668)
                                                       ----------
Long-term obligations .............................    $  321,071
                                                       ==========

                               NATIONAL COAL CORP.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

9.       ASSET RETIREMENT OBLIGATIONS

         The following table describes the changes to the Company's asset retirement obligations for the years ended December 31:


                                                        2006            2005
                                                    -----------     -----------
Obligation at January 1 ........................    $ 7,228,232     $ 2,305,749
Accretion expense ..............................        476,064         347,671
Obligations acquired and incurred ..............        250,427       4,379,108
Adjustments from annual recosting ..............        350,175         490,424
Obligations settled ............................     (1,090,004)       (294,720)
                                                    -----------     -----------
Obligation at December 31 ......................      7,214,894       7,228,232
Current portion included in accrued expenses ...     (1,378,967)           --
                                                    -----------     -----------
 ong-term liability ............................    $ 5,835,927     $ 7,228,232
                                                    ===========     ===========

         The above table has been adjusted to reflect the correct opening balance and activity for 2005.

10.      STOCKHOLDERS' (DEFICIT) EQUITY

         In February 2004, Crestview Capital Master, LLC, an entity controlled by Crestview Capital Funds, purchased four of the Company's outstanding notes payable from an unrelated party in the aggregate principal amount of approximately $3,465,200. Concurrent with its purchase of these notes, Crestview agreed to extend the maturity date on all four notes to March 25, 2005 and modified certain provisions. Two of the notes, in the aggregate principal amount of approximately $3.2 million, were convertible into the Company's common stock at a price of $2.00 per share. Crestview also purchased common stock purchase warrants from the original debt holder which warrants had been issued by the Company as additional consideration for the convertible notes. The warrants allowed Crestview to purchase up to 399,312 shares of the Company's common stock at a price of $2.20 per share, and expired on March 25, 2005. In March 2004, the Company issued Crestview 80,347 shares of common stock upon conversion of $160,693 of accrued interest. In April 2004, the Company issued Crestview 250,000 shares of common stock upon conversion of $500,000 of principal. In October 2004, the Company issued Crestview 1,347,451 shares of common stock upon conversion of the remaining $2,694,903 of principal of the convertible debentures. The remaining two notes in the aggregate principal amount of $270,314, were paid in full in December 2004.

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

                               NATIONAL COAL CORP.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

10.      STOCKHOLDERS' (DEFICIT) EQUITY (CONTINUED)

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

         In August 2004, the Company sold $16,030,000 of Series A cumulative convertible preferred stock and common stock purchase warrants in separate private placement transactions. The Company issued a total of 1,068.67 shares of Series A cumulative convertible preferred stock, at $15,000 per share, for cash consideration of approximately $11.3 million and cancellation of approximately $4.7 million of its senior secured promissory notes issued in April and May 2004. Each share of Series A cumulative convertible preferred stock is convertible into 2,500 shares of common stock. For each share of Series A cumulative convertible preferred stock, the investors also were issued two-year warrants to purchase 500 shares of common stock at an exercise price of $8.40 per share.

         On August 31, 2004, the Company issued $3,000,000 of convertible promissory notes (see Note 6). The convertible promissory notes may be converted prior to maturity into units consisting of our Series A cumulative convertible preferred stock and common stock purchase warrants at a price of $15,000 per unit. Each unit consists of one share of Series A cumulative convertible preferred stock and two-year warrants to purchase up to 500 shares of common stock at an exercise price of $8.40 per share. In December 2004, the holders of the convertible promissory notes converted the $3,000,000 principle into 200 shares of Series A cumulative convertible preferred stock and warrants to purchase up to 100,000 shares of common stock.

         Investors who paid cash consideration in either the Series A cumulative convertible preferred stock financing or convertible debt financing also received the right to purchase additional units of Series A cumulative convertible preferred stock and common stock purchase warrants. Each of these investors can purchase, at a price of $15,000 per unit, up to a number of units with an aggregate purchase price equal to 33.33% of the amount invested in the initial financing. Each unit consists of one share of Series A cumulative convertible preferred stock and two-year warrants to purchase up to 500 shares of common stock at an exercise price of $8.40 per share. The purchase rights must be exercised no later than April 28, 2005. The holders of convertible promissory notes may exercise this additional purchase right only if they convert their promissory note in full. In December 2004, the Company issued
241.33 shares of its Series A cumulative convertible preferred stock and warrants to purchase 482,660 shares of its common stock upon the exercise by certain holders of these purchase rights. The Company received gross proceeds of approximately $3,620,000 in connection with the sale of these securities.

         In connection with the August 31, 2004 private placement financings, the Company entered into separate registration rights agreements with the investors. Pursuant to the separate registration rights agreements, the Company filed a Form SB-2 on November 1, 2004 with the Securities and Exchange Commission, and such registration statement was declared effective by the SEC on January 28, 2005 registering 17,587,730 shares of common stock for resale by the selling shareholders.

         During 2004, the Company issued an aggregate of 867,200 shares of its common stock upon the exercise of warrants, of which 389,139 shares were issued pursuant to cashless exercises and 478,061 shares were issued for cash of $1.109 million.

         At the close of business on January 12, 2005, the Company affected a 1-for-4 reverse split of its issued and outstanding common stock as previously approved on October 12, 2004 by its board of

                               NATIONAL COAL CORP.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

10.      STOCKHOLDERS' (DEFICIT) EQUITY (CONTINUED)

directors  and  stockholders.   All  share  and  per  share  amounts  have  been
retroactively restated for all periods presented to reflect the effect of the reverse split.

         On May 6, 2005, the Company filed with the Securities and Exchange Commission, a post effective amendment #1 to Form SB-2 on a Form S-3 registration statement to register the resale by the selling stockholders identified therein, of an aggregate of 17,188,996 shares of the Company's common stock which was then outstanding or which could be acquired by the selling stockholders from the Company upon the conversion or exercise of options, warrants, and Series A cumulative convertible preferred stock. The amendment was declared effective by the United States Securities and Exchange Commission on May 12, 2005.

         On December 29, 2005, the Company issued 55,000 Warrants to purchase a total of 1,732,632 shares of the Company's common stock in conjunction with the issue of $55,000,000 of 10.5% Senior Secured Notes. The issue consisted of 55,000 units which will entitle the holder to purchase 31.5024 shares of Company common stock at an exercise price of $8.50 per share, subject to adjustment. The warrants are subject to mandatory conversion if the price of the Company's common stock remains above $12.50 for more than thirty days. The Warrants will be exercisable at any time on or after their first anniversary date and will expire on December 15, 2010.

         During the year ended December 31, 2006 and 2005, 152,500 and 0 warrants were exercised with gross proceeds totaling $1,006,501 and $0, respectively. At December 31, 2006, warrants entitling the holders to purchase 1,872,632 shares of common stock at an exercise price of $8.50 per share were outstanding. The warrants are subject to mandatory conversion if the price of the Company's common stock remains above $12.50 for more than thirty days.

         During the year ended December 31, 2006 and 2005, holders of 550.90 and
139.44 shares of Series A cumulative convertible preferred stock with liquidation preferences totaling $8,260,206 and $2,091,600 plus accrued dividends of $65,439 and $18,198, converted their shares into 1,386,128 and 351,633 shares of common stock, respectively.

         During the year ended December 31, 2006 and 2005, the Company issued 712,510 and 234,240 shares of common stock and received gross proceeds of $1,651,122 and $531,078 respectively, upon the exercise of stock options by employees or former employees. Additionally, 101,503 shares of common stock were issued during the year ended December 31, 2006 for gross proceeds of $897,018, including 100,000 shares purchased by the Company's new Chief Executive Officer.

         In October 2006, the Company determined that it had not complied with a preferred stock purchase agreement provision which resulted in the accrual of a dividend adjustment of $198,220. Therefore, the Company has reflected this accrual as a one-time adjustment to shareholders' equity during the third quarter of 2006 as it was not material to previous periods. In November 2006, a majority of the preferred shareholders voted to eliminate the provision which gave rise to this accrual. The Company also issued 10,886 shares of common stock in lieu of dividends as a result of the dividend adjustment.

11.      FAIR VALUE OF FINANCIAL INSTRUMENTS

         The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments at December 31, 2006, and 2005, respectively:

         CASH AND ACCOUNTS RECEIVABLE: The carrying amount approximates fair value because of the short maturity of these instruments.

                               NATIONAL COAL CORP.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

11.      FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED)

         DEBT: The fair value of the Company's long-term debt is estimated based on the quoted market prices for similar issues or on the estimated current rate of incremental borrowing available to the Company for similar liabilities. At December 31, 2005 the carrying value of the Company's.

         10.5% Senior Secured Notes approximated fair value because the Notes were issued on December 29, 2005.

         The estimated fair values of the Company's financial instruments at December 31 are as follows:

                                          2006                        2005
                               -------------------------   -------------------------
                                Carrying        Fair        Carrying        Fair
                                 Amount         Value        Amount         Value
                               -----------   -----------   -----------   -----------
Financial assets
   Cash and cash equivalents   $ 2,180,885   $ 2,180,885   $25,434,988   $25,434,988
   Accounts receivable .....     3,712,779     3,712,779     2,929,735     2,929,735
   Restricted cash .........    17,246,751    17,246,751     7,323,023     7,323,023

Financial liabilites
   Long-term debt ..........   $66,813,805   $61,313,805   $57,860,400   $57,478,632

12.      CONCENTRATIONS OF CREDIT RISK AND MAJOR CUSTOMERS

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

         During the period ended December 31, 2006, the Company derived revenue from thirteen customers, four of which were electric utilities, eight of which were industrial companies and one of which was a coal reseller. The Company derived revenue in excess of ten-percent (10%) of total coal sales from major customers as follows:

                                                     Customer
                                    -------------------------------------------
                                       A          B           C           D
                                    --------    -------    --------    --------
Period ended December 31:
2006 ..........................       25%        32%         18%          *
2005 ..........................       35%        26%          *          10%
2004 ..........................       28%        27%          *          16%
* Less than 10%

                               NATIONAL COAL CORP.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

13.      INCOME TAXES

         At December 31, 2006, the Company had federal and state net operating loss ("NOL") carryforwards of $33.5 million that will begin to expire in 2024. The use of deferred tax assets including federal net operating losses and credits are limited to future taxable earnings. Based on the required analysis of future taxable income under the provisions of SFAS 109, management believes that there is not sufficient evidence at December 31, 2006 indicating that the results of operations will generate sufficient taxable income to realize the net deferred tax asset in years beyond 2007. As a result, a valuation allowance has been provided for the entire net deferred tax asset related to future years, including loss and credit carryforwards.

         The valuation allowance was $14,785,860 and $6,369,398 at December 31, 2006 and 2005, respectively. The valuation allowance increased by $8,413,451 and $2,542,404 in 2006 and 2005, respectively. The net deferred income taxes as of December 31 include the following amounts of deferred income tax assets and liabilities:


                                                       2006            2005
Deferred tax assets - current: .................   ------------    ------------
   Inventory reserve ...........................   $     70,128    $     27,847
   Intangibles (tax basis difference) ..........         89,614         235,923
                                                   ------------    ------------
      Total deferred tax assets - current ......        159,742         263,770
                                                   ------------    ------------
Deferred tax assets - noncurrent:
   Net operating loss carryforwards ............     12,823,594       5,392,048
   Fixed assets (tax basis difference) .........      1,886,181         468,736
   Intangibles (tax basis difference) ..........         80,661          57,435
   Deferred royalties ..........................         87,481         170,274
   Charitable contribution carryforwards .......         44,973          44,973
                                                   ------------    ------------
      Total deferred tax assets - noncurrent ...     14,922,890       6,133,466
                                                   ------------    ------------
Total gross deferred tax assets ................     15,082,632       6,397,236
Deferred tax liabilities .......................       (296,772)        (27,838)
Valuation allowance ............................    (14,785,860)     (6,369,398)
                                                   ------------    ------------
Net deferred tax assets ........................   $       --      $       --
                                                   ============    ============


         The Company's deferred income taxes relate principally to deferred revenue, deferred compensation and federal and state net operating loss and credit carryforwards. The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before the provision for income taxes. The sources and tax effects of the differences are as follows:


                                          2006           2005           2004
                                      -----------    -----------    -----------

Federal and state income tax
   benefit at US statutory rates ..   $(8,730,314)   $(2,600,339)   $(3,993,314)
Permanent differences .............       316,863         57,935      1,481,411
Change in valuation allowance .....     8,413,451      2,542,404      2,511,903
                                      -----------    -----------    -----------
Total income tax expense on
   continuing operations ..........   $      --      $      --      $      --
                                      ===========    ===========    ===========

                               NATIONAL COAL CORP.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

14.      EARNINGS PER SHARE

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

         For the years ended  December  31,  2006,  2005,  and 2004,  3,866,360,
6,024,642 and 2,105,554 potentially dilutive shares of the Company from warrants, convertible preferred stock and stock options were not included in the computation of diluted loss per share because to do so would be anti-dilutive.

         The computations for basic and diluted loss per share from continuing operations for the period ending December 31 are as follows:

                                                 2006            2005            2004
                                             ------------    ------------    ------------
Numerator:
Net loss .................................   $(23,421,210)   $ (6,791,171)   $(10,429,129)
Preferred dividends ......................     (1,029,933)     (1,124,650)    (18,893,509)
                                             ------------    ------------    ------------
Numerator for basic and diluted ..........   $(24,451,143)   $ (7,915,821)   $(29,322,638)
                                             ============    ============    ============

Denominator:
Weighted average shares - basic ..........     15,346,799      13,712,813      11,261,800
   Effect of warrants ....................        118,329       1,122,399         267,751
   Effect of convertible preferred shares       2,399,731       3,528,233         780,663
   Effect of stock options ...............      1,348,300       1,374,010       1,057,140
                                             ------------    ------------    ------------
Adjusted weighted average shares - diluted     19,213,159      19,737,455      13,367,354
                                             ============    ============    ============

Net income loss per share - basic ........   $      (1.59)   $      (0.58)   $      (2.60)

Net income loss per share - diluted ......   $      (1.59)   $      (0.58)   $      (2.60)


15.      STOCK-BASED COMPENSATION PLANS

         The Company's 2004 Option Plan (the "Plan") was authorized by the Board of Directors of the Company in March 2004, and amended in January 2005. Under the terms of the Plan, stock options may be granted to officers, directors, employees, and others. At December 31, 2006, 2,750,000 shares of common stock were authorized for issuance under the Plan. Shares subject to awards that expire unexercised or are otherwise terminated, again become available for awards. Upon exercise, stock is issued from unissued or treasury shares. The grant price of an option under the Plan generally may not be less than the fair market value of the common stock subject to such option on the date of grant. Options have a maximum life of ten years and vest 25% per year over a four year period.

                               NATIONAL COAL CORP.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

15.      STOCK-BASED COMPENSATION PLANS (CONTINUED)

         During the year ended December 31, 2006, the Company recognized $2,235,224 of compensation expense related to stock options, including $941,961 related to the accelerated vesting of 400,000 options granted to the former CEO, the former General Counsel and Secretary (who is also the spouse of the former
CEO), and the former COO in prior years. The former CEO continues as Chairman. During the years ended December 31, 2005 and 2004, Company recognized $812,733 and $903,375 of compensation expense related to stock options, respectively.

         The fair value of each option was estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

                                          Year Ended December 31,
                               ---------------------------------------------
                                    2006            2005           2004
                               -------------   -------------   -------------
Expected term (years)                   6.25            6.25             4.0
Risk-free interest rates       4.36% - 5.19%   3.79% - 4.55%   3.23% - 4.37%
Expected dividend yield                 0.0%            0.0%            0.0%
Expected volatility            50.3% - 54.0%   47.6% - 48.0%   48.4% - 48.7%
Weighted-average
  volatility                           52.2%           47.8%           48.6%


         The risk-free interest rate is based on the U.S. Treasury rate for the expected life at the time of grant, volatility is based on the average long-term implied volatilities of peer companies as the Company's trading history is limited, and the expected term is determined using the SIMPLIFIED method as accepted under Securities and Exchange Commission Staff Accounting Bulletin No. 107 assuming a ten-year original contract term and graded vesting over four years. The weighted-average grant-date fair value of options issued during the years ended December 31, 2006, 2005, and 2004 were $3.16, $3.41, and $3.54, respectively. The total intrinsic value of options exercised during the years ended December 31, 2006, and 2005 was $2,450,313 and $1,104,780, respectively. No options were eligible for exercise in 2004.

                               NATIONAL COAL CORP.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

15.      STOCK-BASED COMPENSATION PLANS (CONTINUED)

         The following table summarizes activity under the Plan for the year ended December 31, 2006:

                                                                                   WEIGHTED
                                                                                   AVERAGE
                                                                                   REMAINING
                                         OPTIONS         WEIGHTED AVERAGE         CONTRACTUAL      AGGREGATE INTRINSIC
                                       OUTSTANDING        EXERCISE PRICE        TERM (IN YEARS)        VALUE ($000)
                                     ---------------    -------------------    ----------------    -------------------
Outstanding at December 31, 2005           1,532,385           $4.08                 8.75
Granted                                      641,500           $8.28
Exercised                                   (712,510)          $2.32
Forfeited                                   (107,750)          $7.15
Expirations                                  (30,000)          $6.93
                                     ---------------    -------------------    ----------------    -------------------
Outstanding at December 31, 2006           1,323,625           $6.90                 8.81               $505,825
                                     ===============
Vested or expected to vest at
   December 31, 2006                       1,153,747           $6.85                 8.78               $456,030

                                     ===============
Exercisable                                  229,750           $5.40                 7.90               $186,325
                                     ===============


         As of December 31, 2006, there was $2,312,137 of total unrecognized compensation cost related to non-vested stock options granted under the Plan. That cost is expected to be recognized over a weighted average period of 2.7 years. The total fair value of shares vested during the years ended December 31, 2006, 2005, and 2004, was $2,762,529, $1,821,514, and $0, respectively.

         Subsequent to year-end, the Board of Directors agreed to a modification of stock option agreements as they apply to independent directors. At such time as an independent director ceases to serve on the Board, his vested options outstanding at that time may be exercised for a period of 90 days. This survival period has been extended to 18 months. According to the requirements of SFAS 123(R), this constitutes a modification of existing awards requiring a re-measurement of those awards which will require the Company to recognize additional expense related to vested options in the first quarter of 2007.

16.      COMMITMENTS AND CONTINGENCIES

         In October 2004, the Company succeeded to a permit for a coal mining operation in Campbell County, Tennessee and in so doing became the real party in interest in a pending civil action filed by a group of environmental organizations in the United States District Court for the Eastern District of Tennessee. Plaintiffs alleged that issuance of the original permit was flawed because the Office of Surface mining ("OSM"), the federal agency which issued the permit, had not complied with the requirements of the National Environmental Policy Act ("NEPA") and asked that the permit be revoked by the Court. The District Court dismissed the plaintiffs' action and the plaintiffs subsequently appealed to the U.S. SixthCircuit Court. The dismissal of this action was upheld by final Order of the Sixth Circuit Court entered on January 3, 2007.

         The same plaintiffs filed a similar action in U.S. District Court based on essentially the same facts alleging NEPA violations regarding OSM's approval of an application for a revision of the same permit.

                               NATIONAL COAL CORP.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

16.      COMMITMENTS AND CONTINGENCIES (CONTINUED)

         An unfavorable outcome of this action would not involve direct monetary damages; however significant financial losses could result from curtailed mining operations. Management believes that the U. S. District Court will dismiss this action based upon the prior ruling in the similar case by the U.S. Sixth Circuit Court.

         During 2005, the Company was audited by its previous workers' compensation insurance provider which contends that an additional approximately $1.4 million in premiums is owed for the year ended April 15, 2005. The matter primarily involves the application of premium rates to employees performing certain job functions. In January 2006, the Company paid $427,000 to the previous insurance provider. Currently, the matter has not been resolved and both parties have pursued legal action in the United States District Court of the Eastern District of Tennessee. While management believes legal reserves are sufficient for this matter, it is possible that the actual outcome of the matter could vary significantly from this amount. Management will continue to review the amount of the accrual and any adjustment required to increase or decrease the accrual based on development of the matter will be made in the period determined.

         In March 2006, the Company was named as defendant in a complaint filed in the United States District Court for the Eastern District of Kentucky by the sublessee of certain coal mining rights concurrent with the Company's operations in Kentucky. The Company is the sublessee of the right to mine coal using the underground method on the property in question, as the result of a 2004 acquisition. The complainant claims that it possesses the right to mine the coal at this property through the surface mining method and that by mining the coal by the highwall mining method, the Company committed either an intentional or negligent trespass. The complainant seeks damages in the range of $1.2 million to $2.8 million, which it estimates to be the range of gross profits from the revenues of the coal mined. Management acknowledges that the Company mined the coal in question, but contends that by using the highwall mining method, the Company mined the coal pursuant to the Lease by an underground mining method and therefore committed no trespass. As an additional defense, the Company has filed a third-party complaint against a consultant, who advised the Company that it had the right to mine the coal. This counterclaim could allow the Company to recover a portion of any amounts lost, if the original complainant is successful. A settlement was reached with the opposing party and documented for entry by Order of the Court in February 2007.

         In February 2006, the Company purchased a second highwall miner for approximately $6,500,000, which was immediately placed in service on the Straight Creek tracts in Southeastern Kentucky. In March 2006, this highwall miner was damaged by a rock collapse, which resulted in approximately three months of lost service. Repairs to the highwall miner have totaled approximately $1,934,000 and were recorded as a cost of sales in the first two quarters of 2006. The initial insurance claim was denied, and in April 2006, management threatened legal action against the provider. In September 2006, the insurance provider agreed to the claim, and the Company received approximately $1,867,000, which has been recorded as a reduction of cost of sales in the third quarter of 2006. The Company was also in discussion with a second insurance provider on a related claim pertaining to a front-end loader that was destroyed in the same March 2006 rock collapse. The Company has agreed to a settlement and received proceeds of approximately $155,000 during the first quarter of 2007.

         On April 12, 2006, the Company was named as a defendant in a suit by Appalachian Fuels, LLC (the "Plaintiff"), along with Calvary Coal Company, Inc. ("Calvary"), a former independent contractor who was our Contract Miner for the Kentucky operations during a portion of 2004 and 2005. The Plaintiff seeks to recover approximately $360,000, funds allegedly supplied to Calvary by the Plaintiff prior to the time of our purchase of the Kentucky operations from the Plaintiff. The purchase agreement relating to the Kentucky operations allows for the deduction of the funds in question from the payments to

                              NATIONAL COAL CORP.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

16.      COMMITMENTS AND CONTINGENCIES (CONTINUED)

Calvary only upon Calvary's written consent, which the Plaintiff did not obtain. Because the required written consent was not obtained, the Company did not deduct the funds in question and submit them to the Plaintiff. This matter was dismissed by the Boyd County, Kentucky Circuit Court in February 2007 and has not been appealed.

         On September 1, 2006, the Tennessee Department of Environment and Conservation ("TDEC") issued a STOP WORK ORDER (the "Order") with respect to the operations at Mine # 7 in Tennessee. The Order alleged that the Company disturbed two unnamed streams outside of the permitted mining area. The Order sought the reclamation of the two streams and the assessment of penalties of approximately $173,000 if the various requirements sought by the Order were not satisfied. The Company filed an appeal of the Order and in November 2006 came to an agreement with TDEC, which requires reclamation of the area in question with no penalties to be assessed.

         The Company is made a party to other legal actions, claims, arbitration and administrative proceedings from time to time in the ordinary course of business. Management does not expect the outcome of these other pending or threatened proceedings to have a material impact on our cash flows, results of operations or financial condition.

17.      RELATED PARTY TRANSACTIONS

         During 2004, the Company paid the law firm of Kite, Bowen & Associates, PA, $10,000, for professional services rendered. Mr. Kite was the managing partner of Kite, Bowen & Associates, PA, and previously served on the Company's Board of Directors. In May 2004, Mr. Kite joined the Company on a full time basis as its General Counsel.

The Company borrowed an aggregate of $305,000 from Jenco Capital Corporation, an investment Company controlled by the former President and former CEO, from August 2003 through January 2004, and borrowed $105,000 from the former President and former CEO in December 2003. Each of these loans were evidenced by a note payable which accrued simple interest at an annual rate of 8% and was payable on demand. These loans were paid in full during the first six months of 2004.

         In September 2004, the Company repaid a $150,000 note payable to the former Chairman. During 2004 the Company paid a total of $18,833 interest pursuant to the note. This debt was outstanding since February 2003.

         In October 2004, the Company borrowed $10,000 from its former Chief Financial Officer and $40,000 from its Operations Manager, which amounts were repaid in December 2004. These loans accrued simple interest at an annual rate of 8%.

         In October 2004, the Company revised the employment contracts of its Chief Executive Officer, its former Chief Financial Officer and its Operations Manager such that each individual was entitled to additional monthly compensation in an amount equal to five cents ($0.05) per ton of coal sold or produced each month from coal mined from all of the Company's owned and leased properties. This additional compensation ceased at the end of May 2006.

                              NATIONAL COAL CORP.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

17.      RELATED PARTY TRANSACTIONS (CONTINUED)

         In March 2005, the Company borrowed approximately $5,140,000 at 18% interest, accruing from May 2005, with five-year common stock purchase warrants to purchase up to 140,000 shares of the Company's common stock at an exercise price per share of $8.50 by issuing notes to three purchasers, including Crestview Capital Master, LLC, which is a significant shareholder of the Company. The Company paid an origination fee of approximately $200,000 in the form of an original issue discount upon the execution of the loan document. The notes were repaid on December 28, 2005 with an additional 3% fee.

         On June 5, 2006 the Company sold 100,00 shares to Daniel Roling, the Company's President and CEO, for a total price of $888,000. On February 28, 2007, the Company signed definitive subscription agreements to sell three million shares of its common stock at the February 28, 2007 closing consolidated bid price of $4.65 per share. Daniel Roling purchased 200,000 of these shares for a total price of $930,000.

18.      EVENTS SUBSEQUENT TO DECEMBER 31, 2006

         On February 28, 2007, the Company signed definitive subscription agreements to sell three million shares of its common stock at the February 28, 2007 closing consolidated bid price of $4.65 per share. Daniel Roling, the
Company's President and CEO, purchased 200,000 of these shares. Two institutional investors purchased 2,800,000 shares and the proceeds from the sale were $13,950,000. The Company has agreed to file a registration statement to register the shares as soon as practicable, but in any event, no later than April 30, 2007.

         On March 1, 2007, the Company promoted Bill Snodgrass, for ten months its Chief Operating Officer (COO), to the newly created position of Senior Vice President of Business Development. In conjunction with Mr. Snodgrass's promotion, Ken Hodak, the Company's former COO, returned to the Company as COO.

         From January 1, 2007 through March 16, 2007, holders of 80.0 shares of our Series A cumulative convertible preferred stock with liquidation preferences totaling $1,200,000 converted their shares into 200,000 shares of common stock.

                              NATIONAL COAL CORP.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

19.      SUMMARY QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

         Quarterly financial data for 2006 and 2005 is as follows:

                                                           Three Months Ended
                                  --------------------------------------------------------------------
                                  March 31, 2006     June 30, 2006     September 30,     December 31,
                                    (Restated)        (Restated)      2006 (Restated)        2006
                                  --------------    --------------    --------------    --------------
Total revenues ................   $   20,468,732    $   24,125,155    $   21,428,881    $   21,494,319
Operating loss ................       (6,150,928)       (3,545,168)       (1,607,123)       (5,154,091)
Net loss attributable to common
shareholders ..................       (7,919,493)       (5,019,870)       (3,704,151)       (7,807,629)
Loss per common share:
Basic .........................   $        (0.56)   $        (0.33)   $        (0.23)   $        (0.48)
Diluted .......................   $        (0.56)   $        (0.33)   $        (0.23)   $        (0.48)

                                                           Three Months Ended
                                 --------------------------------------------------------------------
                                                                      September 30,     December 31,
                                 March 31, 2005     June 30, 2005         2005              2005
                                 --------------    --------------    --------------    --------------
Total revenues ................   $   11,866,566    $   15,574,119    $   18,274,700    $   20,157,249
Operating (loss) income .......       (1,514,906)         (212,856)          337,851        (1,173,640)
Net loss attributable to common
shareholders ..................       (2,482,229)       (1,533,942)         (654,973)       (3,244,677)
Loss per common share:
Basic .........................   $        (0.18)   $        (0.11)   $        (0.05)   $        (0.24)
Diluted .......................   $        (0.18)   $        (0.11)   $        (0.05)   $        (0.24)

         In November 2006, the Company determined that during the first, second, and third quarters of 2006, shipping and handling costs paid to third-party carriers and invoiced to coal customers had not been properly reflected as cost of sales and coal sales, respectively, consistent with Emerging Issues Task Force Issue No. 00-10, ACCOUNTING FOR SHIPPING AND HANDLING FEES AND COSTS. The impact was to understate both coal sales and cost of sales by $445,174, $290,093, and $315,136 for the first, second, and third quarters of 2006,
respectively.   Total  revenues  as  initially  reported  by  the  Company  were
$20,023,558,  $23,835,062,  and  $21,113,745  for the first,  second,  and third quarters of 2006, respectively. Operating loss and net loss attributable to common shareholders were not impacted. The impact to 2005 was not material.

         The Company has also determined that total revenues for the first and second quarter of 2005 as presented above are inconsistent with amounts previously reported in its 2006 first and second quarter filings on Form 10-Q due to the Company's failure to include certain reclassifications previously made for consistency of presentation in its 2005 Form 10-K. Total revenues as previously reported by the Company were $12,584,404 and $16,010,644 for the first and second quarters of 2005, respectively. As the overstatement of total revenues for both quarters is offset by a commensurate overstatement of cost of sales, operating loss and net loss attributable to common shareholders were not impacted.

         In the fourth quarter of 2006, the Company determined that the weighted average shares used to calculate both the basic and diluted loss per common share during the first and second quarters of 2006 was incorrect. Both basic and diluted loss per common share as previously reported by the Company were $(0.57) and $(0.34) for the first and second quarters of 2006, respectively.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None

ITEM 9A.      CONTROLS AND PROCEDURES.

CONTROLS AND PROCEDURES

         Members of our management, including our President and Chief Executive Officer, Daniel A. Roling, and Chief Financial Officer, T. Michael Love, have evaluated the effectiveness of our disclosure controls and procedures, as defined by paragraph (e) of Exchange Act Rules 13a-15 or 15d-15, as of December 31, 2006, the end of the period covered by this report. Based upon that evaluation, Messrs. Roling and Love concluded that our disclosure controls and procedures were effective as of December 31, 2006.

INTERNAL CONTROL OVER FINANCIAL REPORTING

         There were no changes in our internal control over financial reporting or in other factors identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the fourth quarter ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.      OTHER INFORMATION.

         None.

                                    PART III

ITEM 10.      DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

         The information required by this item is incorporated by reference to National Coal's Proxy Statement for its 2007 Annual Meeting of Shareholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2006.

ITEM 11.      EXECUTIVE COMPENSATION

         The information required by this item is incorporated by reference to National Coal's Proxy Statement for its 2007 Annual Meeting of Shareholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2006.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

         The information required by this item is incorporated by reference to National Coal's Proxy Statement for its 2007 Annual Meeting of Shareholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2006.

ITEM 13.      CERTAIN   RELATIONSHIPS,   RELATED   TRANSACTIONS,   AND  DIRECTOR
              INDEPENDENCE

         The information required by this item is incorporated by reference to National Coal's Proxy Statement for its 2007 Annual Meeting of Shareholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2006.

ITEM 14.      PRINCIPAL ACCOUNTANT FEES AND SERVICES

         The information required by this item is incorporated by reference to National Coal's Proxy Statement for its 2007 Annual Meeting of Shareholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2006.

                                     PART IV

ITEM 15.      EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)      The following documents are filed as part of this report:

         1.       CONSOLIDATED FINANCIAL STATEMENTS

                  Reports of Independent Registered Public Accounting Firms

                  Financial Statements
                      Consolidated Balance Sheets
                      Consolidated Statements of Operations
                      Consolidated Statements of Cash Flows
                      Consolidated Statements of Changes in Stockholder's
                         (Deficit) Equity
                      Notes to the consolidated financial statements

         2.       FINANCIAL STATEMENT SCHEDULES

                  All financial schedules are not required under the related instructions, or are inapplicable and therefore have been omitted.

         3.       EXHIBITS.  SEE ITEM 15(B) BELOW.

(b) EXHIBITS. We have filed, or incorporated into this Form 10-K by reference, the exhibits listed on the accompanying Index to Exhibits immediately following the signature page of this Form 10-K.

(c)      FINANCIAL STATEMENT SCHEDULE. See Item 15(a) above.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              NATIONAL COAL CORP.

Date: April 2, 2007                 /S/ T. MICHAEL LOVE
                              -------------------------------------------------
                              By:   T. Michael Love
                              Its:  Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

                                POWER OF ATTORNEY

         The undersigned directors and officers of National Coal Corp. do hereby constitute and appoint Daniel Roling and T. Michael Love, and each of them, with full power of substitution and resubstitution, as their true and lawful attorneys and agents, to do any and all acts and things in our name and behalf in our capacities as directors and officers and to execute any and all instruments for us and in our names in the capacities indicated below, which said attorney and agent, may deem necessary or advisable to enable said corporation to comply with the Securities Exchange Act of 1934, as amended and any rules, regulations and requirements of the Securities and Exchange Commission, in connection with this Annual Report on Form 10-K, including specifically but without limitation, power and authority to sign for us or any of us in our names in the capacities indicated below, any and all amendments (including post-effective amendments) hereto, and we do hereby ratify and confirm all that said attorneys and agents, or either of them, shall do or cause to be done by virtue hereof.

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

             NAME                          TITLE                        DATE
             ----                          -----                        ----

    /S/ DANIEL A. ROLING         Chief Executive Officer,          April 2, 2007
---------------------------      President, and Director
      Daniel A. Roling           (Principal Executive Officer)


     /S/ T. MICHAEL LOVE         Chief Financial Officer and       April 2, 2007
---------------------------      Director (Principal Financial
       T. Michael Love           and Accounting Officer)

         /S/ JON NIX             Chairman of the Board             April 2, 2007
---------------------------
           Jon Nix

     /S/ SCOTT FILSTRUP          Director                          April 2, 2007
---------------------------
       Scott Filstrup

     /S/ ROBERT HEINLEIN         Director                          April 2, 2007
---------------------------
       Robert Heinlein

      /S/ GERALD MALYS           Director                          April 2, 2007
---------------------------
        Gerald Malys

        /S/ KEN SCOTT            Director                          April 2, 2007
---------------------------
          Ken Scott

                                INDEX TO EXHIBITS

EXHIBIT
NUMBER                                    EXHIBIT TITLE
--------         ---------------------------------------------------------------

3.1              Articles of  Incorporation  of National Coal Corp. dated August
                 8, 1995. (1)

3.1.1 Articles of Amendment to the Articles of Incorporation of National Coal Corp. dated August 10, 1995. (1)

3.1.2 Articles of Amendment to the Articles of Incorporation of National Coal Corp. dated January 4, 1996. (1)

3.1.3 Articles of Amendment to the Articles of Incorporation of National Coal Corp. dated July 17, 2003, filed August 4, 2003.
                 (2)

3.1.4 Articles of Amendment to the Articles of Incorporation of National Coal Corp. dated August 27, 2004, filed August 31, 2004. (3)

3.1.5 Articles of Amendment to the Articles of Incorporation of National Coal Corp. dated January 10, 2005, filed January 12, 2005. (3)

3.2              Amended and Restated Bylaws of National Coal Corp. (3)

4.1              Amended and Restated 2004 National Coal Corp. Option Plan. (3)*

4.2              Indenture  dated as of December  29, 2005 among  National  Coal
                 Corp.,  its  subsidiaries,   and  Wells  Fargo  Bank,  National
                 Association, a national banking association, as trustee. (4)

4.3 Security Agreement dated as of December 29, 2005, by and among National Coal Corp., its subsidiaries, in favor of Wells Fargo Bank National Association, in its capacity as trustee under the Indenture dated December 29, 2005. (4)

4.4 Debt Registration Rights Agreement, dated as of December 29, 2005 by and between National Coal Corp., its subsidiaries, and Jefferies & Company, Inc. (4)

4.5 Equity Registration Rights Agreement, dated as of December 29, 2005 by and between National Coal Corp. and Jefferies & Company, Inc. (4)

4.6 Warrant Agreement dated as of December 29, 2005 between National Coal Corp., and Wells Fargo Bank, National Association as warrant agent. (4)

4.7 Intellectual Property Security Agreement dated as of December 29, 2005 by and among National Coal Corp., its subsidiaries, in favor of Wells Fargo Bank, N.A. as collateral agent. (4)

10.1             Form of Indemnification Agreement of Registrant. (3)

10.2 Preferred Stock and Warrant Purchase Agreement by and between National Coal Corp. and the persons listed on Schedule I thereto, with respect to Registrant's Series A Cumulative Convertible Preferred Stock and Warrants to Purchase Common Stock dated August 31, 2004, including Form of Warrant. (3)

10.3             Investor  Rights  Agreement by and between  National Coal Corp.
                 and the Purchasers listed on Schedule I thereto, dated August 31, 2004. (3)

10.4 Amended Employment Agreement by and between National Coal Corporation and Jon E. Nix dated October 1, 2004. (3)*

EXHIBIT
NUMBER                                    EXHIBIT TITLE
--------         ---------------------------------------------------------------

10.4.1 Separation Agreement among National Coal Corp., National Coal Corporation and Jon E. Nix, dated September 11, 2006. (8)*

10.5 Employment Agreement by and between National Coal Corporation and T. Michael Love, dated November 14, 2005. (4)*

10.6 Employment Agreement by and between National Coal Corporation and Kenneth Hodak, dated September 20, 2005. (4)*

10.7 Amended Employment Agreement by and between National Coal Corporation and Charles W. Kite dated September 16, 2004. (3)*

10.8 Amended Employment Agreement by and between National Coal Corporation and Joseph A. Davis, Jr. dated September 16, 2004.
                 (3)*

10.9 Amended Employment Agreement by and between National Coal Corporation and William R. Snodgrass dated October 1, 2004.
                 (3)*

10.10 Form of Note and Warrant Purchase Agreements by an among National Coal Corp., National Coal Corporation, and each of Crestview Capital Master, LLC, Big Bend Investments, L.P., and CCA (US) Fund I, L.P., dated March 10, 2005, including form of Secured Promissory Note and form of Common Stock Purchase Warrant attached as exhibits thereto. (5)

10.11 Form of Amendment Number One to Secured Promissory Note by and between National Coal Corporation, and each of Crestview Capital Master, LLC, Big Bend Investments, L.P., and CCA (US) Fund I, L.P., dated August 10, 11 and 12, 2005, respectively.
                 (6)

10.12 Security Agreement by and between National Coal Corporation and Crestview Capital Master, LLC as agent for itself, Big Bend Investment, L.P. and CCA (US) Fund I, L.P., dated March 10, 2005. (5) 10.13 Continuing and Unconditional Guaranty of National Coal Corp., dated March 10, 2005, guaranteeing full payment and performance of the Notes issued by National Coal Corporation and the Security Agreement executed by National Coal Corporation pursuant to the Note and Warrant Purchase Agreements dated March 10, 2005. (5)

10.14            Installment   Sale  Contract  by  and  between   National  Coal
                 Corporation and Whayne Supply Company,  effective July 1, 2005.
                 (6)

10.15            Installment   Sale  Contract  by  and  between   National  Coal
                 Corporation   and   Stowers   Machinery   Corporation   (twenty
                 vehicles), effective July 1, 2005. (6)

10.16            Installment   Sale  Contract  by  and  between   National  Coal
                 Corporation and Stowers Machinery Corporation (three vehicles), effective July 1, 2005. (6)

10.17            Asset Purchase Agreement (Baldwin Facility), dated as of May 8,
                 2005,  by  and  between   National  Coal  Corporation  and  LCC
                 Tennessee, LLC. (6)

10.18 Separation Agreement by and between the Company and Robert Chmiel, dated March 21, 2005. (5)*

10.19            Separation  Agreement  between  National Coal Corp. and Mark A.
                 Oldham, dated November 14, 2005. (4)*

10.20 Employment Agreement, dated May 25, 2006, by and among National Coal Corporation, National Coal Corp., and Daniel A. Roling.
                 (7)*

EXHIBIT
NUMBER                                    EXHIBIT TITLE
--------         ---------------------------------------------------------------

10.21 Credit Agreement, dated October12, 2006, among National Coal Corp., National Coal Corporation, the Lenders, and Guggenheim Corporate Funding, LLC. (9)

10.22 Security and Guarantee Agreement, dated October 12, 2006, among National Coal Corporation, National Coal Corp., Subsidiary Grantors and Guggenheim Corporate Funding, LLC. (9)

10.23 Intercreditor Agreement, dated as of October 12, 2006, by and between Guggenheim Corporate Funding LLC, and Wells Fargo Bank, N.A., and acknowledged and agreed to by National Coal Corporation, National Coal Corp., and Guarantors. (9)

14.1             National Coal Corp. Code of Ethical Conduct. (10)

21.1             Subsidiaries of National Coal Corp. (3)

23.1             Consent of Gordon, Hughes & Banks, LLP.

23.2             Consent of Ernst & Young, LLP.

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

99.1             Map showing the locations of National Coal's properties.

----------
* Indicates a management contract or compensatory plan.

(1) Incorporated by reference to our Registration Statement on Form 10-SB filed June 25, 1999.

(2) Incorporated by reference to our Current Report on Form 8-K, dated August 7, 2003.

(3) Incorporated by reference to our Registration Statement on Form SB-2 (File No. 333-120146).

(4) Incorporated by reference to our Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

(5) Incorporated by reference to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005.

(6) Incorporated by reference to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005.

(7) Incorporated by reference to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2006.

(8) Incorporated by reference to our Current Report on Form 8-K, dated September 11, 2006. (9) Incorporated by reference to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2006.

(10) Incorporated by reference to our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004.