Form 10-K/A
period 2006-12-31
NATIONAL COAL CORP
filed 2007-04-24
CIK 1089575

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                AMENDMENT NO.1 TO
                                   FORM 10-K/A

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

         As of April 16, 2007, the issuer had 19,540,745 shares of common stock, par value $.0001 per share, issued and outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                     None.

================================================================================

                                EXPLANATORY NOTE

         This Amendment No. 1 to Annual Report on Form 10-K/A is being filed to amend and restate Part III of our Annual Report on Form 10-K for the year ended December 31, 2006, filed with the Securities and Exchange Commission on April 2, 2007. Except as expressly noted herein, this Amendment does not reflect events occurring after the April 2, 2007 filing date of our original Annual Report, and we do not undertake to update any item of our original Annual Report, except in each case to reflect the changes discussed in this Amendment. Accordingly, this Amendment should be read in conjunction with the original Annual Report.

         As a result of these amendments, we are also filing as exhibits to this Amendment the certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Because no financial statements are contained within this Amendment, we are not including certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                               NATIONAL COAL CORP.
                               INDEX TO FORM 10-K


PART III

Item 10.      Directors, Executive Officers, and Corporate Governance...       1

Item 11.      Executive Compensation....................................       4

Item 12.      Security Ownership of Certain Beneficial Owners and
                 Management and Related Stockholder Matters.............      16

Item 13.      Certain Relationships and Related Transactions, and
                 Director Independence..................................      18

Item 14.      Principal Accountant Fees and Services....................      19


PART IV

Item 15.      Exhibits and Financial Statement Schedules................      21

                                    PART III

ITEM 10.      DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

         The following table sets forth information with respect to our directors and other executive officers as of April 16, 2007:

NAME                           AGE   POSITION WITH THE COMPANY
----                           ---   -------------------------
DIRECTOR:
Jon Nix                        37    Chairman of the Board
Daniel Roling                  57    President, Chief Executive Officer and
                                     Director
T. Michael Love                41    Senior Vice President, Chief Financial
                                     Officer and Director
Scott Filstrup                 64    Director
Robert Heinlein                43    Director
Gerald Malys                   62    Director
Kenneth Scott                  64    Director

OTHER EXECUTIVE OFFICERS:
Kenneth Hodak                  52    Chief Operating Officer
Charles Kite                   62    General Counsel
William Snodgrass              43    Senor Vice President, Business Development

DIRECTORS

         JON NIX, one of our founders, has served as a director since January 2003 and as our Chairman of the Board since March 2004. Mr. Nix served as our President and Chief Executive Officer from January 2003 until August 2006. Mr. Nix has over nine eight years experience in the financial industry. He is the founder of Jenco Capital Corporation, a Tennessee consulting and holding corporation ("Jenco"). He is also a co-founder of Medicine Arm-In-Arm, Inc., a nonprofit children's charity that provides medical services to underprivileged children around the world. Mr. Nix has over seven years of experience in the coal industry. Mr. Nix holds a Bachelor of Arts degree in Economics from the University of Tennessee. Jon Nix is married to the stepdaughter of our General Counsel, Charles Kite.

         DANIEL ROLING is President and Chief Executive Officer of National Coal Corp., positions he has held since February 2007 and August 2006, respectively. Prior to joining the Company, Mr. Roling served as a financial analyst in the metals and mining industries for more than 25 years. He joined Merrill Lynch in 1981, and was ranked on both the Institutional Investor's All-American Research Team and the Greenwich Associates' poll. Mr. Roling is also a long standing member of the National Coal Council. He holds a bachelor's degree in accounting from the University of Iowa and an MBA from the University of Kansas. He is a certified public accountant (CPA), a Chartered Financial Analyst (CFA) and a member of the American Institute of Certified Public Accountants.

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

Love is a Certified Public Accountant and earned bachelors degrees in accounting and finance from Florida State University.

         SCOTT FILSTRUP has served as a Director since February 16, 2005. Since 1985, Mr. Filstrup has served as president of The Consultants Limited of Tulsa, Oklahoma, a professional services firm offering strategic planning and management consulting services to business organizations and entrepreneurs including creation of new businesses and products. Prior to The Consultants Limited, Mr. Filstrup was a director for strategic planning of MAPCO, Inc., an energy company. Mr. Filstrup is a member of multiple professional and civic organizations, including Chairman of the Tulsa Opera Board of Directors and is currently a board member of various private healthcare, investment and technology firms in Oklahoma and Illinois.

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

         GERALD MALYS has served as a director since November 2006. Mr. Malys is Senior Vice President, Finance and Chief Financial Officer of Apex Silver Mines Limited, a position he has held since June 2006. Mr. Malys was a private investor from 1999 to June 2006. Prior to this position, Mr. Malys was employed in positions of increasing authority by Cyprus Amax Minerals Company from 1985 to 1999. He served as a director of Amax Gold Inc. from 1993 to 1998 and of Kinross Gold Corporation from 1998 to 1999. Mr. Malys has a Bachelor of Science degree in accounting from Gannon University, is a Certified Public Accountant and a member of the American Institute of Certified Public Accountants.

         KENNETH SCOTT has served as a director since April 1, 2005. Mr. Scott has been a Partner with Colonnade Strategies, LLC a business consulting firm, since 2002. Prior to joining Colonnade Strategies, LLC, Mr. Scott was the Executive Vice President for Europe and Vice President, Energy Industry, for Perot Systems Corporation, which provides technology-based business solutions to help organizations worldwide control costs and cultivate growth. Mr. Scott worked for Perot Systems Corporation from 1998 through 2002.

OTHER EXECUTIVE OFFICERS

         KENNETH HODAK rejoined National Coal Corp. in January 2007 and presently serves as our Chief Operating Officer, a position he previously held with the Company from October 2005 through May 2006. From May 2006 until January 2007, Mr. Hodak pursued other coal-related business opportunities. Prior to joining National Coal in October 2005, Mr. Hodak was employed by Arch Coal, Inc. since 1996. He was a mine manager from 1996 to 1999, a General Manager of Arch West Virginia, Inc., a subsidiary of Arch Coal, Inc., from 1999 to 2002, and then Senior Vice President of Sales from 2002 through 2005. Mr. Hodak served as a mine engineer at Northern Coal Company from 1979 to 1981 and at Ashland Coal from 1981 to 1984. From 1984 until 1993, Mr. Hodak served at various positions at Ashland Coal, Inc. Mr. Hodak has over 25 years of experience in the coal industry. Mr. Hodak received a dual Bachelor's Degree in mining and engineering and arts and sciences in 1979 from Pennsylvania State University and his Juris Doctor degree from West Virginia University in 1996.

         CHARLES KITE has served as our General Counsel since May 2004, and served as a director from February 2003 until May 2004. Prior to becoming our General Counsel, Mr. Kite, an attorney since 1973, was our outside corporate counsel, and since 1990 was engaged in general legal practice with the

Tennessee law firm of Kite, Bowen & Associates, P. A., where he specialized in commercial business representation, tax representation and litigation, estate planning, and probate matters. Mr. Kite served as Senior Trial Attorney with the Chief Counsel's Office of the Internal Revenue Service from 1977 to 1983. He graduated from Carson Newman College in 1967 with a Bachelor of Arts degree, and received his Juris Doctorate degree from the University of Tennessee in 1973. Charles Kite is the stepfather of Jon Nix's spouse.

         WILLIAM SNODGRASS has served as our Senior Vice President for Business Development since March 1, 2007. Mr. Snodgrass served as our Operations Manager from July 2003 until March 2006, and as our Chief Operating Officer from May 2006 until March 2007. Mr. Snodgrass also served as our consultant from February 2003 to July 2003. Prior to joining us, Mr. Snodgrass served as superintendent and area manager for Tennessee Mining, Inc., a subsidiary of Addington Enterprises, Inc., one of the largest coal companies in the nation, a position he held from 1994 until February 2003. Mr. Snodgrass has extensive knowledge and expertise in the coal mining industry and has been involved in numerous mining projects in the Kentucky and Tennessee areas. Mr. Snodgrass has over 20 years of experience in the coal industry.

AUDIT COMMITTEE

         Our Board of Directors has a separately designated standing audit committee established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended. The audit committee is chaired by Robert Heinlein and currently consists of Messrs. Heinlein, Filstrup and Scott, all of whom qualify as "independent" directors within the meaning of the applicable rules for companies traded on The NASDAQ Global Market (NASDAQ). The Board of Directors has determined that Mr. Heinlein is an audit committee financial expert, as defined in Item 401(h)(2) of Regulation S-K.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Securities Exchange Act of 1934 requires that our executive officers and directors, and persons who own more than ten percent of a registered class of our equity securities, file reports of ownership and changes in ownership with the SEC. Executive officers, directors and greater-than-ten percent shareholders are required by SEC regulations to furnish us with all
Section 16(a) forms they file. Based solely on our review of the copies of the forms received by us and written representations from certain reporting persons that they have complied with the relevant filing requirements, we believe that, during the year ended December 31, 2006, all of our executive officers, directors and greater-than-ten percent shareholders complied with all Section 16(a) filing requirements, except for the following: (i) seven Statements of Changes in Beneficial Ownership on Form 4 reporting ten separate transactions, were filed late by Crestview Capital Master LLC; (ii) one Statement of Changes in Beneficial Ownership on Form 4, reporting one transaction, was filed late by Jon Nix; (iii) one Statement of Changes in Beneficial Ownership on Form 4, reporting one transaction, was filed late by Gerald J. Malys; (iv) one Statement of Changes in Beneficial Ownership on Form 4, reporting one transaction was filed late by Daniel A. Roling; and (v) one Statement of Changes in Beneficial Ownership on Form 4, reporting three separate transactions, was filed late by Charles Kite.

CODE OF ETHICAL CONDUCT

         We have adopted a Code of Ethical Conduct that is applicable to all of our officers, directors and employees, including our principal executive officer, principal financial and accounting officer and persons performing similar functions. A copy of our Code of Ethical Conduct is filed as an exhibit to our Annual Report on Form 10-K and is available on our Web site at www.nationalcoal.com under the "Investors" section.

SHAREHOLDERS NOMINATIONS FOR DIRECTOR NOMINEES

         No material changes have been made to the procedures by which our shareholders may recommend nominees to our board of directors since we described the procedures in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

ITEM 11.      EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

OVERVIEW OF COMPENSATION PHILOSOPHY AND PROGRAM

         The objective of the Company's executive compensation program is to attract, retain and motivate key executives to enhance long-term profitability and create shareholder value. On April 1, 2005, upon the creation of the Company's Compensation Committee to the Board of Directors, the Company did not have a compensation philosophy or program. The Committee's first objective was to bring certain skill sets and experience to the top positions in the Company:
Chief Executive Officer, Chief Operating Officer and Chief Financial Officer. Compensation programs have been negotiated on an individual by individual basis in order to attract the people who were identified for those positions. More recently, the Compensation Committee has been working with management and the Board in seeking the development and publication of Board-approved, annual company targets around which an incentive compensation program can be designed that would enable a senior executive to earn up to a substantial portion of his base salary in the form of a cash bonus in return for achieving the targets.

         The philosophy of the Compensation Committee is centered around the belief that the Company's ability to responsibly deliver and sustain value is driven by superior individual performance. We believe that a company must offer competitive compensation to attract and retain experienced, talented and motivated employees. At the senior leadership roles with the organization, we are in the process of structuring executive bonus plans which will be based upon making performance-based pay a significant portion of compensation. We believe this will encourage talented leaders to stay with the company over extended years.

         The Compensation Committee has approved a compensation structure for the named executive officers, determined on an individual by individual basis, that incorporates four key components: base salary, annual discretionary incentive payments, stock options, and retirement and other benefits.

DEDUCTIBILITY OF COMPENSATION EXPENSES

         Pursuant to Section 162(m) under the Internal Revenue Code, certain compensation paid to executive officers in excess of $1 million is not tax deductible, except to the extent such excess constitutes performance-based compensation. The Committee has and will continue to carefully consider the impact of Section 162(m) when establishing incentive compensation plans. As a result, a significant portion of the Company's executive compensation satisfies the requirements for deductibility under Section 162(m). At the same time, the Committee considers its primary goal to design compensation strategies that further the best interests of the Company and its shareholders. In certain cases, the Compensation Committee may determine that the amount of tax deductions lost is insignificant when compared to the potential opportunity a compensation program provides for creating shareholder value. The Compensation Committee therefore retains the ability to evaluate the performance of the Company's executive officers and to pay appropriate compensation, even if it may result in the non-deductibility of certain compensation.

2006 EXECUTIVE COMPENSATION COMPONENTS

         For the year ended December 31, 2006, the principal components of compensation for the named executive officers were:

         o        annual base salary;
         o        annual discretionary incentive compensation;
         o        stock options; and
         o        retirement and other benefits.

         ANNUAL BASE SALARY. In general, base salary for each employee, including the named executive officers, is established based on the individual's job responsibilities, performance and experience; the Company's size relative to competitors; the competitive environment; and a general view as to available resources.

         For the Company's executive officers, the Compensation Committee reviewed the base salaries of the Chief Executive Officer and his direct reports at the time of hire, which has been within the past three years, to ensure competitiveness in the marketplace. No adjustments have been made to executive officer compensation since their hire date. The Compensation Committee consider the base salaries of the named executive officers to ensure they take into account performance, experience and retention value and that salary levels continue to be competitive with companies of similar size and complexity.

         ANNUAL DISCRETIONARY INCENTIVE COMPENSATION. Named executive officers are provided with a discretionary incentive program which allows for cash incentive bonuses up to certain percentages of compensation established in each employment agreement. At this time, the incentive program has not yet been linked with a set of clear objectives. In 2006, no incentive bonuses were paid other than to William Snodgrass and Charles Kite.

         STOCK OPTIONS. The Compensation Committee approved a long-term incentive opportunity for each of the named executive officers through awards of stock options. The Company's stock option program is a long-term plan designed to: create a direct link between executive compensation and increased shareholder value, provide an opportunity for increased equity ownership by executives, and maintain competitive levels of total compensation. All stock options granted since the inception of the Compensation Committee have been granted on the hire date of the executive officer or employee.

         In the case of recommended stock option awards, the Compensation Committee reviews the recommendations of senior management and tests fairness before recommending stock option award to the board of directors. The process for stock option awards is to approve grants prospectively (i.e. approval date occurs prior to grant date) although there have been occasions where stock option awards have been approved on the grant date at the closing market price on that date.

         All stock options, except for those granted to Daniel Roling, have been granted at an exercise price equal to the closing market price of the Company's Common Stock on the date of grant. Accordingly, those stock options will have intrinsic value to employees only if the market price of the Common Stock increases after that date. The stock options granted to Daniel Roling had an exercise price equal to the closing market price of the Company's Common Stock on the date his employment agreement was signed and the grant date was the commencement date of his employment. Stock options generally vest in one-fourth increments over a period of four years; however, options will immediately vest upon a change of control of the Company or a recapitalization event or upon the holder's death or disability. If the holder terminates employment without good reason (as defined in his or her employment agreement), all unvested stock options are forfeited. Stock options expire ten years from the date of grant.

         RETIREMENT BENEFITS. The Company maintains a 401(k) plan. Named executive officers participate in these plans on the same terms as other eligible employees, subject to any legal limits on the amount that may be contributed by executives under the plans. At this time, the Company does not provide any matching funds under the 401(k) plan.

         OTHER BENEFITS PROVIDED BY THE COMPANY. The Company also provides the following benefits to the named executive officers and all other employees.

         o MEDICAL BENEFITS. Employees have a choice of two coverage options. Each option covers the same services and supplies, but differs in the quality of the doctors' network. During 2006, the plan was fully funded by the Company. Beginning April 2007, the employee will pay between $0 and $200 per month depending upon the number of family members covered under the plan.

         o DENTAL BENEFITS. The plan covers preventive, basic and major services for employees and their dependents. Orthodontia care is also provided for eligible dependents. Preventive care and basic services are covered at 100%. Major services at 50% after a waiting period. The plan has no deductibles.

         o LIFE INSURANCE. Employees receive a basic benefit equal $10,000. The premium is paid 100% by the company.

         o VACATION. All employees are eligible for vacation based on years of service. Each executive, including the named executive officers, is eligible for 20 days of vacation each year.

         o        HOLIDAYS. The company provides 12 paid holidays each year.

         PERQUISITES.   The  Company  provided  certain  perquisites  to  senior
management in 2006, as follows:

         o LIFE INSURANCE. Certain executive officers are provided $1 million or $500,000 keyman life insurance in which, upon the death of the employee, the proceeds of such insurance are divided evenly between the Company and the employee's heirs.

         o LONG-TERM DISABILITY (LTD) AND LONG-TERM CARE. The contract of our Chief Executive Officer requires the company to provide long-term disability and long-term care insurance programs on his behalf. At December 31, 2006, only the long-term care insurance was in place. Long-term care insurance provides $400 per day paid directly to the insured for every day in which the employee meets certain criteria and requires outside care.

         o OTHER PERQUISITES. The Company does not provide or reimburse for country club memberships for any officers. Vehicles have been provided to certain named executives.

REPORT OF COMPENSATION COMMITTEE

         The Compensation Committee of the Board of Directors is primarily responsible for determining the annual salaries and other compensation of executive officers and administering the Company's stock option plan. During fiscal 2006, the Committee was comprised of three members, all of whom were independent directors pursuant to applicable NASDAQ rules. In connection with its deliberations, the Committee seeks the views of the Chief Executive Officer with respect to appropriate compensation levels of the other officers.

         The Compensation Committee of the Board of Directors has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and based on such review and discussion has recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this amendment to annual report on Form 10-K/A.

         COMPENSATION COMMITTEE
         Kenneth Scott, Chairman
         Robert Heinlein
         Gerald J. Malys

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

The Compensation Committee of our Board of Directors currently consists of Messrs. Scott, Heinlein and Malys. None of these individuals served us as an officer or employee at any time during fiscal 2006. None of our current executive officers has served as a member of the board of directors or compensation committee of any entity for which a member of our Board of Directors or Compensation Committee has served as an executive officer.

SUMMARY COMPENSATION TABLE

         The following table sets forth, as to each person serving as Chief Executive Officer and Chief Financial Officer during 2006, the three most highly compensated executive officers other than the Chief Executive Officer and Chief Financial Officer who were serving as executive officers at the end of the 2006 whose compensation exceeded $100,000, and Joseph Davis and Kenneth Hodak, whose service as executive officers terminated during 2006 (referred to as named executive officers), information concerning all compensation paid for services to us in all capacities for 2006.

---------------------------------- -------- ---------- ---------- ------------ ---------------- ------------
                                                                    OPTION        ALL OTHER
NAME AND                                     SALARY      BONUS      AWARDS      COMPENSATION       TOTAL
PRINCIPAL POSITION                  YEAR       ($)        ($)       ($)(4)         ($)(5)           ($)
---------------------------------- -------- ---------- ---------- ------------ ---------------- ------------
Daniel A. Roling(1)                 2006      236,538      --         127,917      59,592           424,047
   President and Chief
   Executive Officer
---------------------------------- -------- ---------- ---------- ------------ ---------------- ------------
Jon Nix(1)                          2006      246,967      54,102   1,149,476      33,394         1,483,939
   Former President and
   Chief Executive Officer
---------------------------------- -------- ---------- ---------- ------------ ---------------- ------------
T. Michael Love                     2006      275,000      10,000      92,623      30,116           407,739
   Senior Vice President,
   Chief Financial Officer
---------------------------------- -------- ---------- ---------- ------------ ---------------- ------------
Charles Kite                        2006      180,000      --          93,914       5,177           278,691
   General Counsel
---------------------------------- -------- ---------- ---------- ------------ ---------------- ------------
William Snodgrass                   2006      157,500      32,589      83,774       2,665           276,528
   Senior Vice President for
   Business Development
---------------------------------- -------- ---------- ---------- ------------ ---------------- ------------
Joseph A. Davis, Jr.(2)             2006      144,000       7,000      15,416       1,021           167,437
   Former Vice President, Sales
---------------------------------- -------- ---------- ---------- ------------ ---------------- ------------
Kenneth Hodak(3)                    2006      106,774      --          53,970      16,343           177,087
   Chief Operating Officer
---------------------------------- -------- ---------- ---------- ------------ ---------------- ------------

(1) Mr. Roling replaced Mr. Nix as President and Chief Executive Officer effective August 9, 2006.

(2) Mr. Davis' employment with National Coal Corporation terminated on October 31, 2006, following which Mr. Davis continued to provide consulting services to us for which he receive no additional compensation in 2006.

(3) Mr. Hodak's employment with National Coal Corporation terminated on May 12, 2006. Mr. Hodak rejoined the company as Chief Operating Officer on January 31, 2007.

(4) The amounts in this column represent the dollar amounts recognized for financial statement reporting purposes in fiscal 2006 with respect to stock options granted in 2006 as well as prior fiscal years, in accordance with SFAS 123R. For additional information on the valuation assumptions with respect to option grants, including the options granted in 2006, see note 15 to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2006. These amounts do not reflect the actual value that may be realized by the named executive officers which depends on the value of our shares in the future.

(5) All other compensation for 2006 consists of the following (amounts in dollars):

--------------------- ------------- ----------- ------------ --------- --------
                       Moving and   Insurance   Automobile   Personal    Total
                       Relocation    Premiums    Allowance   Security
--------------------- ------------- ----------- ------------ --------- --------
Mr. Roling                  42,391  18,034 (i)        3,623        --   59,592
--------------------- ------------- ----------- ------------ --------- --------
Mr. Nix                         --   6,348 (ii)         256    26,790   33,394
--------------------- ------------- ----------- ------------ --------- --------
Mr. Love                    21,625          --        8,491        --   30,116
--------------------- ------------- ----------- ------------ --------- --------
Mr. Kite                        --     708 (iii)      3,762        --    5,177
--------------------- ------------- ----------- ------------ --------- --------
Mr. Snodgrass                   --     820 (iii)      1,025        --    2,665
--------------------- ------------- ----------- ------------ --------- --------
Mr. Davis                       --          --        1,021        --    1,021
--------------------- ------------- ----------- ------------ --------- --------
Mr. Hodak                   15,533          --          810        --   16,343
--------------------- ------------- ----------- ------------ --------- --------

(i) Insurance premium for Mr. Roling to provide individual long-term care insurance and life insurance.

(ii) Insurance premiums for Mr. Nix to provide health insurance following Mr. Nix's resignation from the Company ($3,888) and to provide life insurance for the benefit of Mr. Nix's beneficiaries ($2,460).

(iii) One-half of the insurance premiums to provide life insurance in part for the benefit of the executive's beneficiaries.

GRANTS OF PLAN-BASED AWARDS IN FISCAL YEAR 2006

         The following table provides information about equity-awards granted to each named executive officer in 2006 under the Amended and Restated 2004 National Coal Corp. Option Plan, which is the only plan pursuant to which awards were granted in 2006.

----------------------- ------------ ------------ -------------- ------------- ------------ --------------
                                                    ALL OTHER
                                                     OPTION
                                                     AWARDS:     EXERCISE OR                 GRANT DATE
                                                    NUMBER OF     BASE PRICE     MARKET      FAIR VALUE
                                                   SECURITIES     OF OPTION     PRICE ON      OF OPTION
                          GRANT       APPROVAL     UNDERLYING       AWARDS     GRANT DATE      AWARDS
NAME                      DATE(1)      DATE(1)     OPTIONS (#)    ($/SH) (2)    ($/SH)(2)      ($)(3)
----------------------- ------------ ------------ -------------- ------------- ------------ --------------
Daniel A. Roling         08/09/06     05/24/06       500,000        $8.88         $6.25      $1,535,000
----------------------- ------------ ------------ -------------- ------------- ------------ --------------

(1) The grant date of an option award is the date that the compensation committee fixes as the date the recipient is entitled to receive the award. The approval date is the date that the compensation committee approves the award.

(2) The exercise price of option awards differs from the market price on the date of grant. The exercise price was determined based on the closing price of National Coal's common stock on the trading day immediately prior to the date the award was approved by our compensation committee, while the market price on the date of grant is the closing price of National Coal's common stock on that date.

(3) The grant date fair value is generally the amount the company would expense in its financial statements over the award's service period, but does not include a reduction for forfeitures.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END 2006

         The following table provides information with respect to outstanding stock options held by each of the named executive officers as of December 31, 2006.

                                              NUMBER OF SECURITIES
                                         UNDERLYING UNEXERCISED OPTIONS
                                       ----------------------------------    OPTION          OPTION
                           GRANT            (#)               (#)           EXERCISE       EXPIRATION
NAME                        DATE        EXERCISABLE      UNEXERCISABLE      PRICE ($)         DATE
----------------------- -------------- -------------- ------------------- -------------- ---------------
Daniel A. Roling          08/09/06          --             500,000(1)         $8.88         08/09/16
----------------------- -------------- -------------- ------------------- -------------- ---------------
T. Michael Love           11/14/05         25,000           75,000(2)         $7.02         11/14/15
----------------------- -------------- -------------- ------------------- -------------- ---------------
Charles Kite              03/25/04         12,500           12,500(3)         $2.20         03/25/14
----------------------- -------------- -------------- ------------------- -------------- ---------------
                          05/03/04         50,000           50,000(3)         $5.40         05/03/14
----------------------- -------------- -------------- ------------------- -------------- ---------------
William Snodgrass         03/25/04         12,500           25,000(3)         $2.20         03/25/14
----------------------- -------------- -------------- ------------------- -------------- ---------------
                          06/07/05         12,500           37,500(2)         $5.86         06/07/15
----------------------- -------------- -------------- ------------------- -------------- ---------------
Joseph A. Davis, Jr.      04/14/04          6,250            6,250(3)         $4.04         04/14/14
----------------------- -------------- -------------- ------------------- -------------- ---------------
                          07/16/04          6,250            6,250(3)         $5.40         07/16/14
----------------------- -------------- -------------- ------------------- -------------- ---------------

(1) Options are exercisable in 25% annual increments beginning August 9, 2007.

(2) Options are exercisable in 25% annual increments beginning January 1, 2006.

(3) Options are exercisable in 25% annual increments beginning January 1, 2005.

OPTION EXERCISES AND STOCK VESTED IN FISCAL YEAR 2006

         The following table provides information on stock option exercises by each of the named executive officers during 2006. No stock awards vested for any named executive officer during 2006.

                   --------------------------------------------
                                  OPTION AWARDS
                   --------------------------------------------
                     NUMBER OF SHARES      VALUE REALIZED ON
                   ACQUIRED ON EXERCISE         EXERCISE
NAME                        (#)                   ($)
------------------ ---------------------- ---------------------
Jon Nix                   468,750              $1,426,562
------------------ ---------------------- ---------------------


         In September 2006, pursuant to a separation agreement we entered into with Mr. Nix, we agreed to vest in full all outstanding stock options held by Mr. Nix, following which Mr. Nix exercised all of his stock options.

DIRECTOR COMPENSATION

         The general policy of the Board is that compensation for independent directors should be a mix of cash and equity-based compensation. We do not pay management directors for Board service in addition to their regular employee compensation. The Compensation Committee, which consists solely of independent directors, has the primary responsibility for reviewing and considering any revisions to director compensation. The Board reviews the committee's recommendations and determines the amount of director compensation. The committee can engage the services of outside advisers, experts, and others to assist the committee in determining director compensation. During 2006, the committee did not use an outside adviser to aid in setting director compensation.

         Jon Nix resigned as an officer of the company in August 2006. For services as our Chairman, Mr. Nix may earn a discretionary bonus as determined by the other non-management directors then serving on the Board. No bonus for service as a director was awarded to Mr. Nix during 2006. We also agreed to provide Mr. Nix with health insurance coverage while he serves on the Board.

         The key elements of our director compensation program are as follows:

         o        annual cash retainer of $50,000;

         o        annual Audit Committee chairperson fee of $25,000;

         o annual Compensation and Nominating Committee chairperson fees of $10,000 each, which was changed during 2006 from $25,000 each in the prior year; and

         o stock option grant of 75,000 shares upon the director's first election or appointment to the Board.

         The following table details the total compensation earned by the company's non-employee directors in 2006.

                          DIRECTOR SUMMARY COMPENSATION

---------------------- ------------------- ------------------ ------------------
                         FEES EARNED OR          OPTION
                          PAID IN CASH           AWARDS              TOTAL
NAME                          ($)                 ($)                 ($)
---------------------- ------------------- ------------------ ------------------
Scott Filstrup               60,000              61,672             121,672
---------------------- ------------------- ------------------ ------------------
Robert Heinlein              75,000              61,672             136,672
---------------------- ------------------- ------------------ ------------------
Gerald J. Malys               8,334               8,860              17,194
---------------------- ------------------- ------------------ ------------------
Kenneth Scott                60,000              61,672             121,672
---------------------- ------------------- ------------------ ------------------
Jon Nix                        --                  --                  --
---------------------- ------------------- ------------------ ------------------
   Total                    203,334             193,876             397,210
---------------------- ------------------- ------------------ ------------------

         Directors receive cash fees in monthly installments with the exception of committee chairperson fees which are paid at the beginning of each annual term. Annual retainers are prorated so that adjustments can be made during the year. Unpaid portions of cash retainers are forfeited upon termination, retirement, disability, or death. Our current practice is to grant each non-employee director a stock option to purchase 75,000 shares of common stock upon their initial election or appointment to the Board. Directors' options vest in equal annual installments over a four-year period from the date of grant. Vesting accelerates upon the director's death or disability or if the director is not nominated by the Board for re-election as a director. In 2007, the term of the stock options for independent directors immediately following their end of service was extended from ninety days to eighteen months.

EMPLOYMENT AGREEMENTS AND CHANGE IN CONTROL ARRANGEMENTS

      Other than William R. Snodgrass, each of our named executive officers not only serves as an officer of National Coal Corp., but also as an officer of our wholly-owned subsidiary National Coal Corporation. Mr. Snodgrass is an executive officer of National Coal Corporation only.

         DANIEL A. ROLING. In May 2006, we, along with our wholly-owned subsidiary, National Coal Corporation, entered into an employment agreement with Daniel A. Roling pursuant to which Mr. Roling would become the President and Chief Executive Officer of each company. Mr. Roling became our Chief Executive Officer on August 9, 2006 and President on February 6, 2007. Pursuant to the terms of his employment agreement, Mr. Roling shall also serve as a member of the Board. In November 2006, we expanded the size of our Board from 5 to 7 members, and Mr. Roling and Mr. Malys were appointed as directors. Mr. Roling's employment agreement expires on May 24, 2009. Mr. Roling's employment agreement shall be automatically renewed after the expiration of the initial term for successive two-year terms unless the Board elects to terminate the employment agreement. Mr. Roling earns a base salary of $600,000 per year, which rate of compensation is in effect until expiration of the initial term. Thereafter, the base annual salary shall be at the rate determined in good faith by the Board, but shall not be lower than the base salary in effect at the end of the immediately preceding fiscal year. In addition, for each full fiscal year during which Mr. Roling is employed as the Chief Executive Officer, commencing with the fiscal year ended December 31, 2006, Mr. Roling shall be paid an annual cash bonus in an amount to be determined in good faith by the Board, but not more than an amount equal to fifty percent (50%) of the base amount of Mr. Roling's salary. Pursuant to Mr. Roling's employment agreement, National Coal Corporation maintains key man life insurance for Mr. Roling. Any proceeds of this policy would be distributed 50% to National Coal Corporation and 50% to Mr. Roling's heirs.

         Under his employment agreement, on May 25, 2006, the compensation committee approved the grant to Mr. Roling of a non-qualified stock option to purchase 500,000 shares of our common stock at an exercise price of $8.88 per share, the grant of which occurred upon Mr. Roling's commencement of employment in August 2006. The options shall vest in four equal annual installments on the anniversary of the date of commencement of employment, but shall fully vest upon a change of control. In addition, under his employment agreement, Mr. Roling purchased 100,000 shares of our common stock at a price of $8.88 per share.

         In the event that Mr. Roling's employment is terminated other than for bad conduct or because of substantial differences of opinion between Mr. Roling and the Board, or other circumstances should arise such that Mr. Roling, in good faith, no longer feels that he can function effectively as Chief Executive Officer of the Company, then Mr. Roling shall be entitled to certain severance benefits for a severance period of twelve months. Such severance benefits include a continuation of Mr. Roling's base salary, a prorated annual cash bonus payment, continued insurance coverage, continued use of a company owned and maintained automobile, and immediate vesting of all unvested options and immediate lapse of any forfeiture provision relating to restricted share grants scheduled to vest during the severance period. In the event of a change of control, the Company shall perform an analysis to determine the applicability of
Section 4999 of the United States Internal Revenue Code of 1986, and if applicable, shall pay to Mr. Roling a gross-up not to exceed $200,000 such that Mr. Roling will retain a net amount equal to the payments he is entitled to pursuant to the terms of the Employment Agreement, less income and employment taxes, assuming that the excise tax under Section 4999 didn't apply.

         In addition, in the event that Mr. Roling's employment with the Company is terminated for any reason, the Company shall, upon the request of Mr. Roling, pay for outplacement service for Mr. Roling for a period of twelve (12) months and provide office space and secretarial support to assist Mr. Roling in searching for and obtaining a new position.

         T. MICHAEL LOVE. In November 2005, National Coal Corp., and our wholly-owned subsidiary, National Coal Corporation, entered into an employment agreement with Mr. Love to serve as Chief Financial Officer. Under his employment agreement, Mr. Love is entitled to an initial salary of $275,000 per year. Annual increases in Mr. Love's base salary are determined in good faith by the Board at the beginning of each fiscal year. Mr. Love is also entitled to one year of severance pay in the event of termination without cause any time before January 1, 2009 or if he terminates his employment for good reason. Mr. Love was granted 100,000 stock options at the then current market value of $7.02 per share.

These options vest in four equal annual installments, starting on January 1, 2006, but shall fully vest upon a change of control of National Coal Corp. or upon termination of Mr. Love's employment without cause or for good reason.

         JON E. NIX. In July 2004, our wholly-owned subsidiary, National Coal Corporation, entered into an employment agreement with Mr. Nix, as President and Chief Executive Officer, which agreement was subsequently amended and restated effective as of October 1, 2004. Under his employment agreement, Mr. Nix was entitled to an initial salary of $408,000 per year and a cash bonus in an amount to be determined in good faith by the Board of National Coal Corporation on an annual or quarterly basis, as approved by the Board. As further compensation, Mr. Nix also was entitled to monthly compensation in an amount equal to five cents ($.05) per ton of coal (calculated upon "clean" tonnage sold as opposed to "raw" tonnage mined) sold by National Coal Corporation each month that is mined from all of its owned and leased properties. Annual increases in Mr. Nix's base salary were to be determined in good faith by the Board at the beginning of each fiscal year. The initial term of Mr. Nix's employment was two years, which term would be automatically renewed for successive two-year terms unless the Board of National Coal Corporation provided Mr. Nix written notice of non-renewal no later than 120 days prior to the expiration of the then-current term. In August 2005, Mr. Nix voluntarily accepted a notice of non-renewal. On August 8, 2006, Mr. Nix resigned as President and Chief Executive Officer.

         On September 6, 2006, we entered into a separation agreement with Mr. Nix, pursuant to which he continues to serve as Chairman of our Board of Directors. As a non-employee director, we now pay Mr. Nix the same compensation we pay other non-employee directors. Additionally, for services as our Chairman, Mr. Nix may earn a discretionary bonus as determined by the other non-management directors then serving on the Board. We also agreed to provide Mr. Nix with health insurance coverage while he serves on the Board, and we agreed to vest all of Mr. Nix outstanding stock options and all stock options held by Mr. Nix's spouse.

         CHARLES KITE. In May 2004, our wholly-owned subsidiary, National Coal Corporation, entered into an employment agreement with Mr. Kite as General Counsel, which agreement was subsequently amended and restated effective as of September 16, 2004. Under his employment agreement, Mr. Kite is entitled to an initial salary of $180,000 per year, and an annual cash bonus in an amount to be determined in good faith by the Board of National Coal Corporation. Annual increases in Mr. Kite's base salary are determined in good faith by the Board at the beginning of each fiscal year. The initial term of Mr. Kite's employment is two years, which term will be automatically renewed for successive two-year terms unless the Board of National Coal Corporation provides Mr. Kite written notice of non-renewal no later than 120 days prior to the expiration of the then-current term. In August 2005, Mr. Kite voluntarily accepted a notice of non-renewal. As a result, Mr. Kite's employment agreement expired as of September 16, 2006 and has not been renewed. Mr. Kite's base salary is $180,000. Under his employment agreement, Mr. Kite was granted an option to purchase 100,000 shares of our common stock at an exercise price of $5.40 per share under the terms and conditions set forth in the 2004 Option Plan. Pursuant to the 2004 Option Plan, Mr. Kite's options vest ratably over a four-year period beginning January 1, 2005. Pursuant to Mr. Kite's employment agreement and continued after its expiration, National Coal Corporation maintains key man life insurance for Mr. Kite. Any proceeds of this policy would be distributed 50% to National Coal Corporation and 50% to Mr. Kite's heirs.

         WILLIAM R. SNODGRASS. In October 2004, our wholly-owned subsidiary, National Coal Corporation, entered into an amended employment agreement with William R. Snodgrass as Operations Manager of Mining Operations. We further amended Mr. Snodgrass's employment agreement effective May 15, 2006 upon his appointment as our Chief Operating Officer. Under his employment agreement, as amended, Mr. Snodgrass is entitled to a salary of $180,000 per year and an annual cash bonus in an amount to be determined in good faith by the Board of National Coal Corporation. Annual increases in Mr. Snodgrass's base salary are determined in good faith by the Board at the beginning of each fiscal year. The initial term of Mr. Snodgrass's employment is two years, which term will be automatically renewed for successive two-year terms unless the Board of National Coal Corporation provides Mr. Snodgrass written notice of non-renewal no later than 120 days prior to the expiration of the then-current term. In August 2005, Mr. Snodgrass voluntarily accepted a notice of non-renewal. As a result, his employment agreement expired in September 2006. We expect that Mr. Snodgrass will remain employed without a contract. Mr. Snodgrass' base salary for 2005 and 2006 was $120,000 and $180,000, respectively. In June 2005, we granted 50,000 stock options to Mr. Snodgrass at an exercise price of $5.86 per share. These options vest in four equal installments starting annually on January 1, 2006.

POTENTIAL PAYMENTS UPON TERMINATION AND CHANGE IN CONTROL

         POTENTIAL SEVERANCE PAYMENTS

         As described above, our employment agreements with Messrs. Roling and Love provide for severance benefits in the event that the executive's employment is terminated under certain circumstances. The following table sets forth severance payments and benefits that we would have been obligated to pay to Messrs. Roling and Love assuming a triggering event had occurred under each of their respective agreements as of December 31, 2006:

                                                                     VALUE OF
                                                 CONTINUATION    ACCELERATION OF                      TOTAL
                   CASH SEVERANCE     BONUS      OF BENEFITS    VESTING OF EQUITY    OUTPLACEMENT   SEVERANCE
NAME               PAYMENT ($)(1)   VALUE ($)        ($)          AWARDS ($)(4)      SERVICES ($)  BENEFITS ($)
------------------ ---------------- ----------- --------------- ------------------- ------------- --------------
Daniel Roling              600,000  100,000(2)      51,150 (3)                  --     42,000(5)        793,150
------------------ ---------------- ----------- --------------- ------------------- ------------- --------------
T. Michael Love            275,000         --              --                   --           --         275,000
------------------ ---------------- ----------- --------------- ------------------- ------------- --------------

(1) Represents twelve months of cash severance payments based on the executive's salary payable in a lump sum or periodic payments as provided in the executive's employment agreement.
(2) Consists of prorated annual cash bonus payment calculated by multiplying the target amount (50% of base salary) by a fraction, the numerator of which is the number of calendar months (full or partial) during which Mr. Roling was employed by the Company in 2006 and the denominator of which is 12;
(3) Represents the estimated cost of continuation of the following benefits for the severance period: (i) insurance coverage for medical, major medical and disability coverage; (ii) automobile allowance; and (iii) reimbursement of fees for professional services of $10,000.
(4) Represents the value of accelerated "in the money" stock options using the closing price of our common stock on December 29, 2006 of $6.00, as reported by NASDAQ. At December 31, 2006, no stock options held by the executives were "in the money."
(5)  Represents the estimated  costs to the Company of providing Mr. Roling with
     (i) outplacement services for a period of twelve months with agency selected by Mr. Roling, based upon the customary fees charged by nationally rated firms engaged in providing such services, and (ii) office space and secretarial support for a period of twelve months to assist Mr. Roling in searching for and obtaining a new position.

         POTENTIAL CHANGE IN CONTROL PAYMENTS

         As described above, our employment agreements with Messrs. Roling and Love provide for accelerated vesting of all options held by such executives upon a change in control. The following table sets forth the change in control benefits that we would have been obligated to pay to our named executive officers assuming a change in control had occurred as of December 31, 2006:

------------------------------- --------------------------- -------------------
                                  VALUE OF ACCELERATION
                                   OF VESTING OF EQUITY          280G TAX
NAME                                  AWARDS ($)(1)            GROSS UP ($)
------------------------------- --------------------------- -------------------
Daniel Roling                                          --         200,000 (2)
------------------------------- --------------------------- -------------------
T. Michael Love                                        --                 --
------------------------------------------------------------------------------

(1) Represents the value of accelerated "in the money" stock options using the closing price of our common stock on December 29, 2006 of $6.00, as reported by NASDAQ. At December 31, 2006, no stock options held by the executives were "in the money."

(2) Mr. Roling is entitled to receive up to $200,000 of additional cash compensation to reimburse him for any excise taxes payable by Mr. Roling on payments, distributions or benefits that are subject to excise taxes as provided under Section 4999 of the Internal Revenue Code.

EQUITY COMPENSATION PLAN INFORMATION

         The following table sets forth certain information as of December 31, 2006 regarding equity compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance:

                                                                                                NUMBER OF SECURITIES
                                                                                               REMAINING AVAILABLE FOR
                                        NUMBER OF SECURITIES TO       WEIGHTED-AVERAGE      FUTURE ISSUANCE UNDER EQUITY
                                        BE ISSUED UPON EXERCISE      EXERCISE PRICE OF           COMPENSATION PLANS
                                        OF OUTSTANDING OPTIONS,     OUTSTANDING OPTIONS,        (EXCLUDING SECURITIES
                                          WARRANTS AND RIGHTS       WARRANTS AND RIGHTS       REFLECTED IN COLUMN (A))
PLAN CATEGORY                                     (a)                       (b)                          (c)
-----------------------------------    ------------------------    ---------------------    -----------------------------
Equity compensation plans approved            1,323,625                   $ 5.90                      479,625
by security holders (1)
Equity compensation plans not
approved by security holders                     --                         --                           --
TOTAL                                         1,323,625                   $ 5.90                      479,625

------------------
(1) Consists of shares underlying our 2004 Stock Option Plan, of which an aggregate of 2,750,000 shares initially were reserved for issuance. All outstanding awards under the 2004 Stock Option Plan consist of stock options.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

         The following table presents information regarding the beneficial ownership of our common stock as of April 16, 2007 by:

         o each of our directors and named executive officers serving at April 16, 2007;

         o        all of our directors and executive officers as a group; and

         o each shareholder known by us to be the beneficial owner of more than 5% of our common stock.

         Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Unless otherwise indicated below, to our knowledge, the persons and entities named in the table have sole voting and sole investment power with respect to all shares beneficially owned, subject to community property laws where applicable. Shares of our common stock subject to options that are currently exercisable or exercisable within 60 days of April 16, 2007 are deemed to be outstanding and to be beneficially owned by the person holding the options for the purpose of computing the percentage ownership of that person but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

         The information presented in this table is based on 19,540,745 shares of our common stock outstanding on April 16, 2007. Unless otherwise indicated, the address of each of the executive officers and directors and 5% or more shareholders named below is c/o National Coal Corp., 8915 George Williams Road, Knoxville, Tennessee 37923.

                                                                  PERCENTAGE OF
                                            NUMBER OF SHARES          SHARES
NAME OF BENEFICIAL OWNER                   BENEFICIALLY OWNED      OUTSTANDING
---------------------------------------    ------------------     -------------

DIRECTORS AND NAMED EXECUTIVE OFFICERS:
  Daniel A. Roling (1_.................               700,000            3.6%
  T. Michael Love (2)..................                50,000             *
  Charles Kite (3).....................               215,750            1.1%
  William R. Snodgrass (4).............                62,500             *
  Kenneth Hodak (5)....................                 1,750             *
  Jon Nix (6)..........................             6,126,138           31.4%
  Scott Filstrup (7)...................                62,500             *
  Robert Heinlein (7)..................                62,500             *
  Kenneth Scott (7)....................                62,500             *
  Gerald J. Malys......................                     -             *

DIRECTORS AND EXECUTIVE OFFICERS
   AS A GROUP (10 PERSONS) (8).........             7,343,638           36.3%

5% SHAREHOLDERS:
  The J-K Navigator Fund L.P. (9)......             1,940,400            9.9%
  Crestview Capital Master LLC (10)....             3,746,412           18.6%
  Stewart & Jennifer Flink (11)........             3,786,498           18.7%
  Jenco Capital Corporation (12).......             2,161,133           11.1%
  Nancy Hoyt Revocable Trust (13)......             3,918,220           19.3%

---------------
*     Less than 1%.

(1) Consists of (i) 300,000 shares of common stock, and (ii) 400,000 shares of common stock that Mr. Roling has the right to acquire pursuant to a call option acquired from Jon Nix.
(2) Consists of 50,000 shares of common stock reserved for issuance upon exercise of stock options which currently are exercisable or will become exercisable within 60 days of April 16. 2007.
(3) Consists of (i) 122,000 shares of common stock, and (ii) 93,750 shares of common stock reserved for issuance upon exercise of stock options which currently are exercisable or will become exercisable within 60 days of April 16, 2007.
(4) Consists of (i) 12,500 shares of common stock, and (ii) 50,000 shares of common stock reserved for issuance upon exercise of stock options which currently are exercisable or will become exercisable within 60 days of April 16, 2007.
(5)   Consists of 1,750 shares of common stock.
(6) Consists of (i) 3,687,500 shares of common stock, (ii) 2,161,138 shares of common stock held by Jenco Capital Corporation over which Mr. Nix has voting and investment power, (iii) 275,000 shares of common stock beneficially owned by Mr. Nix's spouse, Jeanne Bowen Nix, and (iv) 2,500 shares of common stock beneficially owned by Mr. Nix's dependents.
(7) Consists of (i) 25,000 shares of common stock, and (ii) 37,500 shares of common stock reserved for issuance upon exercise of stock options which currently are exercisable or will become exercisable within 60 days of April 16, 2007.
(8) Consists of (i) 6,645,388 shares of common stock, and (ii) 398,250 shares of common stock reserved for issuance upon exercise of stock options which currently are exercisable or will become exercisable within 60 days of April 16, 2007.
(9)   Consists of 1,940,400 shares of common stock.
(10) Consists of (i) 3,112,312 shares of common stock, and (ii) 634,100 shares of common stock that may be acquired from the registrant upon exercise of outstanding warrants and conversion of outstanding convertible preferred equity securities.
(11) Consists of (i) 18,506 shares of common stock, (ii) 21,580 shares of common stock that may be acquired from the registrant upon exercise of warrants and conversion of convertible preferred equity securities; and
      (iii) 3,746,412 shares of common stock beneficially owned by Crestview Capital Master, LLC, Dillon Capital, and Crestview Capital Partners, LLC over which Stewart Flink has voting and investment power.
(12) Mr. Nix exercises voting and investment authority over the shares held by this shareholder.
(13) Consists of (i) 66,808 shares of common stock, (ii) 105,000 shares of common stock that may be acquired from the registrant upon exercise of warrants and conversion of convertible preferred equity securities, and
      (iii) 3,746,412 shares of common stock beneficially owned by Crestview Capital master, LLC, Dillon Capital and Crestview Capital Partners, LLC over which Robert Hoyt, Nancy Hoyt's husband, has voting and investment power. Nancy Hoyt exercises voting and investment authority over the shares held by the Nancy Hoyt Revocable Trust.

ITEM 13.      CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS,  AND  DIRECTOR
              INDEPENDENCE

REVIEW AND APPROVAL OF RELATED PERSON TRANSACTIONS

         We have adopted a Code of Ethical Conduct that applies to all employees and directors of the company. This Code of Ethical Conduct requires that all of our employees and directors avoid engaging in activities that give rise to conflicts of interest, including engaging in any transactions with the company, without first obtaining a waiver. Executive officers and directors are required to obtain such a waiver from our Board of Directors or an appropriate committee of our Board. There were no instances during 2006 in which an executive officer or director engaged in a related party transaction with the company without first obtaining a waiver under as required under our Code of Ethical Conduct.

REPORTABLE RELATED PERSON TRANSACTIONS

         Other than the employment arrangements described elsewhere in this report and the transactions described below, since January 1, 2006, there has not been, nor is there currently proposed, any transaction or series of similar transactions to which we were or will be a party:

         o        in which the amount involved exceeds $120,000; and

         o in which any director, executive officer, shareholder who beneficially owns 5% or more of our common stock or any member of their immediate family had or will have a direct or indirect material interest.

         On June 5, 2006, we sold 100,000 shares to Daniel Roling, our President and CEO, for a total price of $888,000.

         On March 2, 2007, we sold 200,000 shares of our common stock to Daniel Roling, our President and Chief Executive Officer, for a purchase price of $4.65 per share. The sale to Mr. Roling was made pursuant to a subscription agreement, dated February 28, 2007, and was part of a larger offering of 3,000,000 shares our common stock in which two institutional investors acquired the remaining shares. In connection with the offering, we entered into a registration rights agreement with Mr. Roling and the other purchasers, dated February 28, 2007, pursuant to which we agreed to register with the Securities and Exchange Commission the resale by the purchasers of the shares purchased in the offering.

INDEPENDENCE OF THE BOARD OF DIRECTORS

         Since April 2005, the majority of our Board has been comprised of "independent" directors within the meaning of the applicable rules for companies traded on NASDAQ. During 2006, the Board determined that each of Scott Filstrup, Robert Heinlein, Gerald Malys and Kenneth Scott were independent.

ITEM 14.      PRINCIPAL ACCOUNTANT FEES AND SERVICES

         On August 25, 2006, Gordon, Hughes & Banks resigned as our independent registered public accounting firm. The report of Gordon, Hughes, & Banks on our financial statements for the fiscal year ended December 31, 2005 did not contain an adverse opinion or disclaimer of opinion and was not modified as to uncertainty, audit scope, or accounting principles. In connection with its audits for the fiscal year ended December 31, 2005, and the interim period from January 1, 2006 through August 24, 2006, there were no disagreements with Gordon, Hughes & Banks on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Gordon, Hughes, & Banks would have caused them to make reference thereto in their report on the financial statements for such year. In addition, no reportable events, as defined in Item 304(a)(1)(v) of Regulation S-K, occurred during our fiscal year ended December 31, 2005, and the subsequent interim period through August 24, 2006. We requested that Gordon, Hughes, & Banks furnish us with a letter addressed to the Securities and Exchange Commission ("SEC") stating whether or not it agreed with the above statements. A copy of such letter, dated August 30, 2006, is filed as Exhibit 16.1 to our Current Report on Form 8-K filed with the SEC on August 31, 2006.

         On August 25, 2006, we engaged Ernst & Young LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2006, and to perform procedures related to the financial statements included in our quarterly reports on Form 10-Q, beginning with, and including, the quarter ended September 30, 2006. Our Audit Committee approved the engagement of Ernst & Young. We did not consult with Ernst & Young during our two most recent fiscal years or during any subsequent interim period prior to its appointment as auditor regarding either (i) the application of accounting principle to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on our consolidated financial statements, and neither oral advice nor a written report was provided to us that Ernst & Young concluded was an important factor considered by us in reaching a decision as to the accounting, auditing or financial reporting issue; or (ii) any matter that was either the subject of disagreement (as defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions) or a reportable event (within the meaning of Item 304(a)(1)(v) of Regulation S-K).

         All audit work for the fiscal year ended December 21, 2006 was performed by the full time employees of Ernst & Young LLP. Generally, the Audit Committee approves in advance audit and non-audit services to be provided by Ernst & Young LLP. In other cases, in accordance with Rule 2-01(c)(7) of Securities and Exchange Commission Regulation S-X, the Audit Committee has delegated pre-approval authority to the Chairman of the Audit Committee for matters which arise or otherwise require approval between regularly scheduled meetings of the Audit Committee, provided that the Chairman reports such approvals to the Audit Committee at the next regularly scheduled meeting of the Audit Committee. The Audit Committee has considered whether the provision of non-audit services is compatible with maintaining the principal accountant's independence, and has approved such services.

         AUDIT FEES. Ernst & Young billed us an aggregate of approximately $319,830 (including out-of-pocket expenses of $27,705) in fees for audit services associated with the audit of our annual financial statements for the fiscal year ended December 31, 2006 and the review of the financial statements included in our Form 10-Q for the third quarter of fiscal 2006.

         Gordon, Hughes, & Banks billed us an aggregate of $133,368 (including out-of-pocket expenses of $10,293) in fees for audit services associated with the audit of our annual financial statements for the fiscal year ended December 31, 2005 and the reviews of the financial statements included in our Form 10-Q for the first and second quarters of fiscal 2006.

         AUDIT-RELATED FEES. Ernst & Young billed us an aggregate of $148,705 (including out-of-pocket expenses of $3,919) in fees for audit-related services for the year ended December 31, 2006. Gordon, Hughes, & Banks billed us an aggregate of $41,767 and $13,600 in fees for audit-related services for the years ended December 31, 2006 and 2005, respectively. Audit-related services principally include due diligence in connection with acquisitions, financing transactions, and accounting consultations.

         TAX FEES. Fees were incurred with Gordon, Hughes, & Banks totaling $7,000 during the years ended December 31, 2005 for tax services, including for tax compliance, tax advice and tax planning. We incurred no such fees with Ernst & Young, LLP.

         ALL OTHER FEES. No other fees were incurred during the years ended December 31, 2006 and 2005 for services provided by Ernst & Young LLP and Gordon, Hughes & Banks, LLP except as described above.

                                     PART IV

ITEM 15.      EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(3)  Exhibits.

  EXHIBIT
   NUMBER                                 EXHIBIT TITLE
-------------    ---------------------------------------------------------------

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

                                       NATIONAL COAL CORP.

Date: April 23, 2007                         /S/ T. MICHAEL LOVE
                                       -----------------------------------------
                                       By:   T. Michael Love
                                       Its:  Chief Financial Officer
                                             (Principal Financial and Accounting
                                             Officer)

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

           NAME                               TITLE                    DATE
           ----                               -----                    ----

  /S/ DANIEL A. ROLING             Chief Executive Officer,       April 23, 2007
-------------------------------      President, and Director
    Daniel A. Roling                 (Principal Executive
                                     Officer)

   /S/ T. MICHAEL LOVE             Chief Financial Officer        April 23, 2007
-------------------------------      and Director (Principal
     T. Michael Love                 Financial and Accounting
                                     Officer)

            *                      Chairman of the Board          April 23, 2007
-------------------------------
         Jon Nix

            *                      Director                       April 23, 2007
-------------------------------
     Scott Filstrup

            *                      Director                       April 23, 2007
-------------------------------
     Robert Heinlein

            *                      Director                       April 23, 2007
-------------------------------
      Gerald Malys

            *                      Director                       April 23, 2007
-------------------------------
        Ken Scott

* By:     /S/ T. MICHAEL LOVE
       ------------------------
       T. Michael Love
       As Attorney-In-Fact

                               INDEX TO EXHIBITS


  EXHIBIT
   NUMBER                                 EXHIBIT TITLE
-------------    ---------------------------------------------------------------

    31.1 Certification of Principal Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.
    31.2 Certification of Principal Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.


                                      EX-1