Form 10-Q
period 2007-03-31
NATIONAL COAL CORP
filed 2007-05-15
CIK 1089575

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 2007

                                       or

[_] Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

          For the transition period from _____________ to ____________.

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

       As of May 11, 2007, the issuer had 20,277,012 shares of common stock, par value $.0001 per share, issued and outstanding.

================================================================================

                               NATIONAL COAL CORP.

                               INDEX TO FORM 10-Q

                                                                            PAGE
                                                                            ----

PART I    FINANCIAL INFORMATION................................................3

Item 1.   Financial Statements.................................................3

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations.................................16

Item 3.   Quantitative and Qualitative Disclosures About Market Risk..........26

Item 4.   Controls and Procedures.............................................26

PART II   OTHER INFORMATION...................................................26

Item 1.   Legal Proceedings...................................................26

Item 1A.  Risk Factors........................................................27

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.........27

Item 6.   Exhibits............................................................28

                          PART I: FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                               NATIONAL COAL CORP.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                   (UNAUDITED)
                                                                                MARCH 31,     DECEMBER 31,
                                                                                  2007            2006
                                                                              ------------    ------------
ASSETS
Current assets
   Cash and cash equivalents ..............................................   $  9,690,013    $  2,180,885
   Accounts receivable ....................................................      3,255,461       3,712,779
   Inventory ..............................................................      4,507,390       2,221,742
   Prepaid and other current assets .......................................        697,139         867,247
                                                                              ------------    ------------
     Total current assets .................................................     18,150,003       8,982,653

   Assets held for sale ...................................................           --           640,649
   Property, plant equipment and mine development, net ....................     54,055,169      55,837,627
   Deferred financing costs ...............................................      2,709,670       2,856,534
   Restricted cash ........................................................     17,447,614      17,246,751
   Other non-current assets ...............................................        689,747         427,516
                                                                              ------------    ------------
     Total Assets .........................................................   $ 93,052,203    $ 85,991,730
                                                                              ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities
   Current maturities of long-term debt ...................................   $  3,898,009    $  4,720,671
   Current installments of obligations under capital leases ...............        210,862         351,668
   Current portion of asset retirement obligations ........................      1,245,659       1,378,967
   Accounts payable and accrued expenses ..................................      9,738,445      11,981,495
                                                                              ------------    ------------
     Total current liabilities ............................................     15,092,975      18,432,801

   Long-term debt, less current maturities, net of discount ...............     64,103,994      62,093,134
   Obligations under capital leases, less current installments ............        156,749         321,071
   Asset retirement obligations, less current portion .....................      6,002,206       5,835,927
   Deferred revenue .......................................................        903,815       1,032,426
   Other non-current liabilities ..........................................        265,548         199,430
                                                                              ------------    ------------
     Total Liabilities ....................................................     86,525,287      87,914,789
                                                                              ------------    ------------

Commitments and contingencies (Note 13)

Stockholders' equity (deficit)
   Series A convertible  preferred  stock,  $.0001 par value;  8% coupon;
   1,611 shares authorized; 702.54 and 782.54 shares issued and outstanding
   at March 31, 2007 and December 31, 2006, respectively ..................           --              --
   Common stock, $.0001 per value; 80 million shares authorized; 19,540,745 and 16,340,744 shares issued and outstanding at March 31, 2007 and
   December 31, 2006, respectively ........................................          1,954           1,634
   Additional paid-in capital .............................................     56,460,876      42,049,703
   Accumulated deficit ....................................................    (49,935,914)    (43,974,396)
                                                                              ------------    ------------
     Total stockholders' equity (deficit) .................................      6,526,916      (1,923,059)
                                                                              ------------    ------------
     Total liabilities and stockholders' equity (deficit) .................   $ 93,052,203    $ 85,991,730
                                                                              ============    ============

The accompanying notes are an integral part of these condensed consolidated financial statements.

                               NATIONAL COAL CORP.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                THREE MONTHS
                                                               ENDED MARCH 31,
                                                        ----------------------------
                                                            2007            2006
                                                        ------------    ------------
Revenues
  Coal sales ........................................   $ 18,813,897    $ 20,237,770
  Other revenues ....................................        221,048         230,962
                                                        ------------    ------------
   Total revenues ...................................     19,034,945      20,468,732
                                                        ------------    ------------

Expenses
  Cost of sales .....................................     17,593,913      20,730,715
  Depreciation, depletion, amortization and accretion      3,628,596       3,832,236
  General and administrative ........................      2,078,897       2,056,709
                                                        ------------    ------------
   Total operating expenses .........................     23,301,406      26,619,660
                                                        ------------    ------------

Operating loss ......................................     (4,266,461)     (6,150,928)
                                                        ------------    ------------

Other income (expense)
  Interest expense ..................................     (2,104,348)     (1,868,844)
  Interest income ...................................        298,637         216,754
  Other income (expense), net .......................        110,654         124,124
                                                        ------------    ------------
   Total other income (expense) .....................     (1,695,057)     (1,527,966)
                                                        ------------    ------------

Net loss ............................................     (5,961,518)     (7,678,894)

Preferred stock dividend ............................       (207,875)       (240,599)
                                                        ------------    ------------

Net loss attributable to common shareholders ........   $ (6,169,393)   $ (7,919,493)
                                                        ============    ============

Basic net loss per common share .....................   $      (0.35)   $      (0.56)
                                                        ============    ============

Diluted net loss per common share ...................   $      (0.35)   $      (0.56)
                                                        ============    ============

Weighted average common shares ......................     17,509,633      14,076,661
                                                        ============    ============

The accompanying notes are an integral part of these condensed consolidated financial statements.

                               NATIONAL COAL CORP.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                          THREE MONTHS
                                                                                         ENDED MARCH 31,
                                                                                  ----------------------------
                                                                                      2007            2006
                                                                                  ------------    ------------

Cash Flows from Operating Activities
  Net loss ....................................................................   $ (5,961,518)   $ (7,678,894)
  Adjustments to reconcile net loss to net cash provided by operating activities:
     Depreciation, depletion, amortization and accretion ......................      3,628,596       3,832,236
     Amortization of deferred financing costs .................................        172,211         142,258
     Amortization of notes discount ...........................................        161,331         142,843
     Gain on disposal of assets ...............................................       (164,457)       (115,579)
     Loss (gain) on extinguishment of debt ....................................         50,720          (8,544)
     Settlement of asset retirement obligations ...............................       (191,514)        (68,316)
     Non-cash compensation:
       Stock option expense ...................................................        234,875         348,848
       Related party option expense ...........................................        434,493            --
     Changes in operating assets and liabilities:
       Decrease (increase) in accounts receivable .............................        457,317        (737,649)
       Increase in inventory ..................................................     (2,285,648)     (1,362,443)
       Decrease (increase) in prepaid and other current assets ................        170,108        (388,320)
       Decrease in other non-current assets ...................................         27,903            --
       (Decrease) increase in accounts payable and accrued expenses ...........     (2,079,607)      4,665,778
       Decrease in deferred revenue ...........................................       (128,611)        (26,144)
       Increase (decrease) in other non-current liabilities ...................         66,117          (2,787)
                                                                                  ------------    ------------
         Net cash flows used in operating activities ..........................     (5,407,684)     (1,256,713)
                                                                                  ------------    ------------

Cash Flows from Investing Activities
  Capital expenditures ........................................................     (1,358,241)    (10,576,902)
  Proceeds from sale of equipment .............................................      1,040,932         385,000
  Increase in restricted cash .................................................       (200,864)     (7,797,607)
  Increase in prepaid royalties ...............................................       (290,134)       (188,880)
                                                                                  ------------    ------------
     Net cash flows used in investing activities ..............................       (808,307)    (18,178,389)
                                                                                  ------------    ------------

Cash Flows from Financing Activities
  Proceeds from issuance of common and preferred stock ........................     13,950,000           9,018
  Proceeds from exercise of options and warrants ..............................           --           223,300
  Proceeds from issuance of notes payable .....................................        441,077            --
  Proceeds from borrowings on Term Loan Credit Facility .......................      2,000,000            --
  Repayments on notes payable .................................................     (1,664,548)     (1,059,932)
  Repayments of capital leases ................................................       (604,747)        (69,712)
  Payments for deferred financing costs .......................................        (25,346)        (14,410)
  Dividends paid ..............................................................       (371,317)           --
                                                                                  ------------    ------------
     Net cash flows provided by (used in) financing activities ................     13,725,119        (911,736)
                                                                                  ------------    ------------

NET INCREASE (DECREASE) IN CASH ...............................................      7,509,128     (20,346,838)
Cash and cash equivalents at beginning of period ..............................      2,180,885      25,434,988
                                                                                  ------------    ------------
Cash and cash equivalents at end of period ....................................   $  9,690,013    $  5,088,150
                                                                                  ------------    ------------

Supplemental disclosures
  Interest paid in cash .......................................................   $    313,929    $    120,159
   Non-cash investing and financing transactions:
      Preferred stock dividends converted to common stock .....................           --            16,127
      Equipment acquired via installment purchase obligations and notes payable        250,338         477,967
      Equipment acquired via capital leases ...................................        248,900         265,300

The accompanying notes are an integral part of these condensed consolidated financial statements.

                               NATIONAL COAL CORP.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.       BASIS OF PRESENTATION

         The unaudited condensed consolidated financial statements do not include footnotes and certain financial information normally presented annually under accounting principles generally accepted in the United States of America and should, therefore, be read in conjunction with the Annual Report on Form 10-K of National Coal Corp. (the "Company") for the year ended December 31, 2006. The accompanying unaudited condensed consolidated financial statements reflect all adjustments that, in the opinion of management, are considered necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year-end. The results of operations for the quarter ended March 31, 2007 are not necessarily indicative of results that can be expected for the fiscal year.

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

         The Company adopted the provisions of FIN No. 48 on January 1, 2007 with no impact to retained earnings. The Company has determined that it has no uncertain tax position.

         Due to the existence of net operating loss ("NOL") carryforwards, the Company has not currently accrued interest on any of its unrecognized tax benefits. If the accrual of interest or penalties becomes appropriate, the Company will record an accrual in its income tax provision.

         The Company's Federal and state income tax returns for the years 2003 (inception) and beyond remain subject to examination by the Internal Revenue Service and various state taxing authorities.

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

                               NATIONAL COAL CORP.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED
                                   (UNAUDITED)

3.       INVENTORY

         Inventory consists of the following:

                                                MARCH 31,           DECEMBER 31,
                                                  2007                  2006
                                              ------------          ------------
Coal ...............................          $  4,311,225          $  2,014,710
Tires ..............................               196,165               207,032
                                              ------------          ------------
   Inventory .......................          $  4,507,390          $  2,221,742
                                              ============          ============



4.       PROPERTY,   PLANT,   EQUIPMENT   AND  MINE   DEVELOPMENT   AND   ASSETS
         HELD-FOR-SALE

         Property, plant, equipment and mine development is as follows:

                                                               MARCH 31,     DECEMBER 31,
                                                                 2007            2006
                                                             ------------    ------------
Furniture and office equipment ...........................   $    383,101    $    345,554
Mining equipment and vehicles ............................     50,633,329      48,864,201
Land and buildings .......................................      6,678,684       6,674,027
Mineral rights ...........................................     11,911,309      11,911,309
Mine development .........................................     10,286,572      10,003,328
Construction in progress .................................        100,133         854,399
                                                             ------------    ------------
     Total property, plant, equipment and mine development     79,993,128      78,652,818
Less accumulated depreciation, depletion and amortization     (25,937,959)    (22,815,191)
                                                             ------------    ------------
     Property, plant, equipment and mine development, net    $ 54,055,169    $ 55,837,627
                                                             ============    ============


         Mining equipment includes  approximately $493,000 and $869,000 of gross
assets  under  capital   leases  at  March  31,  2007  and  December  31,  2006,
respectively.

         Depreciation expense for the three months ended March 31, 2007 and 2006 was approximately $3,068,000 and $3,484,000, respectively.

         The net book value of assets held for sale at December 31, 2006 approximated the fair value and is disclosed separately on the balance sheet. In January 2007, these assets were sold for a gain of approximately $4,000.

                               NATIONAL COAL CORP.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED
                                   (UNAUDITED)

5.       OTHER NON-CURRENT ASSETS

         Other non-current assets are as follows:

                                                       MARCH 31,    DECEMBER 31,
                                                         2007           2006
                                                     ------------   ------------
Prepaid royalties ................................   $    620,839   $    330,705
Notes receivable .................................         68,908         96,811
                                                     ------------   ------------
Total other non-current assets ...................   $    689,747   $    427,516
                                                     ============   ============


6.       ACCOUNTS PAYABLE AND ACCRUED EXPENSES

         Accounts payable and accrued expenses are as follows:

                                                       MARCH 31,    DECEMBER 31,
                                                         2007           2006
                                                     ------------   ------------
Accounts payable .................................   $  6,312,008   $  9,944,033
Accrued payroll and related taxes ................        155,599        189,753
Accrued interest .................................      1,831,437        379,581
Accrued insurance premiums .......................        355,276        310,726
Accrued dividends ................................        385,038        548,480
Royalty obligations ..............................        513,718        464,987
Accrued federal, state and local taxes ...........        185,369        143,935
                                                     ------------   ------------
Total accounts payable and accrued expenses ......   $  9,738,445   $ 11,981,495
                                                     ============   ============


7.       DEBT AND FINANCING ARRANGEMENTS

         TERM LOAN CREDIT FACILITY

         On October 12, 2006, the Company's wholly-owned subsidiary, National Coal Corporation, entered into a Term Loan Credit Facility that provides for borrowings of $10.0 million with Guggenheim Corporate Funding, LLC to fund general operating and working capital needs. The Company borrowed $8.0 million in 2006, and $2.0 million in March 2007.

         Under this Term Loan Credit Facility, the Company's obligations are secured by a priority senior lien on substantially all of the assets of the Company. All amounts under the credit facility become due and payable in March 2010 and the interest under this facility is payable at a rate equal to, at our option, the Eurodollar Rate plus 3.5% or the Base Rate (which approximates the prime rate) plus 2.5%. The term loan credit facility contains financial covenants and default provisions including that the Company maintain minimum levels of EBITDA and liquidity, maintain minimum interest coverage ratios, not exceed maximum leverage ratios, and that it limit certain future categories of transactions such as the incurrence of additional indebtedness and the sale of assets. In March 2007, Guggenheim agreed to amend the credit agreement and reset the financial covenants for 2007 and 2008 including: EBITDA, consolidated leverage, and consolidated interest coverage. As a result of the amendment, the applicable margin on the credit facility will increase by 1.0%. The applicable margin is the rate which is added to the Eurodollar Rate or Base Rate to determine the full interest rate on the facility. The applicable margin increase will remain in effect until the Company is in compliance with the original covenant schedule in the credit agreement. As of March 31, 2007, the Company was in compliance with all of its debt covenants.

                               NATIONAL COAL CORP.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED
                                   (UNAUDITED)

7.       DEBT AND FINANCING ARRANGEMENTS (CONTINUED)

         INSTALLMENT PURCHASE OBLIGATIONS

         In January 2007 and February 2007, the Company entered into new installment sale contracts with an equipment manufacturer pursuant to which the Company refinanced equipment with an aggregate principal value of approximately $719,000 formerly acquired under various capital leases. These installment sale contracts require payments over 36 months at fixed interest rates ranging from 5.29% to 8.75%. The obligations under the installment sale contracts are secured by the equipment purchased.

         The following table summarizes long-term debt obligations of the Company, excluding capital leases:

                                                     MARCH 31,      DECEMBER 31,
                                                        2007            2006
                                                   ------------    -------------
10.5% Senior Secured Notes, due 2010 ...........   $ 55,000,000    $ 55,000,000
Term Loan Credit Facility ......................     10,000,000       8,000,000
Bank note (prime + 1%), due 2007 ...............        414,882         637,374
Installment purchase obligations, due 2008 .....      1,791,833       2,825,209
Installment purchase obligations, due 2009 .....      2,861,137       3,200,286
Installment purchase obligations, due 2010 .....        667,763            --
Equipment notes (8.39%-9.28%, due 2009-2011) ...        115,659         125,382
Equipment note (4.48%, due 2009) ...............        207,695         234,721
Other ..........................................         80,555          89,512
Less unamortized discounts .....................     (3,137,521)     (3,298,679)
                                                   ------------    ------------
                                                     68,002,003      66,813,805
Less current portion of long-term debt .........     (3,898,009)     (4,720,671)
                                                   ------------    ------------
Long-term debt .................................   $ 64,103,994    $ 62,093,134
                                                   ============    ============

8.       LEASES

         The Company leases mining and certain other equipment under noncancelable lease agreements with terms up to five years. Rental expense for equipment under operating lease agreements with initial lease terms of one year or greater was approximately $572,000 and $145,000 for the three months ending March 31, 2007 and 2006, respectively.

         During the first quarter of 2007, the Company entered into a capital lease agreement of $248,900 with an equipment supplier for mining equipment with a comparable value. The lease is for a period of thirty-two months.

                               NATIONAL COAL CORP.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED
                                   (UNAUDITED)

9.       ASSET RETIREMENT OBLIGATIONS

         The following table describes the changes to the Company's asset retirement obligations:

Obligation at December 31, 2006 ...........................         $ 7,214,894
Accretion expense .........................................             224,485
Obligations settled .......................................            (191,514)
                                                                    -----------
Obligation at March 31, 2007 ..............................           7,247,865
Current portion ...........................................          (1,245,659)
                                                                    -----------
Long-term liability at March 31, 2007 .....................         $ 6,002,206
                                                                    ===========

10.      STOCKHOLDERS' EQUITY (DEFICIT)

         During the three months ended March 31, 2007 and 2006, no previously issued warrants were exercised.

         During the three months ended March 31, 2007 and 2006, holders of 80.00 and 64.23 shares of Series A cumulative convertible preferred stock with liquidation preferences totaling approximately $1,200,000 and$963,000 plus accrued dividends of $0 and $16,278, converted their shares into 200,000 and 163,288 shares of common stock, respectively.

         On February 28, 2007, the Company signed definitive subscription agreements to sell three million shares of its common stock at the February 28, 2007 closing consolidated bid price of $4.65 per share. Daniel Roling, the
Company's President and CEO, purchased 200,000 of these shares. Two institutional investors purchased 2,800,000 shares and the proceeds from the sale were $13,950,000. The Company filed a registration statement on Form S-3 to register the shares on April 27, 2007.

         During the three months ended March 31, 2006, the Company issued 101,500 shares of common stock and received gross proceeds of approximately $223,000 upon the exercise of stock options by employees or former employees. There were no stock option exercises during the three months ended March 31, 2007.

                               NATIONAL COAL CORP.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED
                                   (UNAUDITED)

11.      EARNINGS (LOSS) PER SHARE

         Basic earnings or loss per share are computed by dividing net income or loss by the weighted average number of common shares outstanding during the year. Diluted earnings or loss per share are computed similarly to basic earnings or loss per share except that they reflect the potential dilution that could occur if dilutive securities or other obligations to issue common stock were exercised or converted into common stock. Diluted earnings or loss per share includes dilutive common stock equivalents, using the treasury stock method, and assumes that the potentially dilutive instruments were converted into common stock at the beginning of the year or upon issuance. Stock options with exercise prices greater than the average fair market price for a period, which are defined as anti-dilutive, are not included in the diluted earnings or loss per share calculations because of their anti-dilutive effect. In periods of losses, diluted loss per share is computed on the same basis as basic loss per share as the inclusion of any other potential shares outstanding would be anti-dilutive.

         For the three months ended March 31, 2007 and 2006, 1,867,897 and 4,429,951 potentially dilutive shares of the Company from warrants, convertible preferred stock and stock options were not included in the computation of diluted loss per share because to do so would be anti-dilutive.

         The computations for basic and diluted earnings or loss per share from continuing operations for the three months ended March 31 are as follows:

                                                      2007             2006
                                                  ------------     ------------
Numerator:
Net loss .....................................      (5,961,518)      (7,678,894)
Preferred dividends ..........................        (207,875)        (240,599)
                                                  ------------     ------------
Numerator for basic and diluted ..............    $ (6,169,393)    $ (7,919,493)
                                                  ============     ============

Denominator:
Weighted average shares - basic ..............      17,509,633       14,076,661
Effect of warrants ...........................            --               --

Effect of convertible preferred shares .......       1,787,460        3,273,816
Effect of stock options ......................          80,437        1,156,135
                                                  ------------     ------------
Adjusted weighted average shares - diluted ...      19,377,530       18,506,612
                                                  ============     ============

Net loss per share - basic ...................    $      (0.35)    $      (0.56)

Net loss per share - diluted .................    $      (0.35)    $      (0.56)

                               NATIONAL COAL CORP.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED
                                   (UNAUDITED)

12.      STOCK-BASED COMPENSATION PLANS

         The Company's 2004 Option Plan (the "Plan") was authorized by the Board of Directors of the Company in March 2004, and amended in January 2005. Under the terms of the Plan, stock options may be granted to officers, directors, employees, and others. At March 31, 2007, 2,750,000 shares of common stock were authorized for issuance under the Plan. Shares subject to awards that expire unexercised or are otherwise terminated, again become available for awards. Upon exercise, stock is issued from unissued or treasury shares. The grant price of an option under the Plan may not be less than the fair market value of the common stock subject to such option on the date of grant. Options have a maximum life of ten years and vest 25% per year over a four year period.

         During the three months ended March 31, 2007 and 2006, the Company recognized $234,875 and $348,848 of compensation expense related to stock options, respectively.

         The fair value of each option was estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

                                                         Three Months Ended
                                                              March 31,
                                                      --------------------------
                                                         2007           2006
                                                      ----------     -----------
Expected term (years) ............................          6.25           6.25
Risk-free interest rates .........................          4.69%          4.36%
Expected dividend yield ..........................           0.0%           0.0%
Expected volatility ..............................         53.07%         50.58%


         The risk-free interest rate is based on the U.S. Treasury rate for the expected life at the time of grant, volatility is based on the average long-term implied volatilities of peer companies as the Company's trading history is limited, and the expected term is determined using the SIMPLIFIED method as accepted under Securities and Exchange Commission Staff Accounting Bulletin No. 107 assuming a ten-year original contract term and graded vesting over four years. The weighted-average grant-date fair value of options issued during the three months ended March 31, 2007 and 2006 were $3.67, and $2.63, respectively. The total intrinsic value of options exercised during the three months ended March 31, 2006 was $462,215. There were no options exercised during the three months ended March 31, 2007.

                               NATIONAL COAL CORP.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED
                                   (UNAUDITED)

12.      STOCK-BASED COMPENSATION PLANS (CONTINUED)

         The following table summarizes activity under the Plan for the three months ended March 31, 2007:

                                                                                   WEIGHTED
                                                                                    AVERAGE
                                                                  WEIGHTED         REMAINING         AGGREGATE
                                                OPTIONS           AVERAGE         CONTRACTUAL     INTRINSIC VALUE
                                              OUTSTANDING      EXERCISE PRICE   TERM (IN YEARS)        ($000)
                                            ---------------   ---------------   ---------------   ---------------
Outstanding at December 31, 2006 ........         1,323,625   $          6.90              8.81
Granted .................................           100,000              4.65
Exercised ...............................              --                 --
Forfeited ...............................               500              6.60
Expirations .............................              --                 --
                                            ---------------   ---------------   ---------------   ---------------
Outstanding at March 31, 2007 ...........         1,423,125   $          6.74              8.66   $       254,000
                                            ===============
Vested or expected to vest at
   March 31, 2007 .......................         1,266,273   $          6.68              8.61   $       239,144
                                            ===============
Exercisable .............................           411,189   $          5.50              7.74   $       158,250
                                            ===============

         As of March 31, 2007, there was $2,294,450 of total unrecognized compensation cost related to non-vested stock options granted under the Plan. That cost is expected to be recognized over a weighted average period of 2.9 years. The total fair value of shares vested during the three months ended March 31, 2007 and 2006 was $593,006 and $1,292,542, respectively.

         During the first quarter of 2007, the Board of Directors agreed to a modification of stock option agreements as they apply to independent directors. Previously, at such time as an independent director ceased to serve on the Board, his vested options outstanding at that time were exercisable for a period of 90 days. Currently, this survival period has been extended to 18 months.

         In March 2007, the Chairman of the Company's Board of Directors, who is also the former President and CEO, sold to the current President and CEO for $10 the fully vested option to purchase 400,000 shares of National Coal Corp. common stock at $7.00 per share until December 31, 2008. The transaction resulted in $434,493 of additional compensation expense to the Company in the three months ended March 31, 2007.

                               NATIONAL COAL CORP.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED
                                   (UNAUDITED)

13.      COMMITMENTS AND CONTINGENCIES

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

         The same plaintiffs filed a similar action in U.S. District Court based on essentially the same facts alleging NEPA violations regarding OSM's approval of an application for a revision of the same permit. The Company and the OSM have filed Motions for Summary Judgment based upon the outcome of the prior case above referenced. An unfavorable outcome of this action would not involve direct monetary damages; however significant financial losses could result from curtailed mining operations. Management believes that the U. S. District Court will dismiss this action based upon the prior ruling in the similar case by the U.S. Sixth Circuit Court.

         During 2005, the Company was audited by its previous workers' compensation insurance provider which contends that an additional approximately $1.4 million in premiums is owed for the year ended April 15, 2005. The matter primarily involves the application of premium rates to employees performing certain job functions. In January 2006, the Company paid $427,000 to the previous insurance provider. Currently, the matter has not been resolved and both parties have pursued legal action in the United States District Court of the Eastern District of Tennessee. While management believes legal reserves are sufficient for this matter, it is possible that the actual outcome of the matter could vary significantly from this amount. The authorized representative of the Company made an offer to settle to the attorney for the insurance company, which the attorney accepted; then two days later the attorney notified the Company representative that the offer of settlement was rejected. Counsel for the Company has filed a Motion with the Court to enforce the settlement accepted by the insurance company. Management will continue to review the amount of the accrual and any adjustment required to increase or decrease the accrual based on development of the matter will be made.

         In March 2006, the Company was named as defendant in a complaint filed in the United States District Court for the Eastern District of Kentucky by the sublessee of certain coal mining rights concurrent with the Company's operations in Kentucky. The Company is the sublessee of the right to mine coal using the underground method on the property in question, as the result of a 2004 acquisition. The complainant claims that it possesses the right to mine the coal at this property through the surface mining method and that by mining the coal by the highwall mining method, the Company committed either an intentional or negligent trespass. The complainant seeks damages in the range of $1.2 million to $2.8 million, which it estimates to be the range of gross profits from the revenues of the coal mined. Management acknowledges that the Company mined the coal in question, but contends that by using the highwall mining method, the Company mined the coal pursuant to the Lease by an underground mining method and therefore committed no trespass. As an additional defense, the Company has filed a third-party complaint against a consultant, who advised the Company that it had the right to mine the coal. This counterclaim could allow the Company to recover a portion of any amounts lost, if the original complainant is successful. A settlement in the amount of $100,000 was reached with the opposing party and documented for entry by Order of the Court in February 2007.

         In February 2006, the Company purchased a second highwall miner for approximately $6,500,000, which was immediately placed in service on the Straight Creek tracts in Southeastern Kentucky. In March 2006, this highwall miner was damaged by a rock collapse, which resulted in approximately three months of lost service. Repairs to the highwall miner totaled approximately $1,934,000 and were recorded as a cost of sales in the first two quarters of 2006. The initial insurance claim was denied, and in April 2006, management threatened legal action against the insurance provider. In September 2006, the insurance provider agreed to the claim, and the Company received approximately $1,867,000, which was recorded as a reduction of cost of sales in the third quarter of 2006. The Company also had a second insurance provider on a related claim pertaining to a front-end loader that was destroyed in the same March 2006 rock collapse. The Company agreed to a settlement and received proceeds of approximately $155,000 during the first quarter of 2007.

         On April 12, 2006, the Company was named as a defendant in a suit by Appalachian Fuels, LLC (the "Plaintiff"), along with Calvary Coal Company, Inc. ("Calvary"), a former independent contractor who was the Company's contract miner for the Kentucky operations during a portion of 2004 and 2005. The Plaintiff seeks to recover approximately $360,000, funds allegedly supplied to Calvary by the Plaintiff prior to the time of the Company's purchase of the Kentucky operations from the Plaintiff. The purchase agreement relating to the Kentucky operations allows for the deduction of the funds in question from the payments to Calvary only upon Calvary's written consent, which the Plaintiff did not obtain. Because the required written consent was not obtained, the Company did not deduct the funds in question and submit them to the Plaintiff. This matter was dismissed by the Boyd County, Kentucky Circuit Court in February 2007 and has not been appealed.

         The Company is made a party to other legal actions, claims, arbitration and administrative proceedings from time to time in the ordinary course of business. Management does not expect the outcome of these or other pending or threatened proceedings to have a material impact on the Company's cash flows, results of operations or financial condition.

                               NATIONAL COAL CORP.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED
                                   (UNAUDITED)

14.      RELATED PARTY TRANSACTIONS

         On February 28, 2007, the Company signed definitive subscription agreements to sell three million shares of its common stock at the February 28, 2007 closing consolidated bid price of $4.65 per share. Daniel Roling, the Company's President and CEO, purchased 200,000 of these shares for a total price of $930,000. The sale was completed on March 1, 2007.

         In March 2007, the Chairman of the Company's Board of Directors, who is also the former President and CEO, sold to the current President and CEO for $10 the fully vested option to purchase 400,000 shares of National Coal Corp. common stock at $7.00 per share until December 31, 2008. The transaction resulted in $434,493 of additional compensation expense to the Company in the three months ended March 31, 2007.

15.      EVENTS SUBSEQUENT TO MARCH 31, 2007

         Between April 1, 2007 and May 11, 2007, holders of 174.66 shares of our Series A convertible preferred stock with liquidation preferences totaling approximately $2,619,894 and unpaid dividends of approximately $61,000 converted their shares into 536,267 shares of our common stock.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The information contained in this Form 10-Q is intended to update the information contained in our Annual Report on Form 10-K for the year ended December 31, 2006 and presumes that readers have access to, and will have read, the "Management's Discussion and Analysis of Financial Condition and Results of Operations" and other information contained in such Form 10-K. The following discussion and analysis also should be read together with our condensed consolidated financial statements and the notes to the condensed consolidated financial statements included elsewhere in this Form 10-Q.

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

         Forward-looking statements speak only as of the date of this quarterly report. You should not put undue reliance on any forward-looking statements. The Company strongly encourages investors to carefully read the factors described in the Company's Annual Report on Form 10-K for the year ended

December 31, 2006 in the section entitled "Risk Factors" for a description of certain risks that could, among other things, cause actual results to differ from these forward-looking statements. The Company assumes no responsibility to update the forward-looking statements contained in this quarterly report on Form 10-Q.

OVERVIEW

         We mine, process and sell high quality bituminous steam coal from mines located in East Tennessee and Southeastern Kentucky. We own the coal mineral rights to approximately 74,600 acres of land and lease the rights to approximately 40,900 additional acres. We have expanded our operations considerably since commencing operations at a single surface mine in Tennessee in July 2003. As of March 31, 2007, our mining complexes included two underground mines, two surface mines, and one highwall mine. In addition, we have four preparation plants, two active and two inactive, and four unit train loading facilities, two active and two inactive, served by the CSX and Norfolk Southern ("NS") railroads. We hold permits that allow us to open five new mines close to our current operations. As of March 31, 2007, we controlled approximately 35.9 million estimated recoverable tons. During the three months ended March 31, 2007, we generated total revenues of approximately $19.0 million and EBITDA loss (See EBITDA NOTE below) of $0.6 million and sold approximately 368,000 tons of coal. Our goal is to acquire additional mines and increase production from existing reserves as market conditions allow.

         Our revenues have resulted primarily from the sale of coal to electric utility companies in the Southeastern United States. According to the U.S. Department of Energy, Energy Information Administration ("EIA"), the long-term outlook for coal demand in the Southeast is favorable, as coal generated electricity in our region is expected to grow at a rate of 2.5% per year. During the three months ended March 31, 2007, approximately 86% of our revenue was generated from coal sales to electric utility companies in the Southeastern United States. Our largest customers were South Carolina Public Service Authority (Santee Cooper), Duke Power, and East Kentucky Power Cooperative, representing approximately 37%, 22% and 13% of our revenues, respectively.

         In the three months ended March 31, 2007, our mines produced approximately 301,000 tons of coal. Approximately 55% of our production for the three months ended March 31, 2007 was produced at underground mines and 45% was produced at our surface and highwall mine operations. We sell a majority of our coal pursuant to long-term contracts. We plan to pursue additional long-term contracts.

         EBITDA NOTE:

         EBITDA is defined  as net loss plus (i) other  (income)  expense,  net,
         (ii) interest expense, (iii) depreciation, depletion, accretion and amortization minus (iv) interest income. Adjusted EBITDA is defined as EBITDA plus stock-based compensation expense. We present EBITDA and Adjusted EBITDA to enhance understanding of our operating performance. We use EBITDA and Adjusted EBITDA as a criteria for evaluating our performance relative to that of our peers, including measuring our cost effectiveness and return on capital, assessing our allocations of resources and production efficiencies and making compensation decisions. We believe that EBITDA and Adjusted EBITDA are operating performance measure that provides investors and analysts with a measure of our operating performance and permits them to evaluate our cost effectiveness and production efficiencies relative to competitors. In addition, our management uses EBITDA and Adjusted EBITDA to monitor and evaluate our business operations. However, EBITDA and Adjusted EBITDA are not measurements of financial performance under accounting principles generally accepted in the United States of America ("GAAP") and may not be comparable to other similarly titled measures of other companies. EBITDA and Adjusted EBITDA should not be considered as alternatives to cash flows from operating activities, determined in accordance with GAAP, as indicators of cash flows. The following reconciles our net loss to EBITDA and Adjusted EBITDA:

                                                    Three Months Ended March 31,
                                                       2007             2006
                                                   -----------      -----------

Net loss .....................................     $(5,961,518)     $(7,678,894)
Other (income) expense, net ..................        (110,654)        (124,124)
Interest income ..............................        (298,637)        (216,754)
Interest expense .............................       2,104,348        1,868,844
Depreciation, depletion, amortization
   and accretion .............................       3,628,596        3,832,236
                                                   -----------      -----------
EBITDA .......................................        (637,865)      (2,318,692)

Stock-based compensation expense (1) .........         669,368          348,848
                                                   -----------      -----------
Adjusted EBITDA ..............................     $    31,503      $(1,969,844)
                                                   ===========      ===========

(1) Includes $434,493, attributable to options sold to the President and CEO by the Chairman of the Company's Board of Directors who is also the former President and CEO.

RECENT ACCOUNTING PRONOUNCEMENTS

         In June 2006, the FASB issued Interpretation No. 48 ("FIN 48"), ACCOUNTING FOR UNCERTAINTY IN INCOME TAXES--AN INTERPRETATION OF FASB STATEMENT NO. 109. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We have determined that FIN 48 will have no material impact on our financial position and results of operations.

         We adopted the provisions of FIN No. 48 on January 1, 2007 with no impact to retained earnings. We have determined that we have no uncertain tax positions.

         Due to the existence of net operating loss ("NOL") carryforwards, we have not currently accrued interest on any of our unrecognized tax benefits. If the accrual of interest or penalties becomes appropriate, we will record an accrual in our income tax provision.

         Our Federal and state income tax returns for the years 2003 (inception) and beyond remain subject to examination by the Internal Revenue Service and various state taxing authorities.

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

                                                             THREE MONTHS
                                                                 ENDED
                                                               MARCH 31,
                                                         ---------------------
                                                           2007         2006
                                                         --------     --------

Revenues .............................................      100.0%       100.0%
                                                         --------     --------
Operating expenses:
   Cost of sales .....................................       92.4        101.3
   Depreciation, depletion, amortization
   and accretion .....................................       19.1         18.7
   General and administrative ........................       10.9         10.0
                                                         --------     --------
     Total operating expenses ........................      122.4        130.0
                                                         --------     --------
Loss from operations .................................      (22.4)       (30.0)
Other income (expense):
   Interest expense ..................................      (11.1)        (9.1)
   Interest income ...................................        1.6          1.0
   Other income (expense), net .......................        0.6          0.6
                                                         --------     --------
Net loss .............................................      (31.3)%      (37.5)%
                                                         ========     ========

COMPARISON OF THREE MONTHS ENDED MARCH 31, 2007 AND THREE MONTHS ENDED MARCH 31, 2006

                                          THREE MONTHS    THREE MONTHS
                                              ENDED          ENDED
                                            MARCH 31,      MARCH 31,        PERCENT
                                              2007            2006           CHANGE
                                          ------------    ------------    ------------
Revenues
  Coal sales ..........................   $ 18,813,897    $ 20,237,771            (7.0)%
  Other revenues ......................        221,048         230,962            (4.3)%
                                          ------------    ------------    ------------
   Total revenues .....................     19,034,945      20,468,733            (7.0)%
                                          ------------    ------------    ------------

Expenses
  Cost of sales .......................     17,593,913      20,730,716           (15.1)%
  Depreciation, depletion, amortization
   and accretion ......................      3,628,596       3,832,236            (5.3)%
  General and administrative ..........      2,078,897       2,056,709             1.1%
                                          ------------    ------------    ------------
   Total operating expenses ...........     23,301,406      26,619,661           (12.5)%
                                          ------------    ------------    ------------

Operating loss ........................     (4,266,461)     (6,150,928)          (30.6)%
                                          ------------    ------------    ------------

Other income (expense)
  Interest expense ....................     (2,104,348)     (1,868,844)           12.6%
  Interest income .....................        298,637         216,754            37.8%
  Other income (expense), net .........        110,654         124,124           (10.9)%
                                          ------------    ------------    ------------
   Total other income (expense) .......     (1,695,057)     (1,527,966)           10.9%
                                          ------------    ------------    ------------

Net loss ..............................     (5,961,518)     (7,678,894)          (22.4)%
                                          ------------    ------------    ------------


         REVENUES

         For the three months ended March 31, 2007, our revenues were derived entirely from coal sales to eleven customers, four of which were utilities and seven of which were industrial customers. Our five largest customers represented 92% of our total revenues. For the three months ended March 31, 2006, our revenues were derived entirely from coal sales to nine customers, four of which were utilities, four of which were industrial customers, and one of which was a coal broker. Our five largest customers represented 94% of our total revenues. The 7% decrease in coal sales during the three months ended March 31, 2007 is primarily attributable to a 6% decrease in weighted average net sales prices of our five largest customers, including penalties and premiums, and a 1% decrease in sales volume. Other revenues for the three months ended March 31, 2007 primarily consists of approximately $191,000 charged to another coal producer for use of our train loading facilities.

         OPERATING EXPENSES

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

         Excluding the cost of repairs to a highwall miner, which was damaged by a rock collapse in March 2006 resulting in approximately $1.8 million of unexpected expenses, cost of sales remained consistent at 92.4% for the three months ended March 31, 2006 and the three months ended March 31, 2007.

              DEPRECIATION, DEPLETION, AMORTIZATION, AND ACCRETION  EXPENSE

         Depreciation, depletion, amortization, and accretion expense in the three month period ended March 31, 2007 decreased (5.3)% when compared to the three month period ended March 31, 2006. This was primarily due to reduced operations in Kentucky as compared to the first quarter of 2006. Infrastructure and equipment at these halted Kentucky mines was not depreciated in 2007. This reduction was partially offset by net increases in capital expenditures for us in our Tennessee operations.

              GENERAL AND ADMINISTRATIVE EXPENSES

         General and administrative expenses primarily include non-operations salary, benefits and related expenses; consulting expenses; legal and professional fees; insurance expenses; and travel and travel related expenses. Changes in major components of general and administrative expenses are as follows: 1) $118,000 decrease in stock option expense primarily due to the accelerated vesting and exercise of executive options during 2006, 2) $161,000 decrease in payroll, primarily due to additional severance paid to former corporate employees and an executive bonus in first quarter 2006, 3) reductions in charitable contributions and travel expenses during 2007, offset by 4) $434,493 of additional compensation expense related to the sale by the Chairman of the Company's Board of Directors, who is also the former President and CEO, to the current President and CEO of the fully vested option to purchase 400,000 shares of National Coal Corp. common stock at $7.00 per share until December 31, 2008.

         OTHER INCOME (EXPENSE)

         The 12.6% increase in interest expense for the three month period ended March 31, 2007 compared to the three month period ended March 31, 2006 is attributable to an increase in the average outstanding balance of our debt related primarily to our $10.0 million Term Loan Credit Facility. Interest income increased by 37.8% primarily due to larger average short-term deposit balances. Other income (expense), net of $110,654 and $124,124 for the three months ended March 31, 2007 and 2006, respectively, relate primarily to gains on asset sales.

LIQUIDITY AND CAPITAL RESOURCES

         At March 31, 2007, we had cash and cash equivalents of approximately $9.7 million, working capital of approximately $3.1 million, and cash flows used in operations of approximately $5.4 million for the three months then ended. In order to fund general operating and working capital needs, we entered into a Term Loan Credit Facility in October 2006 that provided borrowings of $10.0 million with Guggenheim Corporate Funding, LLC. We borrowed $8.0 million in 2006 and the remaining $2.0 million in March 2007.

         At March 31, 2007, we had stockholders' equity of $6.5 million and incurred net losses of $6.0 million (excluding preferred stock dividends) for the three months then ended. We expect that we will continue to incur net losses into the foreseeable future which will reduce our stockholders' equity. On March 1, 2007 we sold three million shares of our common stock in a private sale. Two institutional investors purchased 2.8 million shares and our current CEO purchased the remaining 200,000 shares. Proceeds from the sale were approximately $14.0 million and will be used for potential internal and external growth opportunities and to fund general operating and working capital needs. We filed a registration statement on Form S-3 to register the shares for resale on April 27, 2007.

         As noted previously, we have made significant investments over the past three years to expand our production capacity. We are now in a position to increase our production when doing so will be economically advantageous. We have no material capital projects planned for the remainder of 2007 and our budgeted capital expenditures for the year are less than $3 million.

         We expect to be able to meet our liquidity requirements for the foreseeable future through current cash reserves and cash provided by operations. If our operating plans for the remainder of 2007 vary significantly from our expectations, we may have to seek additional financing sources. Also, in the case that market conditions improve and we determine that it is economically advantageous to resume expansion plans, we may have to seek additional financing sources. There are no assurances that our efforts to raise additional financial resources will be successful.

         The  following  table   summarizes  our  long-term  debt   obligations,
excluding capital leases:

                                                     MARCH 31,     DECEMBER 31,
                                                       2007            2006
                                                   ------------    ------------
10.5% Senior Secured Notes, due 2010 ...........   $ 55,000,000    $ 55,000,000
Term Loan Credit Facility ......................     10,000,000       8,000,000
Bank note (prime + 1%), due 2007 ...............        414,882         637,374
Installment purchase obligations, due 2008 .....      1,791,833       2,825,209
Installment purchase obligations, due 2009 .....      2,861,137       3,200,286
Installment purchase obligations, due 2010 .....        667,763            --
Equipment notes (8.39%-9.28%, due 2009-2011) ...        115,659         125,382
Equipment note (4.48%, due 2009) ...............        207,695         234,721
Other ..........................................         80,555          89,512
Less unamortized discounts .....................     (3,137,521)     (3,298,679)
                                                   ------------    ------------
                                                     68,002,003      66,813,805
Less current portion of long-term debt .........     (3,898,009)     (4,720,671)
                                                   ------------    ------------
Long-term debt .................................   $ 64,103,994    $ 62,093,134
                                                   ============    ============


              TERM LOAN CREDIT FACILITY

         On October 12, 2006, our wholly-owned subsidiary, National Coal Corporation, entered into a Term Loan Credit Facility that provides for borrowings of $10.0 million with Guggenheim Corporate Funding, LLC in order to fund general operating and working capital needs. We borrowed $8.0 million in 2006 and the remaining $2.0 million in March 2007.

         Under this Term Loan Credit Facility, the Company's obligations are secured by a priority senior lien on substantially all of the assets of the Company. All amounts under the credit facility become due and payable in March 2010 and the interest under this facility is payable at a rate equal to, at our option, the Eurodollar Rate plus 3.5% or the Base Rate (which approximates the prime rate) plus 2.5%. The term loan credit facility contains financial covenants and default provisions including that the Company maintain minimum levels of EBITDA and liquidity, maintain minimum interest coverage ratios, not exceed maximum leverage ratios, and that it limit certain future categories of transactions such as the incurrence of additional indebtedness and the sale of assets. In March 2007, Guggenheim agreed to amend the credit agreement and reset the financial covenants for 2007 and 2008 including: EBITDA, consolidated leverage, and consolidated interest coverage. As a result of the amendment, the applicable margin on the credit facility will increase by 1.0%. The applicable margin is the rate which is added to the Eurodollar Rate or Base Rate to determine the full interest rate on the facility. The applicable margin increase will remain in effect until we are back in compliance with the original covenant schedule in the credit agreement. As of March 31, 2007, the Company was in compliance with all of its debt covenants.

              10.5% SENIOR SECURED NOTES DUE 2010

         On December 29, 2005, we issued $55,000,000 in aggregate principal amount of 10.5% Senior Secured Notes due 2010 (the "Senior Secured Notes") and 55,000 warrants to purchase a total of 1,732,632 shares of the Company's common stock (the "Warrants"). The Senior Secured Notes and Warrants were sold in Units (the "Units") consisting of one $1,000 principal amount Note and one Warrant, which entitled the holder to purchase 31.5024 shares of Company common stock at an exercise price of $8.50 per share, subject to adjustment. The warrants are subject to mandatory conversion if the price of the Company's common stock remains above $12.75 for twenty or more days out of a thirty-day period. The Units were sold in a private placement exempt from the registration requirements under the Securities Act of 1933, as amended (the "Securities Act"). The Senior Secured Notes are fully and unconditionally guaranteed by all of our wholly-owned subsidiaries and were offered and sold within the United States only to qualified institutional buyers in reliance on Rule 144A under the Securities Act.

         The Senior Secured Notes were issued pursuant to an indenture with Wells Fargo Bank National Association, as trustee. Interest on the Senior Secured Notes accrues from the date of issuance or the most recent interest payment date, and is payable in cash semi-annually in arrears on June 15th and December 15th of each year. The warrants will expire on December 15, 2010. All of the securities in this offering were initially purchased by the underwriter.

         The Senior Secured Notes and the related guarantees are secured by a lien on substantially all of our and the guarantors' property and assets, including a pledge of 100% of the capital stock or other equity interests of our domestic subsidiaries. The Senior Secured Notes will mature on December 15, 2010. The Senior Secured Notes are subordinated to our $10 million Term Loan Credit Facility with Guggenheim Corporate Funding, LLC, and will rank senior to any future subordinated debt.

         Before December 15, 2008, we may, at any time or from time to time, redeem up to 35% of the aggregate principal amount of the Senior Secured Notes with the net proceeds of a public or private equity offering at 110.500% of the principal amount of the Senior Secured Notes, plus any accrued and unpaid interest, if at least 65% of the aggregate principal amount of the notes remains outstanding after such redemption and the redemption occurs within 90 days of the date of the closing of such equity offering. The remaining 65% of the Senior Secured Notes are redeemable, at our option, in whole or part, on or after December 15, 2008, in each case at the redemption prices described in the table below. All redemption prices are in addition to any accrued and unpaid interest to the date of the redemption.

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

         We immediately used approximately $22.1 million of the proceeds of the Senior Secured Note offering to repay existing indebtedness. During the year ended December 31, 2006, we used approximately $2.0 million to purchase a forty-two mile rail line in Tennessee, approximately $8.3 million as collateral to support reclamation bonds, and $19.7 million to purchase other equipment, refurbish a preparation plant and rail load-out, and to use as working capital.

         CASH FLOWS

         We currently satisfy our working capital requirements primarily through cash flows generated from operations and sales of debt and equity securities. For the three months ended March 31, 2007, we had a net increase in cash of approximately $7.5 million. Cash flows from operating, financing and investing activities for the three months ended March 31, 2007 and 2006 are summarized in the following table:

                                                          THREE MONTHS
                                                         ENDED MARCH 31,
                                                 ------------------------------
                  ACTIVITY                           2007              2006
                                                 ------------      ------------


Operating activities .......................     $ (5,407,684)     $ (1,256,713)
Investing activities .......................         (808,307)      (18,178,389)
Financing activities .......................       13,725,119          (911,736)
                                                 ------------      ------------
   Net increase (decrease) in cash .........     $  7,509,128      $(20,346,838)
                                                 ============      ============


         OPERATING ACTIVITIES

         The increase in net cash used for operating activities of approximately $4.1 million to $5.4 million used in operating activities during the three months ended March 31, 2007 was due to a decrease in accounts payable of $6.7 million and an increase in inventory of $0.9 million partially offset by a $1.7 million decrease in net loss and a $1.1 million decrease in accounts receivable during 2007. The primary reason for the decrease in net loss for 2007 is the $1.8 million expense related to the highwall miner accident damage in 2006.

         INVESTING ACTIVITIES

         Cash used in investing activities of $0.8 million was primarily related to net capital expenditures of $0.3 million, an increase in prepaid royalties of $0.3 million, and an increase in cash collateral supporting reclamation bonds of approximately $0.2 million.

         Cash used in investing activities of $18.2 million for the three months ended March 31, 2006 was primarily related to net capital expenditures of approximately $10.2 million including the acquisition of a forty-two mile rail line in Tennessee and the purchase of a highwall miner and other equipment along with an increase in cash collateral supporting reclamation bonds of approximately $7.8 million.

         FINANCING ACTIVITIES

         The net cash provided by financing activities of approximately $13.7 million during the three months ended March 31, 2007 was primarily the result of proceeds raised by the issuance of common stock for $13,950,000 and an additional $2.0 million borrowed on our Term Loan Credit Facility as compared to $1.0 million used during the three months ended March 31, 2006.

         CONTRACTUAL OBLIGATIONS

         The following summarizes our contractual obligations at March 31, 2007 and the effects such obligations are expected to have on liquidity and cash flow in future periods:

                                                            PAYMENTS DUE BY PERIOD
                                           ---------------------------------------------------------
                                            LESS THAN 1        1-3            3-5           AFTER
                                TOTAL          YEAR           YEARS          YEARS         5 YEARS
-------------------------   ------------   ------------   ------------   ------------   ------------
Long-term debt (including   $ 94,453,670   $  8,812,400   $ 24,848,735   $ 60,792,535   $       --
   interest)
Operating leases ........      5,949,762      1,524,612      3,997,626        427,524           --
Capital leases ..........        470,478        280,978        189,500           --             --
                            ------------   ------------   ------------   ------------   ------------
     Total contractual
        obligations .....   $100,873,910   $ 10,617,990   $ 29,035,861   $ 61,220,059   $       --
                            ============   ============   ============   ============   ============

         We rent mining equipment pursuant to operating lease agreements, and made lease payments totaling approximately $572,000 during the three months ended March 31, 2007.

         For the three months ended March 31, 2007, we accrued dividends to the holders of our Series A cumulative convertible preferred stock in the aggregate of approximately $207,875. Historically we have made semi-annual cash dividend payments to the holder of the Series A preferred stock on June 30 and December
31. Dividends accrued on our Series A cumulative convertible preferred stock of $371,317 related to 2006 were paid in February 2007. At March 31, 2007, there were accrued but unpaid dividends on our Series A cumulative convertible preferred stock of $250,124. The dividend rate of our Series A preferred stock increased from 5% to 8% on September 1, 2006. We intend to make dividend payments going forward as long as (1) no default of our debt covenants has occurred, (2) we will be in pro-forma compliance with our debt agreements, and
(3) the available credit and cash equivalents we have is not less than $1.5 million.

OFF-BALANCE SHEET ARRANGEMENTS

         At March 31, 2007, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, variable interest or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

CRITICAL ACCOUNTING POLICIES, JUDGMENTS AND ESTIMATES

         Accounting measurements at interim dates inherently involve greater reliance on estimates than those made at year-end. The results for the three months ended March 31, 2007 are not necessarily indicative of results to be expected for the full year. Please refer to the section entitled "Critical Accounting Policies, Judgments and Estimates" included in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation of our Annual Report on Form 10-K for the year ended December 31, 2006 for a discussion of our critical accounting policies, judgments and estimates. There have been no material changes to the previously reported information concerning our Critical Accounting Policies, Judgments and Estimates.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, commodity prices, and foreign currency exchange rates. There have been no material changes to the quantitative and qualitative disclosures included in Item 7A of the Company's Annual Report on Form 10-K for the year ended December 31, 2006.

ITEM 4.  CONTROLS AND PROCEDURES.

CONTROLS AND PROCEDURES

         Members of our management, including our President and Chief Executive Officer, Daniel A. Roling, and Chief Financial Officer, T. Michael Love, have evaluated the effectiveness of our disclosure controls and procedures, as defined by paragraph (e) of Exchange Act Rules 13a-15 or 15d-15, as of March 31, 2007, the end of the period covered by this report. Based upon that evaluation, Messrs. Roling and Love concluded that our disclosure controls and procedures were effective as of March 31, 2007.

INTERNAL CONTROL OVER FINANCIAL REPORTING

         There were no changes in our internal control over financial reporting or in other factors identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the fourth quarter ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                           PART II: OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

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

         The same plaintiffs filed a similar action in U.S. District Court based on essentially the same facts alleging NEPA violations regarding OSM's approval of an application for a revision of the same permit. We and the OSM have filed Motions for Summary Judgment based upon the outcome of the prior case above referenced. An unfavorable outcome of this action would not involve direct monetary damages; however significant financial losses could result from curtailed mining operations. We believe that the U. S. District Court will dismiss this action based upon the prior ruling in the similar case by the U.S. Sixth Circuit Court.

         During 2005, we were audited by our previous workers' compensation insurance provider which contends that an additional approximately $1.4 million in premiums is owed for the year ended April 15, 2005. The matter primarily involves the application of premium rates to employees performing certain job functions. In January 2006, we paid $427,000 to the previous insurance provider. Currently, the matter has not been resolved and both parties have pursued legal action in the United States District Court of the Eastern District of Tennessee. While we believe legal reserves are sufficient for this matter, it is possible that the actual outcome of the matter could vary significantly from this amount. Our authorized representative made an offer to settle to the attorney for the insurance company, which the attorney accepted; then two days later the attorney notified our representative that the offer of settlement was rejected. Our counsel has filed a Motion with the Court to enforce the settlement accepted by the insurance company. We will continue to review the amount of the accrual and any adjustment required to increase or decrease the accrual based on development of the matter will be made.

         In March 2006, we were named as defendant in a complaint filed in the United States District Court for the Eastern District of Kentucky by the sublessee of certain coal mining rights concurrent with the Company's operations in Kentucky. We are the sublessee of the right to mine coal using the underground method on the property in question, as the result of a 2004 acquisition. The complainant claims that it possesses the right to mine the coal at this property through the surface mining method and that by mining the coal by the highwall mining method, we committed either an intentional or negligent trespass. The complainant seeks damages in the range of $1.2 million to $2.8 million, which it estimates to be the range of gross profits from the revenues of the coal mined. We acknowledge that we mined the coal in question, but contends that by using the highwall mining method, we mined the coal pursuant to the Lease by an underground mining method and therefore committed no trespass. As an additional defense, we have filed a third-party complaint against a consultant, who advised us that it had the right to mine the coal. This counterclaim could allow us to recover a portion of any amounts lost, if the original complainant is successful. A settlement in the amount of $100,000 was reached with the opposing party and documented for entry by Order of the Court in February 2007.

         In February 2006, we purchased a second highwall miner for approximately $6,500,000, which was immediately placed in service on the Straight Creek tracts in Southeastern Kentucky. In March 2006, this highwall miner was damaged by a rock collapse, which resulted in approximately three months of lost service. Repairs to the highwall miner have totaled approximately $1,934,000 and were recorded as a cost of sales in the first two quarters of 2006. The initial insurance claim was denied, and in April 2006, management threatened legal action against the insurance provider. In September 2006, the insurance provider agreed to the claim, and we received approximately $1,867,000, which was recorded as a reduction of cost of sales in the third quarter of 2006. We were also in discussion with a second insurance provider on a related claim pertaining to a front-end loader that was destroyed in the same March 2006 rock collapse. We agreed to a settlement and received proceeds of approximately $155,000 during the first quarter of 2007.

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

         We are made a party to other legal actions, claims, arbitration and administrative proceedings from time to time in the ordinary course of business. We do not expect the outcome of these or other pending or threatened proceedings to have a material impact on our cash flows, results of operations or financial condition.

ITEM 1A. RISK FACTORS.

         There have been no material  changes to the risk  factors  disclosed in
Item 1A "Risk Factors" in the Company's Annual Report on Form 10-K for the year ended December 31, 2006.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

         On February 28, 2007, the Company signed definitive subscription agreements to sell three million shares of its common stock at the February 28, 2007 closing consolidated bid price of $4.65 per share. Daniel Roling, the Company's President and CEO, purchased 200,000 of these shares for a total price of $930,000. The sale was completed on March 1, 2007.

         During the three months ended March 31, 2007, holders of 80.0 shares of our Series A convertible preferred stock with liquidation preferences totaling approximately $1,200,000 converted their shares into 200,000 shares of our common stock. The issuance of these securities was exempt from the registration requirements of the Securities Act pursuant to Section 3(a)(9) of the Securities Act as an exchange by the issuer with its existing security holders where no commission or other remuneration is paid for soliciting such exchange.

         From April 1, 2007 through May 11, 2007, holders of 174.66 shares of our Series A convertible preferred stock with liquidation preferences totaling $2,619,894 and unpaid dividends totaling approximately $61,000 converted their shares into 536,267 shares of our common stock. The issuance of these securities was exempt from the registration requirements of the Securities Act pursuant to
Section 3(a)(9) of the Securities Act as an exchange by the issuer with its existing security holders where no commission or other remuneration is paid for soliciting such exchange.

ITEM 6.  EXHIBITS

         THE FOLLOWING EXHIBITS ARE FILED AS PART OF THIS REPORT:

EXHIBIT
NUMBER                                   EXHIBIT TITLE
-------          ---------------------------------------------------------------

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

                                      NATIONAL COAL CORP.


Date: May 15, 2007                    /S/ T. MICHAEL LOVE
                                      ---------------------------------------
                                  By:        T. Michael Love
                                  Its:       Chief Financial Officer
                                             (Principal Financial and
                                             Accounting Officer)