Form 10-Q
period 2007-06-30
NATIONAL COAL CORP
filed 2007-08-20
CIK 1089575

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

             Quarterly Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 2007

                                       or

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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [_] No [_]

         As of August 13, 2007, the issuer had 20,152,993 shares of common stock, par value $.0001 per share, issued and outstanding.

                               NATIONAL COAL CORP.

                               INDEX TO FORM 10-Q

                                                                            PAGE

PART I   FINANCIAL INFORMATION................................................3

Item 1.  Financial Statements.................................................3

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.................................20

Item 3.  Quantitative and Qualitative Disclosures About Market Risk..........36

Item 4.  Controls and Procedures.............................................36

PART II  OTHER INFORMATION...................................................37

Item 1.  Legal Proceedings...................................................37

Item 1A. Risk Factors........................................................38

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.........39

Item 4.  Submission of Matters to a Vote of Security Holders.................40

Item 6.  Exhibits............................................................41

                          PART I: FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                               NATIONAL COAL CORP.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                   (UNAUDITED)

                                                                                JUNE 30,      DECEMBER 31,
                                                                                  2007            2006
                                                                              ------------    ------------
ASSETS
Current assets
   Cash and cash equivalents ..............................................   $  5,499,314    $  2,180,885
   Accounts receivable ....................................................      1,709,610       3,712,779
   Inventory ..............................................................      3,680,341       2,221,742
   Prepaid and other current assets .......................................        624,270         867,247
                                                                              ------------    ------------
     Total current assets .................................................     11,513,535       8,982,653

   Assets held for sale ...................................................           --           640,649
   Property, plant, equipment and mine development, net ...................     51,350,917      55,837,627
   Deferred financing costs ...............................................      2,835,573       2,856,534
   Restricted cash ........................................................     17,604,884      17,246,751
   Other non-current assets ...............................................        861,849         427,516
                                                                              ------------    ------------
     Total assets .........................................................   $ 84,166,758    $ 85,991,730
                                                                              ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities
   Current maturities of long-term debt ...................................   $  3,235,822    $  4,720,671
   Current installments of obligations under capital leases ...............        194,855         351,668
   Current portion of asset retirement obligations ........................      1,214,517       1,378,967
   Accounts payable and accrued expenses ..................................      8,105,043      11,981,495
                                                                              ------------    ------------
     Total current liabilities ............................................     12,750,237      18,432,801

   Long-term debt, less current maturities, net of discount ...............     63,840,860      62,093,134
   Obligations under capital leases, less current installments ............        120,309         321,071
   Asset retirement obligations, less current portion .....................      6,094,528       5,835,927
   Deferred revenue .......................................................        883,808       1,032,426
   Other non-current liabilities ..........................................        344,770         199,430
                                                                              ------------    ------------
     Total liabilities ....................................................     84,034,512      87,914,789
                                                                              ------------    ------------

Commitments and contingencies (Note 13)

Stockholders' equity (deficit)
   Series A convertible preferred stock, $.0001 par value; 8% coupon; 1,611 shares authorized; 503.88 and 782.54 shares issued and outstanding at
     June 30, 2007 and December 31, 2006, respectively ....................           --              --
   Common stock, $.0001 per value; 80 million shares authorized; 20,152,998 and 16,340,744 shares issued and outstanding at June 30, 2007 and
     December 31, 2006, respectively ......................................          2,015           1,634
   Additional paid-in capital .............................................     57,628,991      42,049,703
   Accumulated deficit ....................................................    (57,498,760)    (43,974,396)
                                                                              ------------    ------------
     Total stockholders' equity (deficit) .................................        132,246      (1,923,059)
                                                                              ------------    ------------
     Total liabilities and stockholders' equity (deficit) .................   $ 84,166,758    $ 85,991,730
                                                                              ============    ============

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                               NATIONAL COAL CORP.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                                               THREE MONTHS ENDED JUNE 30,       SIX MONTHS ENDED JUNE 30,
                                               ----------------------------    ----------------------------
                                                   2007            2006            2007            2006
                                               ------------    ------------    ------------    ------------
Revenues
  Coal sales ...............................   $ 18,729,218    $ 23,877,070    $ 37,543,116    $ 44,114,840
  Other revenues ...........................        153,227         248,085         374,275         479,047
                                               ------------    ------------    ------------    ------------
   Total revenues ..........................     18,882,445      24,125,155      37,917,391      44,593,887
                                               ------------    ------------    ------------    ------------

Expenses
  Cost of sales ............................     18,309,912      21,487,485      35,903,825      42,218,201
  Depreciation, depletion, amortization
    and accretion ..........................      3,664,058       4,081,510       7,292,655       7,913,746
  General and administrative ...............      1,575,011       2,101,327       3,653,908       4,158,035
                                               ------------    ------------    ------------    ------------
   Total operating expenses ................     23,548,981      27,670,322      46,850,388      54,289,982
                                               ------------    ------------    ------------    ------------

Operating loss .............................     (4,666,536)     (3,545,167)     (8,932,997)     (9,696,095)
                                               ------------    ------------    ------------    ------------

Other income (expense)
  Interest expense .........................     (2,216,205)     (1,859,189)     (4,320,553)     (3,728,033)
  Other income (expense), net ..............        343,002         506,774         752,293         847,652
                                               ------------    ------------    ------------    ------------
   Total other income (expense) ............     (1,873,203)     (1,352,415)     (3,568,260)     (2,880,381)
                                               ------------    ------------    ------------    ------------

Net loss ...................................   $ (6,539,739)   $ (4,897,582)   $(12,501,257)   $(12,576,476)

Preferred stock dividend ...................        (91,968)       (122,287)       (299,843)       (362,886)

Preferred stock deemed dividend ............     (1,023,106)           --        (1,023,106)           --
                                               ------------    ------------    ------------    ------------


Net loss attributable to common shareholders   $ (7,654,813)   $ (5,019,869)   $(13,824,206)   $(12,939,362)
                                               ============    ============    ============    ============
Basic net loss per common share ............   $      (0.38)   $      (0.34)          (0.74)   $      (0.90)
                                               ============    ============    ============    ============
Diluted net loss per common share ..........   $      (0.38)   $      (0.34)   $      (0.74)   $      (0.90)
                                               ============    ============    ============    ============
Weighted average common shares .............     19,970,054      14,881,841      18,763,215      14,318,894
                                               ============    ============    ============    ============

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                               NATIONAL COAL CORP.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                                                                   SIX MONTHS ENDED MARCH 31,
                                                                                  ----------------------------
                                                                                      2007            2006
                                                                                  ------------    ------------
Cash Flows from Operating Activities
  Net loss ....................................................................   $(12,501,257)   $(12,576,476)
  Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
     Depreciation, depletion, amortization and accretion ......................      7,292,655       7,913,746
     Amortization of deferred financing costs .................................        322,428         286,516
     Amortization of notes discount ...........................................        329,378         291,888
     Gain on disposal of assets ...............................................       (168,661)       (192,848)
     Loss (gain) on extinguishment of debt ....................................         50,720        (269,608)
     Settlement of asset retirement obligations ...............................       (335,802)       (626,551)
     Non-cash compensation:
       Stock option expense ...................................................        475,139         703,940
       Related party option expense ...........................................        434,493            --
     Changes in operating assets and liabilities:
       Decrease in accounts receivable ........................................      2,003,169         354,027
       Increase in inventory ..................................................     (1,458,600)       (928,186)
       Decrease (increase) in prepaid and other current assets ................        242,976        (343,878)
       Decrease in other non-current assets ...................................         58,386            --
       (Decrease) increase in accounts payable and accrued expenses ...........     (3,808,204)      5,902,570
       Decrease in deferred revenue ...........................................       (148,618)        (43,220)
       Increase  in other non-current liabilities .............................        145,340          44,704
                                                                                  ------------    ------------
         Net cash flows (used in) provided by operating activities ............     (7,066,458)        516,624
                                                                                  ------------    ------------

Cash Flows from Investing Activities
  Capital expenditures ........................................................     (1,945,518)    (18,564,506)
  Acquisition deposit .........................................................       (250,000)           --
  Proceeds from sale of equipment .............................................        878,074         871,330
  Increase in restricted cash .................................................       (358,133)     (8,199,903)
  Increase in prepaid royalties ...............................................       (492,719)           --
                                                                                  ------------    ------------
     Net cash flows used in investing activities ..............................     (2,168,296)    (25,893,079)
                                                                                  ------------    ------------

Cash Flows from Financing Activities
  Proceeds from issuance of common stock ......................................     13,950,000         897,018
  Proceeds from exercise of options and warrants ..............................           --         1,420,122
  Proceeds from issuance of notes payable .....................................        441,077       3,362,316
  Proceeds from borrowings on Term Loan Credit Facility .......................      2,000,000            --
  Repayments on notes payable .................................................     (2,757,915)     (1,923,584)
  Repayments of capital leases ................................................       (657,195)     (2,196,544)
  Payments for deferred financing costs .......................................        (51,467)        (80,931)
  Dividends paid ..............................................................       (371,317)        (66,995)
                                                                                  ------------    ------------
     Net cash flows provided by financing activities ..........................     12,553,183       1,411,402
                                                                                  ------------    ------------

NET INCREASE (DECREASE) IN CASH ...............................................      3,318,429     (23,965,053)
Cash and cash equivalents at beginning of period ..............................      2,180,885      25,434,988
                                                                                  ------------    ------------
Cash and cash equivalents at end of period ....................................   $  5,499,314    $  1,469,935
                                                                                  ============    ============

                               NATIONAL COAL CORP.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                   (UNAUDITED)
                                                                                   SIX MONTHS ENDED MARCH 31,
                                                                                  ----------------------------
                                                                                      2007            2006
                                                                                  ------------    ------------
Supplemental disclosures
  Interest paid in cash .......................................................   $  3,311,194    $  2,908,114
   Non-cash investing and financing transactions:
      Preferred stock dividends converted to common stock .....................         81,370          63,717
      Preferred stock effective dividends .....................................      1,023,106            --
      Equipment acquired via installment purchase obligations and notes payable        250,338            --
      Equipment acquired via capital leases ...................................        248,900            --

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                               NATIONAL COAL CORP.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.       BASIS OF PRESENTATION

         The unaudited condensed consolidated financial statements do not include footnotes and certain financial information normally presented annually under accounting principles generally accepted in the United States of America and should, therefore, be read in conjunction with the Annual Report on Form 10-K of National Coal Corp. (the "Company") for the year ended December 31, 2006. The accompanying unaudited condensed consolidated financial statements reflect all adjustments of a normal recurring nature that, in the opinion of management, are considered necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year-end. The results of operations for the three and six month periods ended June 30, 2007 are not necessarily indicative of results that can be expected for the fiscal year.

         The accompanying financial statements reflect the Company's financial position and results of operations on a consolidated basis. All intercompany transactions and balances have been eliminated in consolidation.

         At June 30, 2007, the Company had cash and cash equivalents of approximately $5.5 million and negative working capital of approximately $1.2 million. Net cash flows used in operations for the six months then ended were approximately $7.1 million of which $5.4 million and $1.7 million related to the first and second quarters, respectively, highlighting improvement in operating efficiency and sales effectiveness. However, the Company's operations have not generated positive cash flow and the ability to do so during the remainder of 2007 is dependent upon generating spot sales at prices averaging at least $45 per ton and additional improvements to operating efficiency.

         At June 30, 2007, the Company had stockholders' equity of $132,246 and had incurred net losses of $6.5 million and $12.5 million, excluding preferred stock dividends, for the three and six months then ended, respectively. The Company expects to continue incurring net losses into the foreseeable future resulting in a stockholders' deficit.

         The Company invested $2.4 million in equipment and mine development during the six months ended June 30, 2007. The Company intends to make additional capital expenditures of approximately $5.0 million during the third quarter of 2007 to redeploy its second highwall miner in Kentucky and add a new mining truck to its equipment fleet in addition to routine capital expenditures estimated at $100,000 per month. Redeployment of the highwall miner will require a full spread of surface mining equipment, which will cost approximately $3.3 million to be financed through installment purchase obligations.

         The Company's operating plan for the remainder of 2007 includes cash receipts adequate to cover all commitments excluding the capital expenditures mentioned above. However, the plan relies on as present uncommitted sales of approximately 130,000 tons at a minimum sales price of $45.00 per ton, adequate production to meet commitments, and continued improvements in operating performance. If the Company is unable to execute its operating plan successfully, it will not be able to meet its liquidity requirements and will need to raise additional cash or discontinue operations at some of its facilities.
 There are no assurances that efforts to raise additional cash would be successful or that discontinued operations would generate adequate savings to meet the Company's commitments.

                               NATIONAL COAL CORP.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued
                                   (Unaudited)

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

         The Company adopted the provisions of FIN No. 48 on January 1, 2007 with no impact to retained earnings. The Company has determined that it has no uncertain tax positions.

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

         In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, FAIR VALUE MEASUREMENTS ("SFAS 157"). SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements. SFAS 157 is effective prospectively for fiscal years beginning after November 15, 2007 and interim periods within that fiscal year. The Company does not expect the adoption of SFAS 157 to have a material impact on its financial position or results of operations.

3.       INVENTORY

         Inventory consisted of the following:

                                             JUNE 30, 2007     DECEMBER 31, 2006
                                           -----------------   -----------------
Raw Coal ...............................   $         473,455   $         866,379
Saleable Coal ..........................           3,019,132           1,148,331
Tires ..................................             187,754             207,032
                                           -----------------   -----------------
 Inventory .............................   $       3,680,341   $       2,221,742
                                           =================   =================

                               NATIONAL COAL CORP.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued
                                   (Unaudited)

4.       PROPERTY,   PLANT,   EQUIPMENT   AND  MINE   DEVELOPMENT   AND   ASSETS
         HELD-FOR-SALE

         Property, plant, equipment and mine development is as follows:

                                                              JUNE 30,      DECEMBER 31,
                                                                2007            2006
                                                            ------------    ------------
Furniture and office equipment ..........................   $    417,955    $    345,554
Mining equipment and vehicles ...........................     50,920,524      48,864,201
Land and buildings ......................................      6,678,684       6,674,027
Mineral rights ..........................................     11,911,309      11,911,309
Mine development ........................................     10,640,303      10,003,328
Construction in progress ................................        190,932         854,399
                                                            ------------    ------------
  Total property, plant, equipment and mine development .     80,759,707      78,652,818
Less accumulated depreciation, depletion and amortization    (29,408,790)    (22,815,191)
                                                            ------------    ------------
  Property, plant, equipment and mine development, net ..   $ 51,350,917    $ 55,837,627
                                                            ============    ============

         Mining equipment includes  approximately $493,000 and $869,000 of gross
assets  under   capital   leases  at  June  30,  2007  and  December  31,  2006,
respectively.

         Depreciation expense for the three months ended June 30, 2007 and 2006 was approximately $3,015,000 and $3,673,000, respectively, and for the six months ended June 30, 2007 and 2006 was approximately $6,083,000 and $7,157,000, respectively.

         The net book value of assets held for sale at December 31, 2006 approximated the fair value and is disclosed separately on the balance sheet. In January 2007, these assets were sold for a gain of approximately $4,000.

5.       OTHER NON-CURRENT ASSETS

         Other non-current assets are as follows:

                                                       JUNE 30,         DEC. 31,
                                                         2007             2006
                                                       --------         --------
Prepaid royalties ............................         $823,424         $330,705
Notes receivable .............................           38,425           96,811
                                                       --------         --------
Total other non-current assets ...............         $861,849         $427,516
                                                       ========         ========

                              NATIONAL COAL CORP.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued
                                   (Unaudited)

6.       ACCOUNTS PAYABLE AND ACCRUED EXPENSES

         Accounts payable and accrued expenses are as follows:

                                                      JUNE 30,         DEC. 31,
                                                        2007            2006
                                                     -----------     ----------
Accounts payable ...............................     $ 6,259,513     $ 9,944,033
Accrued payroll and related taxes ..............         306,982         189,753
Accrued interest ...............................         333,556         379,581
Accrued insurance premiums .....................         330,844         310,726
Accrued dividends ..............................         480,232         548,480
Royalty obligations ............................         384,741         464,987
Accrued federal, state and local taxes .........           9,175         143,935
                                                     -----------     -----------
Total accounts payable and accrued expenses ....     $ 8,105,043     $11,981,495
                                                     ===========     ===========

7.       DEBT AND FINANCING ARRANGEMENTS

         TERM LOAN CREDIT FACILITY

         On October 12, 2006, the Company's wholly-owned subsidiary, National Coal Corporation, entered into a Term Loan Credit Facility that provides for borrowings of $10.0 million with Guggenheim Corporate Funding, LLC to fund general operating and working capital needs. The Company borrowed $8.0 million in 2006, and $2.0 million in March 2007. The Company's obligations under the credit facility are secured by a first priority senior lien on substantially all of the Company's assets.

         Initially, the credit agreement provided that all amounts under the facility would be due and payable in March 2010 and would bear interest at a rate equal to, at the Company's option, the Eurodollar Rate plus 3.5% or the Base Rate (which approximates the prime rate) plus 2.5%. The term loan credit facility also contained financial covenants and default provisions including that the Company maintain minimum levels of EBITDA and liquidity, maintain minimum interest coverage ratios, not exceed maximum leverage ratios, and that it limit certain future categories of transactions such as the incurrence of additional indebtedness and the sale of assets.

         In March 2007, Guggenheim agreed to amend the credit agreement and reset the financial covenants for 2007 and 2008 including: EBITDA, consolidated leverage, and consolidated interest coverage. As a result of the March 2007 amendment, the applicable margin on the credit facility increased by 1.0%. The applicable margin was the rate which was added to the Eurodollar Rate or Base Rate to determine the full interest rate on the facility.

         At June 30, 2007, the Company was not in compliance with certain financial covenants under the credit facility, including those relating to EBITDA, consolidated leverage, and consolidated interest coverage, and on August 15, 2007, Guggenheim agreed to a further amendment of the credit agreement. Pursuant to the August 2007 amendment, Guggenheim waived the Company's non-compliance with the financial covenants for the quarter ended June 30, 2007, and the parties agreed to:

                              NATIONAL COAL CORP.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued
                                   (Unaudited)

7.       DEBT AND FINANCING ARRANGEMENTS (CONTINUED)

         o Change the maturity date under the credit agreement from March 2010 to December 31, 2008;

         o Change the interest rate payable on all outstanding loans to 12% per annum;

         o Provide for a payment to Guggenheim of a fee of $100,000 upon execution of the amendment, and fees equal to 5% of all amounts outstanding under the credit agreement at December 31, 2007 and 10% of all amounts outstanding under the credit agreement at June 30, 2008;

         o Reset the EBITDA financial covenant, defined in the agreement as consolidated net income plus 1) income tax expense, 2) consolidated interest expense including amortization of debt discount and debt issuance costs, 3) depreciation and amortization expense, 4) any extraordinary, unusual or non-recurring expenses or losses, and 5) any other non-cash charges minus 1) interest income, 2) any extraordinary, unusual or non-recurring income or gains and 3) any other non-cash income, and eliminate the consolidated leverage and consolidated interest coverage covenants; and

         o Eliminate any prepayment penalties, and provide the Company with greater ability to incur additional indebtedness and capital lease obligations.

         Management of the Company believes that the Company will be in compliance with the terms of the credit agreement and its covenants, as reset, for the subsequent twelve month period and as such has reflected this obligation as long-term on the condensed consolidated balance sheet at June 30, 2007. The Company is in the process of determining the proper accounting under EITF 96-19 DEBTOR'S ACCOUNTING FOR A MODIFICATION OR EXCHANGE OF DEBT INSTRUMENTS for the related unamortized deferred financing fees of approximately $355,000 and the fees paid in August 2007 of $100,000.

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

                              NATIONAL COAL CORP.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued
                                   (Unaudited)

7.       DEBT AND FINANCING ARRANGEMENTS (CONTINUED)

         The following table summarizes long-term debt obligations of the Company, excluding capital leases:

                                                    JUNE 30,        DECEMBER 31,
                                                      2007             2006
                                                  ------------     ------------
10.5% Senior Secured Notes, due 2010 .........    $ 55,000,000     $ 55,000,000
Term Loan Credit Facility ....................      10,000,000        8,000,000
Bank note (prime + 1%), due 2007 .............         247,445          637,374
Installment purchase obligations, due 2008 ...       1,266,129        2,825,209
Installment purchase obligations, due 2009 ...       2,548,734        3,200,286
Installment purchase obligations, due 2010 ...         626,457             --
Equipment notes (7.83%-9.28%, due 2009) ......         172,017          125,382
Equipment note (4.48%, due 2009) .............         180,365          234,721
Other ........................................           4,836           89,512
Less unamortized discounts ...................      (2,969,301)      (3,298,679)
                                                  ------------     ------------
                                                    67,076,682       66,813,805
Less current portion of long-term debt .......      (3,235,822)      (4,720,671)
                                                  ------------     ------------
Long-term debt ...............................    $ 63,840,860     $ 62,093,134
                                                  ============     ============

8.       LEASES

         The Company leases mining and certain other equipment under noncancelable lease agreements with terms up to five years. Rental expense for equipment under operating lease agreements with initial lease terms of one year or greater was approximately $539,000 and $37,000 for the three months ended June 30, 2007 and 2006, and approximately $1,109,000 and $182,000 for the six months ended June 30, 2007 and 2006, respectively.

         During the first quarter of 2007, the Company entered into a capital lease agreement of $248,900 with an equipment supplier for mining equipment with a comparable value. The lease is for a period of thirty-two months.

9.       ASSET RETIREMENT OBLIGATIONS

         The following table describes the changes to the Company's asset retirement obligations:

Obligation at December 31, 2006 ..........................          $ 7,214,894
Accretion expense ........................................              429,953
Obligations settled ......................................             (335,802)
                                                                    -----------
Obligation at June 30, 2007 ..............................            7,309,045
Current portion ..........................................           (1,214,517)
                                                                    -----------
Long-term liability at June 30, 2007 .....................          $ 6,094,528
                                                                    ===========

                              NATIONAL COAL CORP.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued
                                   (Unaudited)

10.      STOCKHOLDERS' EQUITY (DEFICIT)

         During the six months ended June 30, 2006, 152,500 warrants were exercised with gross proceeds totaling $1,006,500. No warrants were exercised during the six months ended June 30, 2007.

         During the six months ended June 30, 2007 and 2006, holders of 278.66 and 542.01 shares of Series A cumulative convertible preferred stock with liquidation preferences totaling $4,179,894 and $8,130,156 plus accrued dividends of $81,370 and $63,717, converted their shares into 801,886 and 1,364,166 shares of common stock, respectively. The holders of 174.7 shares of the Series A cumulative convertible preferred stock converted during the six months ended June 30, 2007 were provided with an inducement to convert in the form of an additional 73,169 shares of common stock with an aggregate market value of $376,824. The holders of 24.0 shares of the Series A cumulative convertible preferred stock converted during the six months ended June 30, 2007 were provided with a $47,485 cash inducement to convert. The combined $424,309 value of these inducements was recorded as a deemed dividend to reflect the excess of the fair value of the common stock over the fair value of the Series A preferred stock exchanged. This treatment is necessary under EITF Topic D-42 which requires that if convertible preferred stock is converted to other securities pursuant to an inducement offer, the Company should record the excess of (1) the fair value of all securities and other consideration transferred to the holders of the convertible preferred stock over (2) the fair value of securities issuable pursuant to the original conversion terms as an increase to net loss to arrive at net loss attributable to common shareholders.

         On February 28, 2007, the Company signed definitive subscription agreements to sell three million shares of its common stock at the February 28, 2007 closing consolidated bid price of $4.65 per share. Daniel Roling, the
Company's President and CEO, purchased 200,000 of these shares. Two institutional investors purchased 2,800,000 shares and the proceeds from the sale were $13,950,000. The Company filed a registration statement on Form S-3 to register the shares on April 27, 2007. The statement was made effective on June 21, 2007. The issuance of additional shares by the Company resulted in a change in the rate at which the Company's Series A cumulative convertible preferred stock is converted to common stock from 2,500 common shares per share of Series A cumulative convertible preferred stock prior to the issuance to 2,590 after the issuance. EITF No. 98-5, ACCOUNTING FOR CONVERTIBLE SECURITIES WITH BENEFICIAL CONVERSION FEATURES OR CONTINGENTLY ADJUSTABLE CONVERSION RATIOS, requires that when convertible securities include conversion terms that change upon the occurrence of a future event, any contingent beneficial conversion feature should be measured at the commitment date but not recognized until the contingency is resolved. Management determined that the impact of this reduction of retained earnings and equivalent increase of additional paid-in capital is not material to the Company's consolidated financial statements in the prior interim period. Therefore, the $598,797 value of the beneficial conversion feature was recorded as a deemed dividend and is reflected as an increase to net loss to arrive at net loss attributable to common shareholders in the second quarter of 2007.

         During the six months ended June 30, 2006, the Company issued 150,010 shares of common stock and received gross proceeds of $413,622 upon the exercise of stock options by employees or former employees. There were no stock option exercises during the six months ended June 30, 2007.

         Net loss is equal to total comprehensive loss for all periods presented.

                              NATIONAL COAL CORP.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued
                                   (Unaudited)

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

         For the three months ended June 30, 2007 and 2006, 1,717,890 and 3,943,734 potentially dilutive shares of the Company from warrants, convertible preferred stock, and stock options were not included in the computation of diluted loss per share because to do so would be anti-dilutive. For the six months ended June 30, 2007 and 2006, 1,685,293 and 4,474,398 potentially dilutive shares of the Company from warrants, convertible preferred stock, and stock options were not included in the computation of diluted loss per share because to do so would be anti-dilutive.

         The computations for basic and diluted earnings or loss per share from continuing operations are as follows:

                                          THREE MONTHS ENDED JUNE 30,      SIX MONTHS ENDED JUNE 30,
                                         ----------------------------    ----------------------------
                                             2007            2006            2007            2006
                                         ------------    ------------    ------------    ------------
Numerator:
Net loss .............................   $ (6,539,739)   $ (4,897,582)   $(12,501,257)   $(12,576,476)
Preferred dividends ..................        (91,968)       (122,287)       (299,843)       (362,886)
Preferred stock deemed dividends .....     (1,023,106)           --        (1,023,106)           --
                                         ------------    ------------    ------------    ------------
Numerator for basic and diluted ......   $ (7,654,813)   $ (5,019,869)   $(13,824,206)   $(12,939,362)
                                         ============    ============    ============    ============
Denominator:
Weighted average shares - basic ......     19,970,054      14,881,841      18,763,215      14,318,894
Effect of warrants ...................           --           152,694            --           201,347
Effect of convertible preferred shares      1,511,640       2,351,175       1,511,640       2,813,387
Effect of stock options ..............        206,250       1,439,865         173,653       1,459,664
                                         ------------    ------------    ------------    ------------
Adj. weighted average shares - diluted     21,687,944      18,825,575      20,448,508      18,793,292
                                         ============    ============    ============    ============
Net loss per share - basic ...........   $      (0.38)   $      (0.34)   $      (0.74)   $      (0.90)
                                         ============    ============    ============    ============
Net loss per share - diluted .........   $      (0.38)   $      (0.34)   $      (0.74)   $      (0.90)
                                         ============    ============    ============    ============

                               NATIONAL COAL CORP.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued
                                   (Unaudited)

12.      STOCK-BASED COMPENSATION PLANS

         The Company's 2004 Option Plan (the "Plan") was authorized by the Board of Directors of the Company in March 2004, and amended in January 2005 and July 2007. Under the terms of the Plan, stock options may be granted to officers, directors, employees, and others. At June 30, 2007, 2,750,000 shares of common stock were authorized for issuance under the Plan which number was increased to 4,450,000 in July 2007. Shares subject to awards that expire unexercised or are otherwise terminated, again become available for awards. Upon exercise, stock is issued from unissued or treasury shares. The grant price of an option under the Plan may not be less than the fair market value of the common stock subject to such option on the date of grant. Options have a maximum life of ten years and vest 25% per year over a four year period.

         During the three months ended June 30, 2007 and 2006, the Company recognized $240,264 and $355,082 of compensation expense related to stock options, respectively. During the six months ended June 30, 2007 and 2006, the Company recognized $475,139 and $703,940 of compensation expense related to stock options, respectively.

         The fair value of each option was estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

                                          THREE MONTHS                SIX MONTHS
                                         ENDED JUNE 30,              ENDED JUNE 30,
                                    -----------------------    ------------------------
                                       2007         2006          2007          2006
                                    ----------   ----------    ----------    ----------
Expected term (years) ...........            *         6.25          6.25          6.25
Risk-free interest rates ........            *         4.85%         4.69%         4.63%
Expected dividend yield .........            *          0.0%          0.0%          0.0%
Expected volatility .............            *        50.31%        53.07%        50.43%

*        No options were granted during the three months ended June 30, 2007.

         The risk-free interest rate is based on the U.S. Treasury rate for the expected life at the time of grant, volatility is based on the average long-term implied volatilities of peer companies as the Company's trading history is limited, and the expected term is determined using the SIMPLIFIED method as accepted under Securities and Exchange Commission Staff Accounting Bulletin No. 107 assuming a ten-year original contract term and graded vesting over four years. No options were granted during the three months ended June 30, 2007. The weighted-average grant-date fair value of options issued during the three months ended June 30, 2006 was $4.44. The weighted-average grant-date fair value of options issued during the six months ended June 30, 2007 and 2006 were $2.63, and $4.12, respectively. The total intrinsic value of options exercised during the three months ended June 30, 2006 was $204,348. The total intrinsic value of options exercised during the six months ended June 30, 2006 was $666,563. There were no options exercised during the three or six month period ended June 30, 2007.

                               NATIONAL COAL CORP.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued
                                   (Unaudited)

12.      STOCK-BASED COMPENSATION PLANS (CONTINUED)

         The following table summarizes activity under the Plan for the six months ended June 30, 2007:

                                                                                  WEIGHTED
                                                                                  AVERAGE
                                                                 WEIGHTED         REMAINING          AGGREGATE
                                                OPTIONS          AVERAGE         CONTRACTUAL      INTRINSIC VALUE
                                              OUTSTANDING     EXERCISE PRICE    TERM (IN YEARS)       ($000)
                                            ---------------   ---------------   ---------------   ---------------
Outstanding at December 31, 2006 ........         1,323,625   $          6.90              8.81              --
Granted .................................           100,000              4.65              --                --
Exercised ...............................              --                --                --                --
Forfeited ...............................               500              6.60              --                --
Expirations .............................              --                --                --                --
                                            ---------------   ---------------   ---------------   ---------------
Outstanding at June 30, 2007 ............         1,423,125   $          6.74              8.41   $       241,625
                                            ===============
Vested or expected to vest at June 30,
  2007A .................................         1,272,518   $          6.68              8.36   $       228,451
                                            ===============
Exercisable .............................           415,939   $          5.51              7.50   $       153,750
                                            ===============

         As of June 30, 2007, there was $2,073,207 of total unrecognized compensation cost related to non-vested stock options granted under the Plan. That cost is expected to be recognized over a weighted average period of 2.6 years. The total fair value of shares vested during the three months ended June 30, 2007 and 2006 was $611,174 and $2,762,529, respectively.

         During the first quarter of 2007, the Board of Directors agreed to a modification of stock option agreements as they apply to independent directors. Previously, at such time as an independent director ceased to serve on the Board, his vested options outstanding at that time were exercisable for a period of 90 days. Currently, this survival period has been extended to 18 months.

         In March 2007, the then-Chairman of the Company's Board of Directors, who is also the former President and CEO, sold to the current President and CEO for $10 the fully vested option to purchase 400,000 shares of National Coal Corp. common stock at $7.00 per share until December 31, 2008. The transaction resulted in $434,493 of additional compensation expense to the Company in the six months ended June 30, 2007.

                               NATIONAL COAL CORP.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued
                                   (Unaudited)

12.      STOCK-BASED COMPENSATION PLANS (CONTINUED)

         At the July 23, 2007 Annual Meeting of Shareholders of the Company, the Company's shareholders approved an amendment to the Plan increasing the number of shares authorized for issuance under the Plan from 2,750,000 to 4,450,000. The Company intends to include those shares on a Registration Statement on Form S-8 to be filed with the SEC as soon as is practicable.

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

         Some of the same plaintiffs filed a similar action in U.S. District Court based on essentially the same facts alleging NEPA violations regarding OSM's approval of an application for a revision of the same permit. The Company and the OSM have filed Motions for Summary Judgment based upon the outcome of the prior case above referenced. An unfavorable outcome of this action would not involve direct monetary damages; however significant financial losses could result from curtailed mining operations. In July 2007, the U.S. District Court entered an Order of Judgment granting the Motions for Summary Judgement filed by the OSM and the Company and denying the Motion for Summary Judgment filed by the plaintiffs.

         During 2005, the Company was audited by its previous workers' compensation insurance provider which contends that an additional approximately $1.4 million in premiums is owed for the year ended April 15, 2005. The matter primarily involves the application of premium rates to employees performing certain job functions. In January 2006, the Company paid $427,000 to the previous insurance provider. Currently, the matter has not been resolved and both parties have pursued legal action in the United States District Court of the Eastern District of Tennessee. While management believes legal reserves are sufficient for this matter, it is possible that the actual outcome of the matter could vary significantly from this amount. The Company made an offer to settle in March 2007 which was accepted and subsequently rejected by the insurance company. The Company filed a Motion with the Court to enforce the settlement accepted by the insurance company. The Court granted the Motion in August 2007.

         In March 2006, the Company was named as defendant in a complaint filed in the United States District Court for the Eastern District of Kentucky by the sublessee of certain coal mining rights concurrent with the Company's operations in Kentucky. The Company was the sublessee of the right to mine coal using the underground method on the property in question, as the result of a 2004 acquisition. The complainant claimed that it possessed the right to mine the coal at this property through the surface mining method and that by mining the coal by the highwall mining method, the Company committed either an intentional or negligent trespass. The complainant sought damages in the range of $1.2 million to $2.8 million, which it estimated to be the range of gross profits

                               NATIONAL COAL CORP.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued
                                   (Unaudited)

13.      COMMITMENTS AND CONTINGENCIES

from the revenues of the coal mined. Management acknowledged that the Company mined the coal in question, but contended that by using the highwall mining method, the Company mined the coal pursuant to the Lease by an underground mining method and therefore committed no trespass. As an additional defense, the Company filed a third-party complaint against a consultant, who advised the Company that it had the right to mine the coal. This counterclaim could have allowed the Company to recover a portion of any amounts lost, if the original complainant had been successful. A settlement in the amount of $100,000 was reached with the opposing party and documented for entry by Order of the Court in February 2007. The Final Order of the Court terminating the case was entered and payment was made in June 2007.

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

         In March 2007, the then Chairman of the Company's Board of Directors, who is also the former President and CEO and a significant shareholder, sold to the current President and CEO for $10.00 the fully vested option to purchase 400,000 shares of National Coal Corp. common stock at $7.00 per share until December 31, 2008. The transaction resulted in $434,493 of additional compensation expense to the Company in the six months ended June 30, 2007.

                               NATIONAL COAL CORP.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued
                                   (Unaudited)

15.      ACQUISITIONS

         On June 18, 2007, the Company entered into a Purchase Agreement with Mann Steel Products, Inc., Frank C. Mann, II and William T. Mann (Collectively the "Sellers"), pursuant to which, subject to the satisfaction of certain conditions, all of the issued and outstanding stock of Mann Steel Products would be acquired along with all of its corporate assets, other than certain equipment, for an aggregate purchase price of $55,000,000. The purchase price is subject to adjustment based on Mann Steel's working capital at the end of the business day immediately prior to the closing.

         The consummation of the acquisition is conditioned on, among other customary requirements, the approval of the Purchase Agreement and the transactions and ancillary documents contemplated thereunder by the Company's board of directors, the Company's satisfaction with the results of a due diligence investigation of Mann Steel, the satisfaction of potential lenders with the results of their due diligence investigation of Mann Steel, receipt of certain audited and reviewed financial statements of Mann Steel, and Mann Steel having obtained all consents and approvals necessary for the consummation of the acquisition. The Company has a certain period of time following receipt of certain audited and reviewed financial statements of Mann Steel to terminate the agreement, and if not terminated, the approval of the Company's board of directors, the Company's satisfaction with the results of its due diligence investigation, and the satisfaction of lenders with the results of their due diligence investigation shall no longer be conditions to the Company's obligation to consummate the acquisition. The process of selecting potential lenders has not been completed and, depending upon proposed terms and conditions, may have a significant impact on the acquisition.

         The parties have agreed to bear their own expenses in connection with the acquisition. In the event that a party terminates the Purchase Agreement for the other party's failure to perform their covenants or a material breach of their representations and warranties, and prior to such termination the terminating party has satisfied the conditions precedent to the other party's obligation to consummate the acquisition, the non-terminating party shall reimburse the terminating party for the actual amount of its reasonable, documented expenses up to a maximum of $250,000.

         Pursuant to the terms of the Purchase Agreement, the Company deposited $250,000 into an escrow account as an earnest money deposit. In the event the Sellers terminate the Purchase Agreement for the Company's failure to perform its covenants or a material breach of its representations and warranties, the Sellers shall be entitled to receive the earnest money deposit as liquidated damages.

16.      EVENTS SUBSEQUENT TO JUNE 30, 2007

         Between July 1, 2007 and August 13, 2007, holders of 4.0 shares of our Series A convertible preferred stock with liquidation preferences totaling approximately $60,000 and no unpaid dividends converted their shares into 10,363 shares of our common stock.

         On July 9, 2007, the Company received PHASE I release of one of its reclamation bonds relating to mining permits at its former Mine # 3 and Mine # 4 in Kentucky. This release, in the amount of $807,400, reduces restricted cash during the three months ended September 30, 2007 in the form of certificates of deposit supporting bank letters of credit which will subsequently be available to support additional mining permits.

         At the July 23, 2007 Annual Meeting of Shareholders of the Company, the Company's shareholders approved an amendment to the Company's 2004 Option Plan increasing the number of shares authorized for issuance under the Plan from 2,750,000 to 4,450,000. The Company intends to include those additional shares on a Registration Statement on Form S-8 to be filed with the SEC as soon as is practicable.

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

         o        general economic conditions;

         o whether we consummate the acquisition of Mann Steel Products, Inc., and the terms on which we raise the financing for such acquisition; and

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

OVERVIEW

         We mine, process and sell high quality bituminous steam coal from mines located in East Tennessee and Southeastern Kentucky. We own the coal mineral rights to approximately 74,600 acres of land and lease the rights to approximately 40,900 additional acres. We have expanded our operations considerably since commencing operations at a single surface mine in Tennessee in July 2003. As of June 30, 2007, our mining complexes included two underground mines, two surface mines, and one highwall mine. In addition, we have four preparation plants, two active and two inactive, and two unit train loading facilities, both active, and one twenty-four hour loadout which is inactive, served by the CSX and Norfolk Southern ("NS") railroads. We hold permits that allow us to open seven new mines close to our current operations. As of June 30, 2007, we controlled approximately 35.7 million estimated recoverable tons. During the six months ended June 30, 2007, we generated total revenues of approximately $37.9 million, net loss of approximately $12.5 million and EBITDA loss (See EBITDA NOTE below) of $1.6 million and sold approximately 740,000 tons of coal. Our goal is to acquire additional mines and increase production from existing reserves as market conditions allow. We are optimistic about the long-term future of coal. Investments in reserves, infrastructure, permitting, and people made over the last three years mean that we are positioned to take advantage of a strong market when coal prices rebound as we believe they will.

         Our revenues have resulted primarily from the sale of coal to electric utility companies in the Southeastern United States. According to the U.S. Department of Energy, Energy Information Administration ("EIA"), the long-term outlook for coal demand in the Southeast is favorable, as coal generated electricity in our region is expected to grow at a rate of 2.5% per year. During the six months ended June 30, 2007, approximately 81.8% of our revenue was generated from coal sales to electric utility companies in the Southeastern United States. Our largest customers were South Carolina Public Service Authority (Santee Cooper), Duke Power, and Georgia Power, representing approximately 25.0%, 24.5% and 19.5% of our revenues, respectively. We sell a majority of our coal pursuant to long-term contracts. We regularly pursue additional long-term contracts at favorable prices.

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

                                         Three Months Ended June 30,      Six Months Ended June 30,
                                         ----------------------------    ----------------------------
                                            2007             2006            2007            2006
                                         ------------    ------------    ------------    ------------
Net loss .............................   $ (6,539,739)   $ (4,897,582)   $(12,501,257)   $(12,576,476)

Other (income) expense, net ..........       (343,002)       (506,774)       (752,293)       (847,652)

Interest expense .....................      2,216,205       1,859,189       4,320,553       3,728,033

Depreciation, depletion, amortization,
and accretion ........................      3,664,059       4,081,510       7,292,655       7,913,746
                                         ------------    ------------    ------------    ------------
EBITDA ...............................   $ (1,002,477)   $    536,343    $ (1,640,342)   $ (1,782,349)

Stock based compensation expense(1) ..        240,264         355,092         909,632         703,940
                                         ------------    ------------    ------------    ------------

Adjusted EBITDA ......................   $   (762,213)   $    891,435    $   (730,710)   $ (1,078,409)
                                         ============    ============    ============    ============

(1) Includes $434,493 attributable to options sold to the President and CEO during the first quarter of 2007 by the Chairman of the Company's Board of Directors who is also the former President and CEO.


MANN STEEL PRODUCTS ACQUISITION

         On June 18, 2007, we entered into a Purchase Agreement with Mann Steel Products, Inc., Frank C. Mann, II and William T. Mann (collectively the "Sellers"), pursuant to which we will acquire, subject to the satisfaction of certain conditions, all of the issued and outstanding stock of Mann Steel Products along with all of its corporate assets, other than certain equipment, for an aggregate purchase price of $55,000,000. The purchase price is subject to adjustment based on Mann Steel's working capital at the end of the business day immediately prior to the closing.

         The consummation of the acquisition is conditioned on, among other customary requirements, the approval of the Purchase Agreement and the transactions and ancillary documents contemplated thereunder by our board of directors, our satisfaction with the results of our due diligence investigation of Mann Steel, the satisfaction of our potential lenders with the results of their due diligence investigation of Mann Steel, our receipt of certain audited and reviewed financial statements of Mann Steel, and Mann Steel having obtained all consents and approvals necessary for the consummation of the acquisition. We have a certain period of time following receipt of certain audited and reviewed financial statements of Mann Steel to terminate the agreement, and if we do not, the approval of our board of directors, our satisfaction with the results of our due diligence investigation, and the satisfaction of our lenders with the results of their due diligence investigation shall no longer be conditions to our obligation to consummate the acquisition. The process of selecting potential lenders has not been completed and, depending upon proposed terms and conditions, may have a significant impact on the acquisition.

         The parties have agreed to bear their own expenses in connection with the acquisition. In the event that a party terminates the Purchase Agreement for the other party's failure to perform their covenants or a material breach of their representations and warranties, and prior to such termination the terminating party has satisfied the conditions precedent to the other party's obligation to consummate the acquisition, the non-terminating party shall reimburse the terminating party for the actual amount of its reasonable, documented expenses up to a maximum of $250,000.

         Pursuant to the terms of the Purchase Agreement, we deposited $250,000 into an escrow account as an earnest money deposit. In the event the Sellers terminate the Purchase Agreement for our failure to perform our covenants or a material breach of our representations and warranties, the Sellers shall be entitled to receive the earnest money deposit as liquidated damages.

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

RESULTS OF OPERATIONS

         The following table presents consolidated statement of operations data for each of the periods indicated as a percentage of revenues.

                                             Three Months Ended         Six Months Ended
                                                   June 30,                  June 30,
                                            ---------------------     ---------------------
                                              2007         2006         2007         2006
                                            --------     --------     --------     --------
Revenues ................................      100.0%       100.0%       100.0%       100.0%
                                                                      --------     --------
Operating expenses:
    Cost of sales .......................       97.0         89.1         94.7         94.7
    Depreciation, depletion, amortization
       and accretion ....................       19.4         16.9         19.2         17.7
    General and administrative ..........        8.3          8.7          9.6          9.3
                                            --------     --------     --------     --------
    Total operating expenses ............      124.7        114.7        123.6        121.7
                                            --------     --------     --------     --------
Loss from operations ....................      (24.7)       (14.7)       (23.6)       (21.7)
Other income (expense):
    Interest expense ....................      (11.7)        (7.7)       (11.4)        (8.4)
    Other income (expense), net .........        1.8          2.1          2.0          1.9
                                            --------     --------     --------     --------
 Net loss ...............................      (34.6)       (20.3)       (33.0)       (28.2)
                                            ========     ========     ========     ========

COMPARISON OF THREE MONTHS ENDED JUNE 30, 2007 AND THREE MONTHS ENDED JUNE 30, 2006

         PRODUCTION

         In the three months ended June 30, 2007 and 2006, our mines produced 243,703 and 364,362 tons of coal, respectively, as follows:



                                                THREE MONTHS ENDED JUNE 30,
                                         --------------------------------------
                                           2007       %         2006       %
                                         -------   -------    -------   -------

Surface mines ........................    81,321      23.0%   110,002      24.2%
Highwall mines .......................    34,938       9.9%    69,908      15.4%
Underground mines ....................   127,444      36.1%   184,452      40.6%
                                         -------   -------    -------   -------
Total tons produced ..................   243,703      69.0%   364,362      80.2%
Coal purchased .......................   109,466      31.0%    89,856      19.8%
                                         -------              -------
Total tons available .................   353,169     100.0%   454,218     100.0%
                                         =======              =======
Tons produced by contract miners
included in the above ................    81,370      23.0%   192,434      42.4%

         REVENUES

         For the three months ended June 30, 2007, approximately 78.6% of coal sales were made to four utilities and one industrial customers under contracts with original terms of twelve months or longer. The remaining coal sales for the six month period were made under short term contracts or purchase orders. Tons sold and the associated revenue for the two three month periods were as follows:

                                      Three Months
                                     Ended June 30,        Increase (decrease)
                               -------------------------   -------------------
                                  2007          2006           $            %
                               -----------   -----------   -----------    ----
Coal sales ..................  $18,729,218   $23,877,070   $(5,147,852)   (21.6)
Tons sold ...................      372,341       455,548       (83,207)   (18.3)
Average  price per ton sold .  $     50.30   $     52.41   $     (2.11)   (4.0)

         The decrease in revenue from coal sales for the three months ended June 30, 2007 as compared to the same period in 2006 was the result of a decline in sales volume due to the completion of existing sales contracts in combination with a $2.11 decline in the average sales price per ton. Other revenues, consisting primarily of fees charged to another coal producer for use of our train loading facilities, represented approximately 0.8% of total revenues, slightly lower than the prior period at 1.0%.

         OPERATING EXPENSES

              COST OF SALES

                                      Three Months
                                      Ended June 30,            Increase (decrease)
                                -------------------------   --------------------------
                                   2007          2006            $              %
                                -----------   -----------   -----------    -----------
Cost of sales ...............   $18,309,912   $21,487,485   $(3,177,573)         (14.8)
Tons sold ...................       372,341       455,548       (83,207)         (18.3)
Average cost per ton sold ...   $     49.18   $     47.17   $      2.01            4.3

         Total cost of sales declined 14.8% during the three months ended June 30, 2007 as compared to the same three month period in 2006 primarily as a result of the 18.3% reduction in volume of coal sold during the period. However, the average cost per ton sold increased $2.01 or 4.3% as both production and sales volume declined relative to many costs that are fixed in the short term. Cost of sales as a percentage of total revenues increased from 89.1% for the three months ended June 30, 2006 to 97.0% for the same period in 2007. Notably, cost of sales includes a 265.8%, or approximately $240,000, increase in costs associated with idle facilities as the result of idling one of our highwall miners, our newly renovated Baldwin facility, and our Mine # 17 at the beginning of 2007 due to an insufficiency of existing sales contracts. Royalty expense declined 54.6%, or approximately $645,000, because we mined 20.3% of total production on owned reserves in our New River Tract in Tennessee whereas all coal mined in the same period in 2006 was on leased reserves. Labor and labor related expenses declined by approximately 1.5% as a result of decreased production.

              DEPRECIATION, DEPLETION, AMORTIZATION, AND ACCRETION EXPENSE

                                        Three Months
                                        Ended June 30,         Increase (decrease)
                                   -----------------------   ------------------------
                                      2007         2006          $              %
                                   ----------   ----------   ----------    ----------
Depreciation, depletion,
  amortization & accretion ....    $3,664,058   $4,081,510   $ (417,452)        (10.2)
Tons sold .....................       372,341      455,548      (83,207)        (18.3)
Average cost per ton sold .....    $     9.84   $     8.96   $     0.88           9.8

         The 10.2% decline in depreciation, depletion, amortization, and accretion expense for the three months ended June 30, 2007 as compared to the comparable period in 2006, is attributable primarily to the sale-leaseback of one of our highwall miners in September 2006 and the idling of certain facilities. The cost associated with this highwall miner is currently reflected as operating lease expense in cost of sales. Accretion expense associated with asset retirement obligations and depletion expense increased approximately 73.6% as the result of opening new mines on owned reserves in the New River Tract in Tennessee.

              GENERAL AND ADMINISTRATIVE EXPENSES

                                        Three Months
                                        Ended June 30,         Increase (decrease)
                                   -----------------------   ------------------------
                                      2007         2006          $              %
                                   ----------   ----------   ----------    ----------
General & administrative .......   $1,575,011   $2,101,327   $ (526,316)        (25.1)
Tons sold ......................      372,341      455,548      (83,207)        (18.3)
Average cost per ton sold ......   $     4.23   $     4.62   $    (0.39)         (8.4)

         The 25.1% decrease in general and administrative expenses for the three months ended June 30, 2007 as compared to the same period in the previous year is primarily attributable to a reduction in corporate positions resulting in a 17.5%, or approximately $135,000, reduction in salaries and related expenses in addition to a 35.2%, or approximately $115,000, reduction in stock-based compensation expense. Significant decreases were also realized in security and travel.

              OTHER INCOME (EXPENSE)

         The 19.2% increase in interest expense for the three months ended June 30, 2007 as compared to the same three month period in 2006 is as follows:

                                       Three Months
                                       Ended June 30,         Increase (decrease)
                                  -----------------------   ------------------------
                                     2007         2006          $              %
                                  ----------   ----------   ----------    ----------
10.5% Senior Secured Notes ....   $1,769,397   $1,733,097   $   36,300           2.1
Term Loan Credit Facility .....      281,035         --        281,035          --
Installment obligations & notes       22,611       35,849      (13,238)        (36.9)
Capital lease obligations .....      109,927       89,189       20,738          23.3
Other .........................       33,235        1,054       32,181        3053.2
                                  ----------   ----------   ----------    ----------
  Total interest expense ......   $2,216,205   $1,859,189   $  357,016          19.2
                                  ==========   ==========    ==========

         Interest income increased 84.1% to approximately $310,000 in the 2007 period as a result of increased average cash balances while other income declined 90.3% to approximately $33,000. Other income in the 2006 period included a gain on the refinancing of mining equipment.

COMPARISON OF SIX MONTHS ENDED JUNE 30, 2007 AND SIX MONTHS ENDED JUNE 30, 2006

         PRODUCTION

         In the six months ended June 30, 2007 and 2006, our mines produced 544,506 and 682,972 tons of coal, respectively, as follows:



                                                 SIX MONTHS ENDED JUNE 30,
                                         --------------------------------------
                                           2007       %         2006       %
                                         -------   -------    -------   -------

Surface mines ........................   182,622      23.3%   201,113      22.9%
Highwall mines .......................    69,746       8.9%   101,368      11.5%
Underground mines ....................   292,138      37.3%   380,491      43.3%
                                         -------   -------    -------   -------
Total tons produced ..................   544,506      69.5%   682,972      77.7%
Coal purchased .......................   238,938      30.5%   196,071      22.3%
                                         -------              -------
Total tons available .................   783,444     100.0%   879,043     100.0%
                                         =======              =======
Tons produced by contract miners
included in the above ................   184,294      23.5%   331,933      37.8%


         REVENUES

         For the six months ended June 30, 2007, approximately 93.2% of coal sales were made to four utilities and two industrial customers under contracts with original terms of twelve months or longer. The remaining coal sales for the six month period were made under short term contracts or purchase orders. Tons sold and the associated revenue for the two six month periods were as follows:

                                Six Months Ended June 30,       Increase (decrease)
                                -------------------------   --------------------------
                                   2007          2006            $              %
                                -----------   -----------   -----------    -----------
Coal sales ..................   $37,543,116   $44,114,840   $(6,571,724)         (14.9)
Tons sold ...................       740,672       827,738       (87,066)         (10.5)
Average  price per ton sold .   $     50.69   $     53.30   $     (2.61)          (4.9)

         The decrease in revenue from coal sales for the six months ended June 30, 2007 as compared to the same period in 2006 was the result of a decline in sales volume due to the completion of existing sales contracts in combination with a $2.61 decline in the average sales price per ton. Other revenues, consisting primarily of fees charged to another coal producer for use of our train loading facilities, represented approximately 1.0% of total revenues, consistent with the prior period.

         OPERATING EXPENSES

              COST OF SALES

                                Six Months Ended June 30,       Increase (decrease)
                                -------------------------   --------------------------
                                   2007          2006            $              %
                                -----------   -----------   -----------    -----------
Cost of sales ...............   $35,903,825   $42,218,201   $(6,314,376)         (14.9)
Tons sold ...................       740,672       827,738       (87,066)         (10.5)
Average cost per ton sold ...   $     48.47   $     51.00   $     (2.53)          (5.0)

         Total cost of sales declined 14.9% or $2.53 per ton during the six months ended June 30, 2007 as compared to the same six month period in 2006. Cost of sales expressed as a percentage of total revenues was flat at 94.7% for both periods. However, cost of sales for the first six months of 2006 includes approximately $1.9 million of expenses experienced as the result of damage to one of our highwall miners caused by a March 2006 rock collapse. These expenses were recovered from insurance proceeds, net of a small deductible, in September 2006. Excluding the effect of these repairs, cost of sales declined approximately $3,679,000 or 9.3% for the six months ended June 30, 2007 as compared to the same period in 2006 resulting in an effective increase in the average cost per ton sold of approximately $0.65 or 1.4%.

         The primary reason for the decrease in total cost of sales is the decline in the volume of coal sold during the period. Notable fluctuations in cost of sales include labor costs which increased 2.7% or approximately $160,000 as the result of an increase in professional operations staff and higher insurance costs. Costs associated with idle facilities increased approximately $1.3 million, an eleven-fold increase, primarily as the result of idling one of our highwall miners and our newly renovated Baldwin facility at the beginning of 2007. Royalty expense declined 55.1% or approximately $1.3 million as the result of a temporary reduction in the royalty rate at one of our mines and because of mining 21.1% of total production for the 2007 period on owned reserves in our New River Tract in Tennessee whereas all coal was mined on leased reserves in the same six month period in 2006.

              DEPRECIATION, DEPLETION, AMORTIZATION, AND ACCRETION EXPENSE

                                   Six Months Ended June 30,       Increase (decrease)
                                   -------------------------   --------------------------
                                      2007          2006            $              %
                                   -----------   -----------   -----------    -----------
Depreciation, depletion,
  amortization & accretion .....   $ 7,292,655   $ 7,913,746   $  (621,091)          (7.8)
Tons sold ......................       740,672       827,738       (87,066)         (10.5)
Average cost per ton sold ......   $      9.85   $      9.56   $      0.29            3.0

         The 7.8% decline in depreciation, depletion, amortization and accretion expense for the six months ended June 30, 2007 as compared to the comparable period in 2006, is attributable primarily to the sale-leaseback of one of our highwall miners in September 2006 and the idling of certain facilities. The cost associated with this highwall miner is currently reflected as operating lease expense in cost of sales. Accretion expense associated with asset retirement obligations and depletion expense increased approximately $392,000, or 53.0%, as the result of opening new mines on owned reserves in the New River Tract in Tennessee.

              GENERAL AND ADMINISTRATIVE EXPENSES

                                   Six Months Ended June 30,       Increase (decrease)
                                   -------------------------   --------------------------
                                      2007          2006            $              %
                                   -----------   -----------   -----------    -----------
General & administrative .......   $ 3,653,908   $ 4,158,035   $  (504,127)         (12.1)
Tons sold ......................       740,672       827,738       (87,066)         (10.5)
Average cost per ton sold ......   $      4.93   $      5.02   $     (0.09)          (1.8)

         The 12.1% decrease in general and administrative expenses for the six months ended June 30, 2007 as compared to the same period in the previous year is primarily attributable to a reduction in corporate positions resulting in a 21.6% reduction in salaries and related expenses, net of a 27.5% increase in stock-based compensation including the sale of 400,000 options by the Chairman of the Board of Directors to the President and CEO, which resulted in stock-based compensation expense of approximately $434,000 in March 2007. Significant decreases totaling approximately $329,000 were also realized in professional fees, security, and travel.

              OTHER INCOME (EXPENSE)

         The 15.9% increase in interest expense for the six months ended June 30, 2007 as compared to the same six month period in 2006 is as follows:

                                   Six Months Ended June 30,       Increase (decrease)
                                   -------------------------   --------------------------
                                      2007          2006            $              %
                                   -----------   -----------   -----------    -----------
10.5% Senior Secured Notes .....   $ 3,513,683   $ 3,442,172   $    71,511            2.1
Term Loan Credit Facility ......       501,928          --     $   501,928           --
Installment obligations & notes         47,831        65,081       (17,250)         (26.5)
Capital lease obligations ......       218,682       182,468        36,214           19.8
Other ..........................        38,429        38,312           117            0.3
                                   -----------   -----------   -----------    -----------
  Total interest expense .......   $ 4,320,553   $ 3,728,033   $   592,520           15.9

         Interest income increased 58.1% to approximately $609,000 in the 2007 period as a result of increased average cash balances while other income declined 69.0% to approximately $143,000. Other income in the 2006 period included a gain on the sale of equipment of a transportation subsidiary.

LIQUIDITY AND CAPITAL RESOURCES

         At June 30, 2007, we had cash and cash equivalents of approximately $5.5 million and negative working capital of approximately $1.2 million. Net cash flows used in operations for the six months then ended were approximately $7.1 million of which $5.4 million and $1.7 million related to the first and second quarters, respectively, highlighting improvement in operating efficiency and sales effectiveness. However, our operations do not generate positive cash flow and the ability to do so during the remainder of 2007 is dependent upon generating spot sales at prices averaging at least $45 per ton and additional improvements to operating efficiency.

         At June 30, 2007, we had stockholders' equity of $132,246 and had incurred net losses of $6.5 million and $12.5 million, excluding preferred stock dividends, for the three and six months then ended, respectively. We expect to continue to incur net losses into the foreseeable future resulting in a stockholders' deficit.

         We invested $2.4 million in equipment and mine development during the six months ended June 30, 2007. We intend to make additional capital expenditures of approximately $5.0 million during the third quarter of 2007 to redeploy our second highwall miner in Kentucky and add a new mining truck to our equipment fleet in addition to routine capital expenditures estimated at $100,000 per month. Redeployment of the highwall miner will require a full spread of surface mining equipment, which will cost approximately $3.3 million to be financed through installment purchase obligations.

         Our operating plan for the remainder of 2007 includes generating cash receipts that are adequate to cover all commitments excluding the capital expenditures mentioned above. However, our plan relies on at present uncommitted sales of approximately 130,000 tons at a minimum sales price of $45.00 per ton, adequate production to meet commitments, and continued improvements in operating performance. If we are unable to execute our operating plan successfully, we will not be able to meet our liquidity requirements and we will need to raise additional cash or discontinue operations at some of our facilities. There are no assurances that our efforts to raise additional cash would be successful or that discontinued operations would generate adequate savings to meet our commitments.

         The  following  table   summarizes  our  long-term  debt   obligations,
excluding capital leases:

                                                    JUNE 30,       DECEMBER 31,
                                                      2007             2006
                                                  ------------     ------------
10.5% Senior Secured Notes, due 2010 .........    $ 55,000,000     $ 55,000,000
Term Loan Credit Facility ....................      10,000,000        8,000,000
Bank note (prime + 1%), due 2007 .............         247,445          637,374
Installment purchase obligations, due 2008 ...       1,266,129        2,825,209
Installment purchase obligations, due 2009 ...       2,548,734        3,200,286
Installment purchase obligations, due 2010 ...         626,457             --
Equipment notes (7.83%-9.28%, due 2009) ......         172,017          125,382
Equipment note (4.48%, due 2009) .............         180,365          234,721
Other ........................................           4,836           89,512
Less unamortized discounts ...................      (2,969,301)      (3,298,679)
                                                  ------------     ------------
                                                    67,076,682       66,813,805
Less current portion of long-term debt .......      (3,235,822)      (4,720,671)
                                                  ------------     ------------
Long-term debt ...............................    $ 63,840,860     $ 62,093,134
                                                  ============     ============

              TERM LOAN CREDIT FACILITY

         On October 12, 2006, our wholly-owned subsidiary, National Coal Corporation, entered into a Term Loan Credit Facility that provides for borrowings of $10.0 million with Guggenheim Corporate Funding, LLC in order to fund general operating and working capital needs. We borrowed $8.0 million in 2006 and the remaining $2.0 million in March 2007. Our obligations under the credit facility are secured by a first priority senior lien on substantially all of our assets.

         Initially, the credit agreement provided that all amounts under the facility would be due and payable in March 2010 and would bear interest at a rate equal to, at our option, the Eurodollar Rate plus 3.5% or the Base Rate (which approximates the prime rate) plus 2.5%. The term loan credit facility also contained financial covenants and default provisions including that we maintain minimum levels of EBITDA and liquidity, maintain minimum interest coverage ratios, not exceed maximum leverage ratios, and that we limit certain future categories of transactions such as the incurrence of additional indebtedness and the sale of assets.

         In March 2007, Guggenheim agreed to amend the credit agreement and reset the financial covenants for 2007 and 2008 including: EBITDA, consolidated leverage, and consolidated interest coverage. As a result of the March 2007 amendment, the applicable margin on the credit facility increased by 1.0%. The applicable margin was the rate which was added to the Eurodollar Rate or Base Rate to determine the full interest rate on the facility.

         At June 30, 2007, we were not in compliance with certain financial covenants under the credit facility, including those relating to EBITDA, consolidated leverage, and consolidated interest coverage, and on August 15, 2007, Guggenheim agreed to a further amendment of the credit agreement. Pursuant to the August 2007 amendment, Guggenheim waived our non-compliance with the financial covenants for the quarter ended June 30, 2007, and the parties agreed to:

         o Change the maturity date under the credit agreement from March 2010 to December 31, 2008;

         o Change the interest rate payable on all outstanding loans to 12% per annum;

         o Provide for a payment to Guggenheim of a fee of $100,000 upon execution of the amendment, and fees equal to 5% of all amounts outstanding under the credit agreement at December 31, 2007 and 10% of all amounts outstanding under the credit agreement at June 30, 2008;

         o Provide for a payment to Guggenheim of a fee of $100,000 upon execution of the amendment, and fees equal to 5% of all amounts outstanding under the credit agreement at December 31, 2007 and 10% of all amounts outstanding under the credit agreement at June 30, 2008;

         o Reset the EBITDA financial covenant, defined in the agreement as consolidated net income plus 1) income tax expense, 2) consolidated interest expense including amortization of debt discount and debt issuance costs, 3) depreciation and amortization expense, 4) any extraordinary, unusual or non-recurring expenses or losses, and 5) any other non-cash charges minus 1) interest income, 2) any extraordinary, unusual or non-recurring income or gains and 3) any other non-cash income, and eliminate the consolidated leverage and consolidated interest coverage covenants; and

         o Eliminate any prepayment penalties, and provide the Company with greater ability to incur additional indebtedness and capital lease obligations.

         Management of the Company believes that the Company will be in compliance with the terms of the credit agreement and its covenants, as reset, for the subsequent twelve month period and as such has reflected this obligation as long-term on the condensed consolidated balance sheet at June 30, 2007. The Company is in the process of determining the proper accounting under EITF 96-19 DEBTOR'S ACCOUNTING FOR A MODIFICATION OR EXCHANGE OF DEBT INSTRUMENTS for the related unamortized deferred financing fees of approximately $355,000 and the fees paid in August 2007 of $100,000.

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

         CASH FLOWS

         We currently satisfy our working capital requirements primarily through cash flows generated from operations and sales of debt and equity securities. For the six months ended June 30, 2007, we had a net increase in cash of approximately $3.3 million. Cash flows from operating, financing and investing activities for the six months ended June 30, 2007 and 2006 are summarized in the following table:

                                                    SIX MONTHS ENDED JUNE 30,
                                                 -------------------------------
ACTIVITY                                             2007              2006
                                                 ------------      ------------
Operating activities .......................     $ (7,066,458)     $    516,624
Investing activities .......................       (2,168,296)      (25,893,079)
Financing activities .......................       12,553,183         1,411,402
                                                 ------------      ------------
    Net increase (decrease) in cash ........     $  3,318,429      $(23,965,053)
                                                 ============      ============

         OPERATING ACTIVITIES

         The increase in net cash used in operating activities of approximately $7.6 million to $7.1 million during the six months ended June 30, 2007 was primarily due to a $1.4 million increase in inventory and a $3.8 million decline in accounts payable and accrued liabilities, as compared to a $5.9 million increase in accounts payable and accrued liabilities during the same period in 2006.

         INVESTING ACTIVITIES

         Cash used in investing activities of $2.2 million was primarily related to the acquisition of mining equipment, required prepayment of royalties and increases in restricted cash in support of reclamation obligations and workers' compensation liabilities. Additionally, we placed $250,000 in escrow relating to a potential acquisition.

         FINANCING ACTIVITIES

         The net cash provided by financing activities of approximately $12.6 million during the six months ended June 30, 2007 was primarily the result of the issuance of 3,000,000 shares of common stock for $13,950,000 and an additional $2.0 million borrowed on our Term Loan Credit Facility net of the repayment of notes and capital lease balances.

         CONTRACTUAL OBLIGATIONS

         The following summarizes our contractual obligations at June 30, 2007 and the effects such obligations are expected to have on liquidity and cash flow in future periods:

                                                              PAYMENTS DUE BY PERIOD
                                     ------------------------------------------------------------------------
                                                     LESS THAN 1        1-3           3-5           AFTER
                                         TOTAL          YEAR           YEARS         YEARS         5 YEARS
                                     ------------   ------------   ------------   ------------   ------------
Long-term debt (including ........   $ 92,479,746   $  9,884,970   $ 24,686,214   $ 57,908,562   $      --
   interest)
Operating leases .................      5,424,556      1,998,813      3,425,743           --            --
Capital leases ...................        419,754        252,254        167,500           --            --
Coal purchase contracts ..........      6,984,711      6,984,711           --             --            --
                                     ------------   ------------   ------------   ------------   ------------
     Total contractual obligations   $105,308,767   $ 19,120,748   $ 28,279,457   $ 57,908,562   $      --
                                     ============   ============   ============   ============   ============

         The table excludes the contingent payments of $500,000 and $1,000,000 which would be due on December 31, 2007 and June 30, 2008, respectively, if the debt is still outstanding on each of those dates.

         We rent mining equipment pursuant to operating lease agreements, and made lease payments totaling approximately $1,109,000 during the six months ended June 30, 2007.

         For the six months ended June 30, 2007, we accrued dividends to the holders of our Series A cumulative convertible preferred stock in the aggregate of approximately $155,000. Historically we have made semi-annual cash dividend payments to the holder of the Series A preferred stock on June 30 and December
31. Dividends accrued on our Series A cumulative convertible preferred stock of $371,317 related to 2006 were paid in February 2007. At June 30, 2007, there were accrued but unpaid dividends on our Series A cumulative convertible preferred stock of $480,232 including deemed dividends of $47,485 as a result of induced conversion of 24.0 shares. The dividend rate of our Series A preferred stock increased from 5% to 8% on September 1, 2006. We intend to make dividend payments going forward as long as (1) no default of our debt covenants has occurred, (2) we will be in pro-forma compliance with our debt agreements, and
(3) the available credit and cash equivalents we have is not less than $1.5 million.

         SALES COMMITMENTS

         At June 30, 2007, we had the following contractual commitments to ship coal at fixed prices subject to annual adjustment:

                                                                       DOLLAR
CALENDAR YEAR                              TONS       AVG. $/ TON       VALUE
                                       -----------    -----------    -----------
2007 remaining ....................        692,000    $     51.26    $35,473,850
2008 ..............................        210,000          52.49     11,022,000
2009 ..............................        197,500          51.16     10,104,500
2010 ..............................        137,879          49.00      6,756,071
                                       -----------    -----------    -----------
    Total .........................      1,237,379    $     51.20    $63,356,421
                                       ===========    ===========    ===========

         We typically sell our coal at a negotiated price per ton pursuant to contracts of twelve months or greater. For the six months ended June 30, 2007, 92.4% of coal tons sold was under contracts of twelve months or greater. Price adjustment, "price reopener" and other similar provisions in certain of our contracts may reduce the protection from short-term coal price volatility traditionally provided by such contracts. Most of our coal supply agreements contain provisions requiring us to deliver coal meeting quality thresholds for certain characteristics such as Btu, sulfur content, ash content, hardness and ash fusion temperature. Variations from these specifications typically result in economic penalties or premiums, including in extreme situations the rejection of deliveries, which could result in higher or lower revenues than those in the table above.

         ACQUISITIONS

         We regularly seek out and evaluate the potential acquisition of coal mining and related assets that we feel would be accretive to our business. Any acquisition opportunities we pursue could materially affect our liquidity and capital resources and may require us to incur indebtedness, seek additional equity capital, or both. There can be no assurance that such additional indebtedness and/or equity capital will be available on terms acceptable to us, if at all.

         In June 2007, we entered into a stock purchase agreement with the stockholders of Mann Steel Products, Inc. to acquire 100% of the stock of that company for $55 million. The acquisition of Mann Steel, which operates three surface mining facilities in Alabama, is subject to the obtaining of financing and approval of the transaction by our Board of Directors. We will need to finance the proposed acquisition of Mann Steel using both debt and equity financing. There are no assurances that our efforts to raise financing for this transaction will be successful.

OFF-BALANCE SHEET ARRANGEMENTS

         At June 30, 2007, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, variable interest or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

         We use bank letters of credit to secure our obligations for post-mining reclamation and other obligations. At June 30, 2007, we had $15,020,000 million of letters of credit outstanding supporting post-mining reclamation bonds and $1,282,770 of letters of credit supporting an operating lease of a highwall miner. With the exception of $700,000 secured by our Knoxville, TN corporate headquarters building, these bank letters of credit are secured by certificates of deposit at two local banks reflected as restricted cash on our balance sheet.

CRITICAL ACCOUNTING POLICIES, JUDGMENTS AND ESTIMATES

         Accounting measurements at interim dates inherently involve greater reliance on estimates than those made at year-end. The results for the three months ended June 30, 2007 are not necessarily indicative of results to be expected for the full year. Please refer to the section entitled "Critical Accounting Policies, Judgments and Estimates" included in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation of our Annual Report on Form 10-K for the year ended December 31, 2006 for a discussion of our critical accounting policies, judgments and estimates. There have been no material changes to the previously reported information concerning our Critical Accounting Policies, Judgments and Estimates.

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

ITEM 4.  CONTROLS AND PROCEDURES.

CONTROLS AND PROCEDURES

         Members of our management, including our President and Chief Executive Officer, Daniel A. Roling, and Chief Financial Officer, T. Michael Love, have evaluated the effectiveness of our disclosure controls and procedures, as defined by paragraph (e) of Exchange Act Rules 13a-15 or 15d-15, as of June 30, 2007, the end of the period covered by this report. Based upon that evaluation, Messrs. Roling and Love concluded that our disclosure controls and procedures were effective as of June 30, 2007.

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

         Some of the same plaintiffs filed a similar action in U.S. District Court based on essentially the same facts alleging NEPA violations regarding OSM's approval of an application for a revision of the same permit. The Company and the OSM have filed Motions for Summary Judgment based upon the outcome of the prior case above referenced. An unfavorable outcome of this action would not involve direct monetary damages; however significant financial losses could result from curtailed mining operations. In July 2007, the U.S. District Court entered an Order of Judgment granting the Motions for Summary Judgement filed by the OSM and the Company and denying the Motion for Summary Judgment filed by the plaintiffs.

         During 2005, the Company was audited by its previous workers' compensation insurance provider which contends that an additional approximately $1.4 million in premiums is owed for the year ended April 15, 2005. The matter primarily involves the application of premium rates to employees performing certain job functions. In January 2006, the Company paid $427,000 to the previous insurance provider. Currently, the matter has not been resolved and both parties have pursued legal action in the United States District Court of the Eastern District of Tennessee. While management believes legal reserves are sufficient for this matter, it is possible that the actual outcome of the matter could vary significantly from this amount. The Company made an offer to settle in March 2007 which was accepted and subsequently rejected by the insurance company. The Company filed a Motion with the Court to enforce the settlement accepted by the insurance company. The Court granted the Motion in August 2007.

         In March 2006, the Company was named as defendant in a complaint filed in the United States District Court for the Eastern District of Kentucky by the sublessee of certain coal mining rights concurrent with the Company's operations in Kentucky. The Company was the sublessee of the right to mine coal using the underground method on the property in question, as the result of a 2004 acquisition. The complainant claimed that it possessed the right to mine the coal at this property through the surface mining method and that by mining the coal by the highwall mining method, the Company committed either an intentional or negligent trespass. The complainant sought damages in the range of $1.2 million to $2.8 million, which it estimated to be the range of gross profits from the revenues of the coal mined. Management acknowledged that the Company mined the coal in question, but contended that by using the highwall mining method, the Company mined the coal pursuant to the Lease by an underground mining method and therefore committed no trespass. As an additional defense, the Company filed a third-party complaint against a consultant, who advised the Company that it had the right to mine the coal. This counterclaim could have allowed the Company to recover a portion of any amounts lost, if the original complainant had been successful. A settlement in the amount of $100,000 was reached with the opposing party and documented for entry by Order of the Court in February 2007. The Final Order of the Court terminating the case was entered and payment was made in June 2007.

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

ITEM 1A. RISK FACTORS.

         There have been no material  changes to the risk  factors  disclosed in
Item 1A "Risk Factors" in the Company's Annual Report on Form 10-K for the year ended December 31, 2006 with the following exception:

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

         In July 2007, Jon Nix, former President and CEO, and Scott Filstrup, an independent director since 2005, retired from our Board of Directors and our Board was reduced in size from seven to five members. Kenneth Scott, an independent director since 2005, was elected to the position of Chairman.

         FAILURE TO COMPLETE THE PENDING ACQUISITION OF MANN STEEL PRODUCTS COULD NEGATIVELY IMPACT OUR STOCK PRICE, FUTURE BUSINESS AND FINANCIAL RESULTS.

         If our acquisition of Mann Steel Products is not completed, our ongoing businesses may be adversely affected, and we will be subject to several risks, including:

         o Being required, under certain circumstances under the purchase agreement, to forfeit the deposit of $250,000 currently in escrow;

         o Failure to pursue other beneficial opportunities as a result of our management's focus on pursuing the acquisition, without realizing any of the benefits of having consummated the acquisition; and

         o        Having the price of our common stock decline.

         WE MAY NOT BE ABLE TO OBTAIN FINANCING FOR THE PENDING ACQUISITION OF MANN STEEL PRODUCTS ON TERMS THAT ARE FAVORABLE TO US, OR AT ALL.

         We will need to raise debt or equity financing or a combination therof to consummate the pending acquisition of Mann Steel Products. This financing may not be available on terms favorable to us, or at all. We are highly leveraged, which has important consequences to investors, as discussed elsewhere in this report. The incurrence of additional debt could compound the risks associated with being highly leveraged. Additionally, if we issue equity securities, our existing shareholders could suffer substantial dilution.

         IF WE CONSUMMATE THE ACQUISITION OF MANN STEEL, WE MAY ENCOUNTER PROBLEMS IN INTEGRATING THE TWO BUSINESSES, WHICH MAY INCREASE THE COSTS OF THE ACQUISITION AND DISTRACT MANAGEMENT'S ATTENTION FROM OPERATING THE COMBINED BUSINESS.

         The integration of Mann Steel with National Coal will require the dedication of management resources, which may temporarily distract management's attention from the day-to-day operations of the two companies and adversely affect our operating results. Some of the difficulties we would expect to encounter include, among others, those related to:

         o        integrating   National  Coal's  and  Mann  Steel's  management
                  staffs;

         o        retaining Mann Steel's key management and technical personnel;
                  and

         o        coordinating   the  operation  of   geographically   separated
                  organizations with distinct cultures.

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

         During the six months ended June 30, 2007, holders of 278.66 shares of our Series A convertible preferred stock with liquidation preferences totaling approximately $4,179,894 converted their shares into 812,253 shares of our common stock. The holders of 198.6 shares of Series A Cumulative Convertible Preferred Stock converted during the six months ended June 30, 2007 were provided with an inducement to convert in the form of an additional 83,537 shares of common stock with an aggregate market value of approximately $425,000. The issuance of these securities was exempt from the registration requirements of the Securities Act pursuant to Section 3(a)(9) of the Securities Act as an exchange by the issuer with its existing security holders where no commission or other remuneration is paid for soliciting such exchange.

         From July 1, 2007 through August 13, 2007, holders of 4.0 shares of our Series A convertible preferred stock with liquidation preferences totaling $60,000 and no unpaid dividends converted their shares into 10,363 shares of our common stock. The issuance of these securities was exempt from the registration requirements of the Securities Act pursuant to Section 3(a)(9) of the Securities Act as an exchange by the issuer with its existing security holders where no commission or other remuneration is paid for soliciting such exchange.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         On July 23, 2007, we held our 2007 Annual Meeting of Shareholders. At the annual meeting, there were 21,444,577 shares entitled to vote, including 20,077,012 shares of common stock and Series A convertible preferred stock convertible into 1,367,565 shares of common stock. There were 18,240,887 shares (85.1% of the shares entitled to vote) represented at the meeting in person or by proxy, including 17,312,286 shares of common stock and Series A convertible preferred stock convertible into 928,601 shares of common stock. The only matters submitted to the shareholders at the annual meeting were (a) the election of five directors and (b) an amendment to the 2004 National Coal Corp. Option Plan to increase the maximum number of shares of common stock that may be issues pursuant to awards granted under the plan from 2,750,000 to 4,450,000 shares. Immediately prior to the meeting, the Board of Directors was comprised of Jon Nix, Daniel A. Roling, T. Michael Love, Kenneth Scott, Scott Filstrup, Gerald Malys, and Robert Heinlein. The following summarizes vote results for those matters submitted to our shareholders for action at the annual meeting:

         1. Proposal to elect Kenneth Scott, Daniel Roling, T. Michael Love, Gerald Malys, and Robert Heinlein to serve as our directors for one year and until their successors has been elected:

    DIRECTOR                         FOR                           WITHHELD
    --------                         ---                           --------

 Kenneth Scott                    18,103,337                       137,550
 Daniel Roling                    18,204,502                        36,385
T. Michael Love                   16,016,541                      2,224,346
  Gerald Malys                    18,204,337                        36,550
Robert Heinlein                   18,104,502                       136,385

         2. Proposal to amend 2004 National Coal Corp. Option Plan to increase the maximum number of shares of common stock that may be issues pursuant to awards granted under the plan from 2,750,000 to 4,450,000 shares.

   FOR             AGAINST         ABSTAIN                BROKER NON-VOTES
----------         -------         -------                ----------------
11,434,572         653,111          4,112                     6,149,092

ITEM 6.  EXHIBITS

         THE FOLLOWING EXHIBITS ARE FILED AS PART OF THIS REPORT:

       Exhibit
       Number                           Exhibit Title
       -------    --------------------------------------------------------------
         2.1      Purchase Agreement, dated June 18, 2007, by and among National
                  Coal Corp.,  Mann Steel Products,  Inc., Frank C. Mann, II and
                  William T. Mann.

         10.1 Amended and Restated 2004 National Coal Corp. Option Plan. Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on July 27, 2007.

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


                                    NATIONAL COAL CORP.

Date: August 20, 2007                   /S/ T. MICHAEL LOVE
                                        -------------------------------
                                    By:        T. Michael Love
                                    Its:       Chief Financial Officer
                                               (Principal Financial and
                                               Accounting Officer)