Form 10-Q
period 2007-09-30
NATIONAL COAL CORP
filed 2007-11-19
CIK 1089575

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the quarterly period ended September 30, 2007

                                       or

[_] Transition Report Pursuant Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the transition period from _____________ to ______________.

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

                            8915 GEORGE WILLIAMS ROAD
                               KNOXVILLE, TN 37923
               (Address of principal executive offices, zip code)

                                 (865) 690-6900
              (Registrant's telephone number, including area code)

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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [_] No [X]

         As of November 12, 2007, the issuer had 25,698,792 shares of common stock, par value $.0001 per share, issued and outstanding.

================================================================================

                               NATIONAL COAL CORP.

                               INDEX TO FORM 10-Q

                                                                            PAGE
                                                                            ----

PART I     FINANCIAL INFORMATION...............................................3

Item 1.    Financial Statements................................................3

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations................................23

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.........41

Item 4.    Controls and Procedures............................................41

PART II    OTHER INFORMATION..................................................42

Item 1.    Legal Proceedings..................................................42

Item 1A.   Risk Factors.......................................................42

Item 6.    Exhibits...........................................................43

                          PART I: FINANCIAL INFORMATION
ITEM 1.     FINANCIAL STATEMENTS

                               NATIONAL COAL CORP.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                   (UNAUDITED)
                                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                                  2007            2006
                                                                              ------------    ------------
ASSETS
Current assets
   Cash and cash equivalents ..............................................   $  2,030,500    $  2,180,885
   Accounts receivable ....................................................      3,220,104       3,712,779
   Inventory ..............................................................      2,447,479       2,221,742
   Prepaid and other current assets .......................................      1,345,637         867,247
                                                                              ------------    ------------
     Total current assets .................................................      9,043,720       8,982,653

   Assets held for sale ...................................................           --           640,649
   Property, plant, equipment and mine development, net ...................     54,047,385      55,837,627
   Deferred financing costs ...............................................      3,112,473       2,856,534
   Restricted cash ........................................................     16,668,704      17,246,751
   Other non-current assets ...............................................        567,099         427,516
                                                                              ------------    ------------
     Total assets .........................................................   $ 83,439,381    $ 85,991,730
                                                                              ============    ============

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
   Current maturities of long-term debt ...................................   $  3,989,038    $  4,720,671
   Current installments of obligations under capital leases ...............        177,081         351,668
   Current portion of asset retirement obligations ........................        514,048       1,378,967
   Accounts payable and accrued expenses ..................................     10,630,098      11,981,495
                                                                              ------------    ------------
     Total current liabilities ............................................     15,310,265      18,432,801

   Long-term debt, less current maturities, net of discount ...............     66,735,213      62,093,134
   Obligations under capital leases, less current installments ............        101,336         321,071
   Asset retirement obligations, less current portion .....................      7,106,130       5,835,927
   Deferred revenue .......................................................        713,662       1,032,426
   Other non-current liabilities ..........................................        264,066         199,430
                                                                              ------------    ------------
     Total liabilities ....................................................     90,230,672      87,914,789
                                                                              ------------    ------------

Commitments and contingencies (Note 13)

Stockholders' deficit
   Series A convertible preferred stock, $.0001 par value; 8% coupon; 1,611 shares authorized; 396.44 and 782.54 shares issued and outstanding at
     September 30, 2007 and December 31, 2006, respectively ...............           --              --
   Common stock, $.0001 per value; 80 million shares authorized; 20,688,277 and 16,340,744 shares issued and outstanding at September 30, 2007 and
     December 31, 2006, respectively ......................................          2,069           1,634
   Additional paid-in capital .............................................     58,499,904      42,049,703
   Accumulated deficit ....................................................    (65,293,264)    (43,974,396)
                                                                              ------------    ------------
     Total stockholders' deficit ..........................................     (6,791,291)     (1,923,059)
                                                                              ------------    ------------
     Total liabilities and stockholders' deficit ..........................   $ 83,439,381    $ 85,991,730
                                                                              ============    ============

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                               NATIONAL COAL CORP.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                       THREE MONTHS                    NINE MONTHS
                                                    ENDED SEPTEMBER 30,             ENDED SEPTEMBER 30,
                                               ----------------------------    ----------------------------
                                                   2007            2006            2007            2006
                                               ------------    ------------    ------------    ------------
Revenues
  Coal sales ...............................   $ 20,561,737    $ 21,383,820    $ 58,104,853    $ 65,498,659
  Other revenues ...........................        295,558          45,061         669,833         524,109
                                               ------------    ------------    ------------    ------------
   Total revenues ..........................     20,857,295      21,428,881      58,774,686      66,022,768
                                               ------------    ------------    ------------    ------------

Expenses
  Cost of sales ............................     20,502,468      16,050,268      56,406,293      58,268,468
  Depreciation, depletion, amortization
    and accretion ..........................      4,047,671       3,812,736      11,340,326      11,726,482
  General and administrative ...............      1,671,768       3,173,000       5,325,676       7,331,035
                                               ------------    ------------    ------------    ------------
   Total operating expenses ................     26,221,907      23,036,004      73,072,295      77,325,985
                                               ------------    ------------    ------------    ------------

Operating loss .............................     (5,364,612)     (1,607,123)    (14,297,609)    (11,303,217)
                                               ------------    ------------    ------------    ------------

Other income (expense)
  Interest expense .........................     (2,194,661)     (1,673,464)     (6,515,214)     (5,401,498)
  Other income (expense), net ..............        451,803         (46,459)      1,204,096         801,194
                                               ------------    ------------    ------------    ------------
   Total other income (expense) ............     (1,742,858)     (1,719,923)     (5,311,118)     (4,600,304)
                                               ------------    ------------    ------------    ------------

Net loss ...................................   $ (7,107,470)   $ (3,327,046)   $(19,608,727)   $(15,903,521)

Preferred stock dividend ...................        (42,894)       (377,105)       (342,737)       (739,991)

Preferred stock deemed dividend ............       (687,034)           --        (1,710,139)           --
                                               ------------    ------------    ------------    ------------

Net loss attributable to common shareholders   $ (7,837,398)   $ (3,704,151)   $(21,661,603)   $(16,643,512)
                                               ============    ============    ============    ============

Basic net loss per common share ............   $      (0.39)   $      (0.23)   $      (1.12)   $      (1.11)
                                               ============    ============    ============    ============

Diluted net loss per common share ..........   $      (0.39)   $      (0.23)   $      (1.12)   $      (1.11)
                                               ============    ============    ============    ============

Weighted average common shares .............     20,246,652      15,778,005      19,263,128      15,029,335
                                               ============    ============    ============    ============


         The accompanying notes are an integral part of these condensed consolidated financial statements.

                               NATIONAL COAL CORP.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                 NINE MONTHS
                                                                             ENDED SEPTEMBER 30,
                                                                        ----------------------------
                                                                            2007            2006
                                                                        ------------    ------------
Cash Flows from Operating Activities:
  Net loss ..........................................................   $(19,608,727)   $(15,903,521)
  Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
     Depreciation, depletion, amortization and accretion ............     11,340,326      11,726,482
     Amortization of deferred financing costs .......................        527,526         432,778
     Amortization of notes discount .................................        502,743         447,177
     (Gain) loss on disposal of assets ..............................       (241,377)         22,233
     Loss (gain) on extinguishment of debt ..........................         50,720        (269,608)
     Settlement of asset retirement obligations .....................       (336,680)       (937,925)
     Non-cash compensation:
       Stock option expense .........................................        752,726       2,012,820
       Related party option expense .................................        434,493            --
     Changes in operating assets and liabilities:
       Decrease (increase) in accounts receivable ...................        492,675        (521,220)
       Increase in inventory ........................................       (225,737)     (1,852,931)
       Increase in prepaid and other current assets .................       (478,390)       (694,251)
       Decrease in other non-current assets .........................         89,615            --
       (Decrease) increase in accounts payable and accrued expenses .     (1,376,802)      6,969,973
       (Decrease) increase in deferred revenue ......................       (148,618)        808,409
       (Decrease) increase in other non-current liabilities .........       (105,511)        117,483
                                                                        ------------    ------------
       Net cash flows (used in) provided by operating activities ....     (8,331,018)      2,357,899
                                                                        ------------    ------------

Cash Flows from Investing Activities:
  Capital expenditures ..............................................     (3,174,585)    (23,565,659)
  Acquisition deposit ...............................................       (250,000)           --
  Proceeds from sale of equipment ...................................        411,730       7,362,829
  Decrease (increase) in restricted cash ............................        578,047      (9,727,892)
  Increase in prepaid royalties .....................................       (229,198)       (112,997)
                                                                        ------------    ------------
     Net cash flows used in investing activities ....................     (2,664,006)    (26,043,719)
                                                                        ------------    ------------

Cash Flows from Financing Activities:
  Proceeds from issuance of common ..................................     13,950,000         897,018
  Proceeds from exercise of options and warrants ....................           --         1,970,122
  Proceeds from issuance of notes payable ...........................        441,077       2,623,285
  Proceeds from borrowings on Term Loan Credit Facility .............      2,000,000            --
  Repayments on notes payable .......................................     (3,947,713)     (2,935,976)
  Repayments of capital leases ......................................       (693,943)     (1,961,032)
  Payments for deferred financing costs .............................       (533,465)       (189,146)
  Dividends paid ....................................................       (371,317)       (362,886)
                                                                        ------------    ------------
     Net cash flows provided by financing activities ................     10,844,639          41,385
                                                                        ------------    ------------

NET DECREASE IN CASH ................................................       (150,385)    (23,644,435)
Cash and cash equivalents at beginning of period ....................      2,180,885      25,434,988
                                                                        ------------    ------------
Cash and cash equivalents at end of period ..........................   $  2,030,500    $  1,790,553
                                                                        ============    ============

                               NATIONAL COAL CORP.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                   (UNAUDITED)


                                                                            NINE MONTHS
                                                                         ENDED SEPTEMBER 30,
                                                                    ---------------------------
                                                                        2007           2006
                                                                    ------------   ------------
Supplemental disclosures
  Interest paid in cash .........................................   $  4,061,696   $  3,068,522
  Non-cash investing and financing transactions:
      Preferred stock dividends converted to common stock .......        135,619         63,717
      Preferred stock deemed dividends ..........................      1,710,139           --
      Equipment acquired via installment purchase obligations and
         notes payable ..........................................      4,914,339      1,751,336
      Equipment acquired via capital leases .....................        248,900        821,187


         The accompanying notes are an integral part of these condensed consolidated financial statements.

                               NATIONAL COAL CORP.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.       BASIS OF PRESENTATION

         The unaudited condensed consolidated financial statements do not include footnotes and certain financial information normally presented annually under accounting principles generally accepted in the United States of America and should, therefore, be read in conjunction with the Annual Report on Form 10-K of National Coal Corp. (the "Company") for the year ended December 31, 2006. The accompanying unaudited condensed consolidated financial statements reflect all adjustments of a normal recurring nature that, in the opinion of management, are considered necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year-end. The results of operations for the three and nine month periods ended September 30, 2007 are not necessarily indicative of results that can be expected for the fiscal year.

         The accompanying financial statements reflect the Company's financial position and results of operations on a consolidated basis. All intercompany transactions and balances have been eliminated in consolidation.

         At September 30, 2007, the Company had cash and cash equivalents of $2.0 million and certificates of deposit totalling approximately $1.1 million included in other current assets and negative working capital of approximately $6.3 million as compared to negative working capital of $9.5 million at December 31, 2006. Net cash flows used in operations for the nine months then ended were approximately $8.1 million as compared to $2.4 million provided by operations in the nine months ended September 30, 2006. Currently, the Company's operations do not generate positive cash flow and the ability to do so during the remainder of 2007 is dependent upon generating additional spot sales and making significant improvements to operating efficiency.

         At September 30, 2007, the Company had a stockholders' deficit of $6.8 million and had incurred net losses of $7.1 million and $19.6 million, excluding preferred stock and preferred stock deemed dividends, for the three and nine months then ended, respectively. The Company expects to continue to incur net losses for the intermediate term.

         On October 19, 2007, the Company raised $12.2 million of stockholders' equity through two separate transactions. The first transaction involved the sale of 3,866,968 shares of the Company's common stock at $3 per share for a total of $11.6 million which was subsequently invested in the newly formed subsidiary NCC Corp. and its newly acquired subsidiary National Coal of Alabama, Inc. (formerly Mann Steel Products, Inc.). The second transaction involved the sale of 200,000 shares of the Company's common stock previously authorized under the 2004 Stock Option Plan to the Company's CEO and President, Daniel Roling, at $3 per share for a total of $600,000.

         The Company invested approximately $8.3 million in equipment and mine development during the nine months ended September 30, 2007, $5.3 million of which was acquired via installment purchase obligations and capital leases. The Company intends to make additional capital expenditures of approximately $500,000 during the fourth quarter of 2007 to complete ongoing capital projects related to mine development in addition to routine capital expenditures estimated at $100,000 per month.

         In October 2007, the Company experienced a higher than expected net use of cash which reduced cash balances to approximately $1.5 million as of November 1, 2007. This net use of cash was driven primarily by the deferral of

                               NATIONAL COAL CORP.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED
                                   (UNAUDITED)

certain committed sales into future months due to the unavailability of rail transportation and the loss of spot sales opportunities.

         In order to ensure adequate cash availability to cover operating costs, interest and capital expenditures, the Company has initiated several projects intended to release cash for operational uses. The Company is restructuring reclamation bonds in order to reduce the amount of cash collateral required to support them which is expected to release approximately $1.5 million in cash. Additionally, on November 12, 2007, the Company received $2,000,000 from the sale of certain real property and mineral leases at Pine Mountain, an idle mining complex, and an additional $1,000,000 from the sale to the same purchaser an option entitling it to purchase for $10.00 additional properties at Pine Mountain.

         The Company's wholly-owned subsidiary, National Coal of Alabama, Inc., will be consolidated on a financial reporting basis, but will be treated primarily as a stand-alone entity, and will provide limited positive cash flow benefit to the parent company.

         For the first quarter of 2008, it is likely the Company will generate negative cash flow and expected results are subject to a large degree of uncertainty. Currently, the Company has sold approximately 28% of its estimated 2008 production volume and is in the process of negotiating various long-term sales agreements with customers and may also have the opportunity to supplement this with spot sales if the market improves. The Company is currently producing on an annualized basis approximately 1.4 million tons of coal.

         If the Company is unable to execute its operating plans for November and December 2007 and for the first quarter of 2008 successfully, including the initiatives discussed above, it will not be able to meet its liquidity requirements and will need to raise additional cash, discontinue operations at some of facilities or sell additional assets. There are no assurances that efforts to raise additional cash would be successful, that discontinuing certain operations would generate adequate savings to meet commitments, or that additional assets could be sold.

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

                               NATIONAL COAL CORP.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED
                                   (UNAUDITED)

         In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, FAIR VALUE MEASUREMENTS ("SFAS 157"). SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements. SFAS 157 is effective prospectively for fiscal years beginning after November 15, 2007 and interim periods within that fiscal year. The Company is still analyzing SFAS 157 to determine the impact on its financial position or results of operations.

         In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, THE FAIR VALUE OPTION FOR FINANCIAL ASSETS AND FINANCIAL LIABILITIES ("SFAS 159"). SFAS 159 provides entities with the one-time option to measure financial instruments and certain other items at fair value, with changes in fair value recognized in earnings as they occur. The fair value option may be applied instrument by instrument with a few exceptions, is irrevocable, and must be applied to entire instruments and not portions of an instrument.

         SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company does not expect the adoption of SFAS 159 to have a material impact on its financial position or results of operations.

3.       INVENTORY

         Inventory consisted of the following:

                                            SEPTEMBER 30,  DECEMBER 31,
                                                2007           2006
                                            ------------   ------------
         Raw Coal .......................   $    541,330   $    866,379
         Saleable Coal ..................      1,761,619      1,148,331
         Tires ..........................        144,530        207,032
                                            ------------   ------------
          Inventory .....................   $  2,447,479   $  2,221,742
                                            ============   ============

4.       PROPERTY,  PLANT,  EQUIPMENT  AND  MINE  DEVELOPMENT,  NET  AND  ASSETS
         HELD-FOR-SALE

         Property, plant, equipment and mine development, net is as follows:

                                                             SEPTEMBER 30,   DECEMBER 31,
                                                                 2007            2006
                                                             ------------    ------------
Furniture and office equipment ...........................   $    422,797    $    345,554
Mining equipment and vehicles ............................     56,330,510      48,864,201
Land and buildings .......................................      6,572,831       6,674,027
Mineral rights ...........................................     11,911,309      11,911,309
Mine development .........................................     11,094,172      10,003,328
Construction in progress .................................        528,054         854,399
                                                             ------------    ------------
     Total property, plant, equipment and mine development     86,859,673      78,652,818
Less accumulated depreciation, depletion and amortization     (32,812,288)    (22,815,191)
                                                             ------------    ------------
     Property, plant, equipment and mine development, net    $ 54,047,385    $ 55,837,627
                                                             ============    ============

                               NATIONAL COAL CORP.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED
                                   (UNAUDITED)

         Mining equipment includes approximately $493,000 and $869,000 of gross assets under capital leases at September 30, 2007 and December 31, 2006, respectively.

         Depreciation expense for the three months ended September 30, 2007 and 2006 was approximately $3,066,000 and $3,392,000, respectively, and for the nine months ended September 30, 2007 and 2006 was approximately $9,149,000 and $10,549,000, respectively. Expense related to the depletion of capitalized mineral rights was approximately $717,000 and $280,000 and approximately
$1,418,000 and $800,000, respectively for the three and nine months ended September 30, 2007 and 2006, respectively. In November 2007, the Company determined that during the years ended December 31, 2005, 2006 and the six months ended June 30, 2007, depletion and depreciation expense for certain mineral rights and fixed assets was calculated incorrectly and resulted in a cumulative understatement of accumulated depreciation and depletion of approximately $485,000 which was corrected in the three months ended September 30, 2007. The cumulative understatement of accumulated depreciation and depletion for the years ended December 31, 2005 and 2006 of $739,000 was corrected in the nine months ended September 30, 2007. The impact of the errors on the years ended December 31, 2005 and 2006 and the prior interim periods of 2007 was not material.

         The net book value of assets held for sale at December 31, 2006 approximated the fair value and is disclosed separately on the balance sheet. In January 2007, these assets were sold for a gain of approximately $4,000.

5.       OTHER NON-CURRENT ASSETS

         Other non-current assets are as follows:

                                                SEPTEMBER 30,  DECEMBER 31,
                                                    2007           2006
                                                ------------   ------------
         Prepaid royalties ..................   $    559,903   $    330,705
         Notes receivable ...................          7,196         96,811
                                                ------------   ------------
         Total other non-current assets .....   $    567,099   $    427,516
                                                ============   ============

6.       ACCOUNTS PAYABLE AND ACCRUED EXPENSES

         Accounts payable and accrued expenses are as follows:

                                                     SEPTEMBER 30,  DECEMBER 31,
                                                          2007          2006
                                                     ------------   ------------
Accounts payable .................................   $  8,367,519   $  9,944,033
Accrued payroll and related taxes ................        183,275        189,753
Accrued interest .................................      1,691,042        379,581
Accrued insurance premiums .......................         45,843        310,726
Accrued dividends ................................        220,066        548,480
Royalty obligations ..............................          1,635        464,987
Accrued federal, state and local taxes ...........        120,718        143,935
                                                     ------------   ------------
Total accounts payable and accrued expenses ......   $ 10,630,098   $ 11,981,495
                                                     ============   ============

                               NATIONAL COAL CORP.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED
                                   (UNAUDITED)

7.       DEBT AND FINANCING ARRANGEMENTS

         TERM LOAN CREDIT FACILITY

         On October 12, 2006, the Company's wholly-owned subsidiary, National Coal Corporation, entered into a Term Loan Credit Facility that provides for borrowings of $10.0 million with Guggenheim Corporate Funding, LLC ("Guggenheim") to fund general operating and working capital needs. The Company borrowed $8.0 million in 2006, and $2.0 million in March 2007. The Company's obligations under the credit facility are secured by a first priority senior lien on substantially all of the Company's assets.

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

         In March 2007, Guggenheim agreed to amend the credit agreement and reset the financial covenants, as a result of which the applicable margin on the credit facility was increased by 1.0%. At June 30, 2007, the Company was not in compliance with certain financial covenants under the credit agreement and on August 15, 2007, Guggenheim agreed to a further amendment under which (1) the maturity date was changed to December 31, 2008, (2) the interest rate was changed to 12%, (3) fees equal to 5% of all balances outstanding at December 31, 2007 and 10% of all amounts outstanding at June 30, 2008 were provided for, (4) the EBITDA financial covenant was reset, and (5) prepayment penalties were eliminated.

         On October 19, 2007, the lenders party to the credit agreement assigned to Steelhead Offshore Capital, LP, Big Bend 38 Investments, L.P., and J-K
Navigator Fund, L.P., the Company's outstanding obligations to repay funds loaned to the Company pursuant to the credit agreement in the aggregate principal amount of $10,000,000 and, to the extent permitted to be assigned under applicable law, all claims, suits, causes of action and any other right of the lenders against any person arising under or in connection with the credit agreement. Guggenheim remains as Administrative Agent under the credit agreement.

         On October 19, 2007, the parties to the credit agreement entered into a Waiver and Amendment No. 3 (the "Waiver and Amendment") to the credit agreement, pursuant to which the parties agreed to waive and amend certain provisions of the credit agreement. Pursuant to the Waiver and Amendment, Guggenheim and each lender waived certain fees related to amounts outstanding under the term loan facility as of December 31, 2007, the Company's compliance with certain minimum consolidated EBITDA requirements for the fiscal quarters ending September 30, 2007 and December 31, 2007, and the registration and processing fee due to Guggenheim solely with respect to the assignment and acceptance of the Company's outstanding obligations to Steelhead Offshore Capital, LP, Big Bend 38 Investments, L.P., and J-K Navigator Fund, L.P. The Waiver and Amendment also amended various restrictive covenants in the credit agreement, including covenants to permit the Company to consummate the acquisition of Mann Steel Products, Inc. and incur the debt financing for such acquisition. Fees equal to 10% of all amounts outstanding under the credit agreement at June 30, 2008, provided for in the second amendment dated August 15, 2007, remain in place. The Company has not accrued any amounts relative to these fees as management does not believe it is probable that the Company will be required to pay the fees due to its belief that the term loan credit agreement will be refinanced prior to June 30, 2008.

                               NATIONAL COAL CORP.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED
                                   (UNAUDITED)

         On October 19, 2007, the parties to the credit agreement also entered into a letter agreement (the "Lender Fee Letter") pursuant to which the Company agreed, at its election and as compensation for the Waiver and Amendment and assignment agreements, (i) to issue warrants on or before June 30, 2008 to purchase up to 750,000 shares of the Company's common stock at an exercise price of $3.00 per share with a term through December 31, 2011 or (ii) make a cash payment on or before October 17, 2008 in an amount equal to the Black-Scholes value of a warrant, exercisable on or before December 31, 2011, for up to 750,000 shares of the Company's common stock at an exercise price of $3.00 per share, obtained using the "OV" function on Bloomberg Financial Markets and reflecting the calculation assumptions set forth in the Lender Fee Letter, to Steelhead Offshore Capital, LP, Big Bend 38 Investments L.P., and J-K Navigator Fund, L.P. In the event that the Company issues these warrants, the shares issuable upon exercise of these warrants shall have registration rights similar to those provided in the Registration Rights Agreement entered into in connection with the equity financing.

         On November 16, 2007, the lenders party to the credit agreement entered into a Waiver under which the EBITDA financial covenant was waived for the fiscal quarters ending March 31, 2008 and June 30, 2008. Management of the Company believes, based on its ability to achieve its operating plan, that the Company will be in compliance with the terms of the credit agreement and its remaining applicable covenants, as amended, through September 30, 2008 and as such has reflected this obligation as long-term on the condensed consolidated balance sheet at September 30, 2007. The Company is in the process of determining the proper accounting under EITF 96-19, DEBTOR'S ACCOUNTING FOR A MODIFICATION OR EXCHANGE OF DEBT INSTRUMENTS for the related unamortized deferred financing fees of approximately $323,000 as of the modification on October 19, 2007 and the fees incurred to modify the term loan credit facility.

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

         In August 2007, the Company entered into new installment sale contracts with equipment manufacturers pursuant to which the Company acquired equipment with an aggregate principal value of approximately $4,889,000. These installment sale contracts require payments over 36 to 60 months at fixed interest rates ranging from 5.97% to 7.99%. The obligations under the installment sale contracts are secured by the equipment purchased.

                               NATIONAL COAL CORP.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED
                                   (UNAUDITED)

         The following table summarizes long-term debt obligations of the Company, excluding capital leases:

                                                  SEPTEMBER 30,    DECEMBER 31,
                                                      2007             2006
                                                  ------------     ------------

10.5% Senior Secured Notes, due 2010 .........    $ 55,000,000     $ 55,000,000
Term Loan Credit Facility ....................      10,000,000        8,000,000
Bank note (prime + 1%), due 2007 .............          76,163          637,374
Installment purchase obligations, due 2008 ...         724,350        2,825,209
Installment purchase obligations, due 2009 ...       2,230,482        3,200,286
Installment purchase obligations, due 2010 ...       2,441,501             --
Installment purchase obligations, due 2012 ...       2,737,856             --
Equipment notes (7.83%-9.28%, due 2009) ......         153,385          125,382
Equipment note (4.48%, due 2009) .............         152,729          234,721
Other ........................................           3,721           89,512
Less unamortized discounts ...................      (2,795,936)      (3,298,679)
                                                  ------------     ------------
                                                    70,724,251       66,813,805
Less current portion of long-term debt .......      (3,989,038)      (4,720,671)
                                                  ------------     ------------
Long-term debt ...............................    $ 66,735,213     $ 62,093,134
                                                  ============     ============

         On October 19, 2007, the Company's newly acquired, wholly-owned subsidiary, National Coal of Alabama, Inc. (formerly Mann Steel Products, Inc.) completed $60 million in private placements (the "Debt Financing") through the issuance of Senior Secured Notes as described in Note 15 ACQUISITION.

8.       LEASES

         The Company leases mining and certain other equipment under noncancelable lease agreements with terms up to five years. Rental expense for equipment under operating lease agreements with initial lease terms of one year or greater was approximately $515,000 and $232,000 for the three months ended September 30, 2007 and 2006, and approximately $1,628,000 and $414,000 for the nine months ended September 30, 2007 and 2006, respectively.

         During the first quarter of 2007, the Company entered into a capital lease agreement of $248,900 with an equipment supplier for mining equipment with a comparable value. The lease is for a period of thirty-two months.

9.       ASSET RETIREMENT OBLIGATIONS

         The following table describes the changes to the Company's asset retirement obligations:

         Obligation at December 31, 2006 ..............    $ 7,214,894
         Accretion expense ............................        637,064
         Obligations incurred .........................        104,900
         Obligations settled ..........................       (336,680)
                                                           -----------
         Obligation at September 30, 2007 .............      7,620,178
         Current portion ..............................       (514,048)
                                                           -----------
         Long-term liability at September 30, 2007 ....    $ 7,106,130
                                                           ===========

                               NATIONAL COAL CORP.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED
                                   (UNAUDITED)

10.      STOCKHOLDERS' DEFICIT

         During the nine months ended September 30, 2006, 152,500 warrants were exercised with gross proceeds totaling $1,006,500. No warrants were exercised during the nine months ended September 30, 2007.

         During the nine months ended  September  30, 2007 and 2006,  holders of
386.10 and 542.01 shares of Series A cumulative convertible preferred stock with liquidation preferences totaling $5,791,494 and $8,130,156 plus accrued dividends of $135,619 and $63,717, converted their shares into 1,016,428 and 1,364,166 shares of common stock, respectively. The holders of 278.10 shares of the Series A cumulative convertible preferred stock converted during the nine months ended September 30, 2007 were provided with an inducement to convert in the form of an additional 331,104 shares of common stock with an aggregate market value of $1,057,356. The holders of 28.0 shares of the Series A cumulative convertible preferred stock converted during the nine months ended September 30, 2007 were provided with a $53,985 cash inducement to convert. The combined $1,111,341 value of these inducements was recorded as a deemed dividend to reflect the excess of the fair value of the common stock over the fair value of the Series A preferred stock exchanged. This treatment is necessary under EITF Topic D-42 which requires that if convertible preferred stock is converted to other securities pursuant to an inducement offer, the Company should record the excess of (1) the fair value of all securities and other consideration transferred to the holders of the convertible preferred stock over (2) the fair value of securities issuable pursuant to the original conversion terms as an increase to net loss to arrive at net loss attributable to common shareholders.

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

         During the nine months ended September 30, 2006, the Company issued 400,010 shares of common stock and received gross proceeds of $963,622 upon the exercise of stock options by employees or former employees. There were no stock option exercises during the nine months ended September 30, 2007.

         On October 19, 2007, the Company issued 3,866,968 shares of its common stock at $3 per share in connections with its acquisition of Mann Steel Products, Inc. as described at Note 15 ACQUISITION.

                               NATIONAL COAL CORP.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED
                                   (UNAUDITED)

         On October 19, 2007, Daniel Roling, the CEO and President of the Company, purchased 200,000 shares of the Company's common stock at a price of $3.00 from shares authorized under the 2004 Stock Option Plan.

         Net loss is equal to total comprehensive loss for all periods presented.

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

         For the three months ended September 30, 2007 and 2006, 1,058,569 and 3,314,927, respectively, potentially dilutive shares of the Company from warrants, convertible preferred stock, and stock options were not included in the computation of diluted loss per share because to do so would be anti-dilutive. For the nine months ended September 30, 2007 and 2006, 1,160,240 and 4,152,204 potentially dilutive shares of the Company from warrants, convertible preferred stock, and stock options were not included in the computation of diluted loss per share because to do so would be anti-dilutive.

                               NATIONAL COAL CORP.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED
                                   (UNAUDITED)

         The computations for basic and diluted earnings or loss per share from continuing operations are as follows:

                                              THREE MONTHS ENDED               NINE MONTHS ENDED
                                                 SEPTEMBER 30,                   SEPTEMBER 30,
                                         ----------------------------    ----------------------------
                                             2007            2006            2007            2006
                                         ------------    ------------    ------------    ------------
Numerator:
Net loss .............................   $ (7,107,470)   $ (3,327,046)   $(19,608,727)   $(15,903,521)
Preferred dividends ..................        (42,894)       (377,105)       (342,737)       (739,991)
Preferred stock deemed dividends .....       (687,034)           --        (1,710,139)           --
                                         ------------    ------------    ------------    ------------
Numerator for basic and diluted ......   $ (7,837,398)   $ (3,704,151)   $(21,661,603)   $(16,643,512)
                                         ============    ============    ============    ============

Denominator:
Weighted average shares - basic ......     20,246,652      15,778,005      19,263,128      15,029,335
Effect of warrants ...................           --              --              --           155,898
Effect of convertible preferred shares      1,027,047       1,978,024       1,062,117       2,534,566
Effect of stock options ..............         31,522       1,336,903          98,123       1,461,740
                                         ------------    ------------    ------------    ------------
Adj. weighted average shares - diluted     21,305,221      19,092,932      20,423,368      19,181,539
                                         ============    ============    ============    ============

Net loss per share - basic ...........   $      (0.39)   $      (0.23)   $      (1.12)   $      (1.11)
                                         ============    ============    ============    ============

Net loss per share - diluted .........   $      (0.39)   $      (0.23)   $      (1.12)   $      (1.11)
                                         ============    ============    ============    ============

12.      STOCK-BASED COMPENSATION PLANS

         The Company's 2004 Option Plan (the "Plan") was authorized by the Board of Directors of the Company in March 2004, and amended in January 2005 and July 2007. Under the terms of the Plan, stock options may be granted to officers, directors, employees, and others. At September 30, 2007, 4,450,000 shares of common stock were authorized for issuance under the Plan. Shares subject to awards that expire unexercised or are otherwise terminated, again become available for awards. Upon exercise, stock is issued from unissued or treasury shares. The grant price of an option under the Plan may not be less than the fair market value of the common stock subject to such option on the date of grant. Options have a maximum life of ten years and vest 25% per year over a four year period.

         During the three months ended September 30, 2007 and 2006, the Company recognized $284,593 and $1,308,880, respectively, of compensation expense related to stock options, respectively. During the nine months ended September 30, 2007 and 2006, the Company recognized $752,726 and $2,012,820, respectively, of compensation expense related to stock options, respectively.

                               NATIONAL COAL CORP.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED
                                   (UNAUDITED)

         The fair value of each option was estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

                                      THREE MONTHS ENDED       NINE MONTHS ENDED
                                         SEPTEMBER 30,            SEPTEMBER 30,
                                       -----------------       -----------------
                                        2007        2006        2007        2006
                                       -----       -----       -----       -----

Expected term (years) ..........        6.25        6.25        6.25        6.25
Risk-free interest rates .......        4.4%        4.9%        4.5%        4.9%
Expected dividend yield ........        0.0%        0.0%        0.0%        0.0%
Expected volatility ............       51.1%       54.2%       52.1%       53.9%


         The risk-free interest rate is based on the U.S. Treasury rate for the expected life at the time of grant, volatility is based on the average long-term implied volatilities of peer companies as the Company's trading history is limited, and the expected term is determined using the SIMPLIFIED method as accepted under Securities and Exchange Commission Staff Accounting Bulletin No. 107 assuming a ten-year original contract term and graded vesting over four years. The weighted-average grant-date fair value of options issued during the three months ended September 30, 2007 and 2006 were $1.64 and $3.11, respectively. The weighted-average grant-date fair value of options issued during the nine months ended September 30, 2007 and 2006 were $2.14 and $3.68, respectively. The total intrinsic value of options exercised during the three months ended September 30, 2006 was $223,362. The total intrinsic value of options exercised during the three and nine months ended September 30, 2006 was $952,500 and $1,619,063, respectively. There were no options exercised during the three or nine month period ended September 30, 2007.

         The following table summarizes activity under the Plan for the nine months ended September 30, 2007:

                                                                                    WEIGHTED
                                                                                    AVERAGE
                                                                  WEIGHTED         REMAINING         AGGREGATE
                                                OPTIONS           AVERAGE         CONTRACTUAL        INTRINSIC
                                              OUTSTANDING      EXERCISE PRICE    TERM (IN YEARS)       VALUE
                                            ---------------   ---------------   ---------------   ---------------
Outstanding at December 31, 2006 ........         1,323,625   $          6.90              8.81
Granted .................................           200,000   $          3.83
Exercised ...............................              --                --
Forfeited ...............................           100,500   $          4.66
Expirations .............................              --                --
                                            ---------------   ---------------   ---------------   ---------------
Outstanding at September 30, 2007 .......         1,423,125   $          6.62              8.19   $        18,750
                                            ===============
Vested or expected to vest at
September 30, 2007 ......................         1,299,016   $          6.58              8.03   $        17,925
                                            ===============
Exercisable .............................           595,314   $          6.02              7.63   $        13,281
                                            ===============

         As of September 30, 2007, there was $1,710,343 of total unrecognized compensation cost related to non-vested stock options granted under the Plan. That cost is expected to be recognized over a weighted average period of 2.1 years. The total fair value of shares vested during the three months ended September 30, 2007 and 2006 was $402,618 and $1,436,250, respectively.

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

         In March 2007, the then-Chairman of the Company's Board of Directors, who is also the former President and CEO, sold to the current President and CEO for $10 the fully vested option to purchase 400,000 shares of National Coal Corp. common stock at $7.00 per share until December 31, 2008. The transaction resulted in $434,493 of additional compensation expense to the Company in the nine months ended September 30, 2007.

         At the July 23, 2007 Annual Meeting of Shareholders of the Company, the Company's shareholders approved an amendment to the Plan increasing the number of shares authorized for issuance under the Plan from 2,750,000 to 4,450,000. The Company intends to include those shares on a Registration Statement on Form S-8 to be filed with the SEC as soon as is practicable. At September 30, 2007, there were 2,080,125 shares available for grant under the plan.

13.      COMMITMENTS AND CONTINGENCIES

         During 2005, the Company was audited by its previous workers' compensation insurance provider which contends that an additional approximately $1.4 million in premiums is owed for the year ended April 15, 2005. The matter primarily involved the application of premium rates to employees performing certain job functions. In January 2006, the Company paid $427,000 to the previous insurance provider. The Company made an offer to settle in March 2007 which was accepted and subsequently rejected by the insurance company. The Company filed a Motion with the Court to enforce the settlement accepted by the insurance company. The Court granted the Motion to enforce the settlement in August 2007 and the Company paid $300,000 to the insurance provider in full settlement of the claim. The District Court subsequently entered an Order of Dismissal by agreement of the parties.

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

         In March 2007, the then-Chairman of the Company's Board of Directors, who is also the former President and CEO and a significant shareholder, sold to the current President and CEO for $10.00 the fully vested option to purchase 400,000 shares of National Coal Corp. common stock at $7.00 per share until December 31, 2008. The transaction resulted in $434,493 of additional compensation expense to the Company in the nine months ended September 30, 2007.

                               NATIONAL COAL CORP.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED
                                   (UNAUDITED)

         On October 19, 2007, Jon Nix, the former Chairman of the Company's Board of Directors, who is also the former President and CEO and a significant shareholder, received a commission of $100,000 related to the completion of the acquisition of Mann Steel Products, Inc.

         On October 19, 2007, Daniel Roling, the CEO and President of the Company, purchased 200,000 shares of the Company's common stock at a price of $3.00 from shares authorized under the 2004 Stock Option Plan.

15.      ACQUISITION

         On June 18, 2007, the Company entered into that certain Purchase Agreement (the "Purchase Agreement") with Mann Steel Products, Inc. ("Mann Steel"), Frank C. Mann, II and William T. Mann (collectively the "Sellers"), pursuant to which the Company agreed to purchase from the Sellers all of the outstanding equity interests of Mann Steel for a purchase price of $55 million. Mann Steel mines coal from surface mines on several properties in the State of Alabama.

         The Purchase Agreement was amended on two occasions. The Amendment to the Purchase Agreement dated August 22, 2007 (the "First Amendment"), among other things, postponed (i) until August 27, 2007 the date on which obtaining the approval of the Company's board of directors for the acquisition and completion of a due diligence review of Mann Steel would cease to be conditions to the Company's obligations to consummate the transaction, (ii) until September 10, 2007 the date on which completion of lenders' due diligence review would cease to be a condition to the Company's obligations to consummate the transaction, and (iii) until October 15, 2007 the date on which either party could terminate the Purchase Agreement in the event that the closing had not occurred prior to that date.

         The Purchase Agreement was further amended on October 15, 2007. Pursuant to the Assignment and Second Amendment dated October 15, 2007 (the "Assignment and Second Amendment"), the Company assigned all of it's rights and obligations under the Purchase Agreement and all related agreements to NCC Corp., an Alabama corporation and the Company's wholly-owned subsidiary formed specifically to acquire Mann Steel. The Assignment and Second Amendment also amended the Purchase Agreement to provide for the deduction from the $55,000,000 purchase price of (i) $1,900,000 to be placed in escrow for payment to certain key employees of Mann Steel and (ii) the total amount on the closing date of Mann Steel's indebtedness to certain parties. In addition, the Assignment and Second Amendment postponed until October 17, 2007 the date on which either party could terminate the Purchase Agreement in the event that the closing had not occurred prior to that date.

         On October 19, 2007, NCC Corp. consummated the transactions contemplated under the Purchase Agreement. At the closing NCC Corp. acquired all of the outstanding stock of Mann Steel for an aggregate purchase price of $55,000,000 less (i) $1,900,000 placed in escrow for payment to certain key employees of Mann Steel, and (ii) $7,406,745 for repayment of certain indebtedness of Mann Steel that existed at closing. Mann Steel became a wholly-owned subsidiary of NCC Corp. and changed its name to National Coal of Alabama, Inc.

         On October 19, 2007, the Company completed approximately $11.6 million in private placements through the issuance of 3,866,968 shares of our common stock at a per share price of $3.00 (the "Equity Financing"). The Company sold these securities to the following investors (the "Investors") pursuant to Subscription Agreements entered into on October 17, 2007: Steelhead Offshore Capital, LP, J-K Navigator Fund, L.P., Jayvee & Co., GF Aurum Offshore Partners LTD, GF Aurum Partners LTD, Geologic Resource Fund LP, Geologic Resource Fund, Ltd., Drawbridge Global Macro Master Fund Ltd., William T. Mann and Frank C. Mann, II. The net proceeds received in the Equity Financing were used to capitalize NCC Corp.

                               NATIONAL COAL CORP.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED
                                   (UNAUDITED)

         In connection with the Equity Financing, on October 19, 2007, the Company also entered into a Registration Rights Agreement dated October 17, 2007 with the Investors and NCC Corp., pursuant to which, among other things, the Company agreed to provide certain registration rights under the Securities Act of 1933, as amended (the "Securities Act"), and applicable state securities laws for the shares or the Company's common stock sold in the Equity Financing and issuable under a warrant to purchase the Company's common stock initially issued to NCC Corp. to capitalize NCC Corp. The Registration Rights Agreement provides that if (i) the Company does not file a registration statement on or before April 15, 2008, (ii) a registration statement is not declared effective on or prior to July 31, 2008, or (iii) after its effective date sales cannot be made pursuant to the registration statement for any reason other than as excepted in the Registration Rights Agreement, then the Company must pay to each Investor and NCC Corp. (or any assignee thereof) for each calendar month during which any of the foregoing events continues, an amount in cash as partial liquidated damages equal to $0.03 for each share of common stock held by such Investors or, in the case of NCC Corp., 1% of the product obtained by multiplying (a) the market value of a share of common stock (less the per share exercise price under the warrant) as of the first trading day of each month by (b) the number of shares for which NCC Corp.'s warrant is exercisable, except where the per share exercise price exceeds the market value on the first trading day of each applicable month.

         On October 19, 2007, the Company capitalized NCC Corp. in part through the issuance of a warrant dated October 19, 2007 to purchase 250,000 shares of our common stock at a per share price of $4.00 and a term expiring on December 31, 2010. NCC Corp. assigned this warrant to National Coal of Alabama, Inc., which further assigned the warrant to the Holders on October 19, 2007. The shares issuable upon exercise of this warrant have the registration rights provided for in the Registration Rights Agreement entered into in connection with the Equity Financing. The Company paid fees of $1.1 million and 175,000 shares of the Company's common stock to a broker who assisted with this transaction.

         On October 19, 2007, the Company's newly acquired, wholly-owned subsidiary, National Coal of Alabama, Inc. (formerly Mann Steel Products, Inc.) completed $60 million in private placements (the "Debt Financing") through the issuance of Senior Secured Notes (the "Notes") to TCW Energy Fund XIV, L.P., TCW Energy Fund XIV-A, L.P. and TCW Energy Fund XIV (Cayman), L.P. (collectively the "Holders") pursuant to a Note Purchase Agreement dated October 19, 2007, among National Coal of Alabama, Inc., the Holders and TCW Asset Management Company ("TAMCO"). The Notes have a maturity date of October 19, 2012 and accrue interest at the rate of 12% per annum compounded quarterly on each quarterly payment date to the extent not paid. In lieu of paying interest due on the Notes on each quarterly payment date in full in cash, National Coal of Alabama may elect to pay a portion of such interest in cash equal to the amount of interest which would be owing on such quarterly payment date if the interest rate had been 9% per annum, and to borrow the remaining portion from the Holders in the form of additional loans made through the increase of the principal amounts of the Notes.

         On each quarterly payment date from and after March 2008, National Coal of Alabama is required to make a principal payment in respect of the Notes in an aggregate amount equal to the adjusted net cash flow for the applicable quarter (as specified in the Note Purchase Agreement), provided that in no event shall National Coal of Alabama be required to make a payment that results in its having cash and cash equivalents (exclusive of any cash and cash equivalents that have been pledged to secure other obligations permitted under the Note Purchase Agreement or that otherwise constitutes "restricted cash" permitted under the Note Purchase Agreement) of less than $2,000,000. Certain amounts may

                               NATIONAL COAL CORP.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED
                                   (UNAUDITED)

also be set aside to fund ongoing capital expenditures. National Coal of Alabama is also required to repay outstanding amounts upon the sale of collateral approved by the Holders of a majority of the aggregate unpaid principal amount under the Notes and upon the receipt of certain casualty insurance proceeds. In addition, National Coal of Alabama will be required to pay a "make-whole" amount or incur a prepayment premium in the event that it prepays the Notes prior to their stated maturity.

         Pursuant to the terms of the Note Purchase Agreement and related security and pledge agreements, all dated October 19, 2007, National Coal of Alabama granted the Holders a security interest in all of that subsidiary's assets to secure repayment of the obligations arising under the Note Purchase Agreement and related agreements, and established a debt service reserve account equal to six months of interest on the then outstanding aggregate principal amount of the Notes.

         As additional consideration to the Holders, National Coal of Alabama conveyed to the Holders an Overriding Royalty Interest with respect to coal mined by National Coal of Alabama in the State of Alabama. Pursuant to the Conveyance of Overriding Royalty Interest, dated October 19, 2007, National Coal of Alabama agreed to pay the holders of the interest a royalty on 18.5 million tons of coal mined and sold by National Coal of Alabama, in an amount equal to
(i) $2.00 per ton of coal mined and sold while the obligations remain outstanding under the Note Purchase Agreement, and (ii) an amount equal to 1% of the gross sales price of coal mined and sold after repayment of the obligations under the Note Purchase Agreement.

         National Coal of Alabama used the proceeds from the Debt Financing to make a distribution to NCC Corp., its sole shareholder, to enable NCC Corp. to pay the purchase price to the Sellers of Mann Steel, to repay indebtedness of National Coal of Alabama existing on the closing date of the Debt Financing, to pay closing expenses, costs and fees, to cash collateralize reclamation bonds issued by Indemnity National Insurance Company for the account of National Coal of Alabama, to fund the debt service reserve account and to pay other amounts permitted under the Note Purchase Agreement. National Coal of Alabama also paid to TAMCO a commitment fee of $900,000, which is equal to 1.5% of the aggregate commitments of $60 million under the Note Purchase.

         Each  of  NCC  Corp.   and  National  Coal  of  Alabama,   Inc.  is  an
"unrestricted subsidiary" within the meaning of the Company's 10.5% Senior Secured Notes and its Guggenheim credit agreement, which means that: (i) these unrestricted subsidiaries cannot have any indebtedness for which National Coal Corp. or any of its other subsidiaries is directly or indirectly liable, or which National Coal Corp. or any of its other subsidiaries guarantees or otherwise provides credit support; (ii) these unrestricted subsidiaries cannot be party to any agreement with National Coal Corp. or any of its other subsidiaries unless the terms of any such agreement are no less favorable to National Coal Corp. or such other subsidiaries than those that might be obtained at the time from persons who are not the Company's affiliates; (iii) none of National Coal Corp. or its other subsidiaries can have any direct or indirect obligation to subscribe for additional equity interests of the unrestricted subsidiaries or maintain or preserve the unrestricted subsidiaries' financial condition or cause them to achieve any specified levels of operating results.

         National Coal of Alabama, Inc. is restricted in its ability to distribute cash to the Company under the terms of the TCW credit facility. On an annual basis, National Coal of Alabama can distribute cash to the Company only if it meets certain EBITDA based operating requirements for the immediately preceding fiscal year. Additionally, the Company's subsidiary, National Coal Corporation, has entered into a management services agreement with National Coal of Alabama, Inc. that compensates the Company for services that it provides to National Coal of Alabama, and a tax sharing agreement that requires National Coal of Alabama to pay to the Company 75% of its tax liability. For the

                               NATIONAL COAL CORP.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED
                                   (UNAUDITED)

remainder of fiscal 2007 and fiscal 2008, however, the Company anticipates National Coal of Alabama's operations to provide limited cash for use at the corporate level.

16.      EVENTS SUBSEQUENT TO SEPTEMBER 30, 2007

         Between October 1, 2007 and November 12, 2007, holders of 40.00 shares of our Series A convertible preferred stock with liquidation preferences totaling approximately $600,000 plus accrued dividends of $23,533 converted their shares into 107,692 shares of our common stock. The holders were provided with an inducement to convert in the form of an additional 100,154 shares of common stock with an aggregate market value of $310,675. The holders of 223.1 shares of the Series A cumulative convertible preferred stock were provided with a $1,648,168 cash inducement to convert their shares within sixty days of October 16, 2007. As a condition of the cash inducement the holders purchased 558,701 shares of the Company's common stock at $2.95 per share. The combined $1,958,843 value of these inducements was recorded as a deemed dividend to reflect the excess of the fair value of the common stock over the fair value of the Series A preferred stock exchanged.

         On October 19, 2007, the Company acquired Mann Steel Products, Inc. as described at Note 15 ACQUISITION.

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

         o        general economic conditions;

         o our ability to successfully integrate Mann Steel's operations with our operations; and

         o other factors discussed under the headings "Cautionary Statements and Risk Factors" and elsewhere in this "Management's Discussion and Analysis of Financial Condition and Results of Operations."

         Forward-looking statements speak only as of the date of this quarterly report. You should not put undue reliance on any forward-looking statements. The Company strongly encourages investors to carefully read the factors described in the Company's Annual Report on Form 10-K for the year ended December 31, 2006 in the section entitled "Risk Factors" and the risk factors described elsewhere in this report for a description of certain risks that could, among other things, cause actual results to differ from these forward-looking statements. The Company assumes no responsibility to update the forward-looking statements contained in this quarterly report on Form 10-Q.

OVERVIEW

         We mine, process and sell high quality bituminous steam coal from mines located in East Tennessee and Southeastern Kentucky. We own the coal mineral rights to approximately 74,600 acres of land and lease the rights to approximately 40,900 additional acres. We have expanded our operations considerably since commencing operations at a single surface mine in Tennessee in July 2003. As of September 30, 2007, our mining complexes included two underground mines, two surface mines, and one highwall mine. In addition, we have four preparation plants, two active and two inactive, and two unit train loading facilities, both active, and one twenty-four hour loadout which is inactive, served by the CSX and Norfolk Southern ("NS") railroads. We hold permits that allow us to open seven new mines close to our current operations. As of September 30, 2007, we controlled approximately 35.4 million estimated recoverable tons. During the nine months ended September 30, 2007, we generated total revenues of approximately $58.8 million, incurred a net loss of approximately $19.6 million and EBITDA loss (See EBITDA NOTE below) of $3.0 million and sold approximately 1,150,000 tons of coal. Our goal is to acquire additional mines and increase production from existing reserves as market conditions allow.

         Our revenues have resulted primarily from the sale of coal to electric utility companies in the Southeastern United States. According to the U.S. Department of Energy, Energy Information Administration ("EIA"), the long-term outlook for coal demand in the Southeast is favorable, as coal generated electricity in our region is expected to grow at a rate of 2.5% per year. During the nine months ended September 30, 2007, approximately 89.2% of our revenue was generated from coal sales to electric utility companies in the Southeastern United States. Our largest customers were South Carolina Public Service Authority (Santee Cooper), Duke Power, and Georgia Power, representing approximately 33.5%, 25.1% and 17.2% of our revenues, respectively. We sell a majority of our coal pursuant to long-term contracts. We regularly pursue additional long-term contracts at favorable prices.

   EBITDA NOTE:

   EBITDA is defined as net loss plus (i) other (income) expense, net, (ii) interest expense, (iii) depreciation, depletion, accretion and amortization minus (iv) interest income. Adjusted EBITDA is defined as EBITDA plus stock-based compensation expense and certain non-recurring items. We present EBITDA and Adjusted EBITDA to enhance understanding of our operating performance. We use EBITDA and Adjusted EBITDA as a criteria for evaluating our performance relative to that of our peers, including measuring our cost effectiveness and return on capital, assessing our allocations of resources and production efficiencies and making compensation decisions. We believe that EBITDA and Adjusted EBITDA are operating performance measure that provides investors and analysts with a measure of our operating performance and permits them to evaluate our cost effectiveness and production efficiencies relative to competitors. In addition, our management uses EBITDA and Adjusted EBITDA to monitor and evaluate our business operations. However, EBITDA and Adjusted EBITDA are not measurements of financial performance under accounting principles generally accepted in the United States of America ("GAAP") and may not be comparable to other similarly titled measures of other companies. EBITDA and Adjusted EBITDA should not be considered as alternatives to cash flows from operating activities, determined in accordance with GAAP, as indicators of cash flows. The following reconciles our net loss to EBITDA and Adjusted EBITDA:

                                               Three Months Ended               Nine Months Ended
                                                  September 30,                   September 30,
                                          ----------------------------    ----------------------------
                                              2007            2006            2007            2006
                                          ------------    ------------    ------------    ------------
Net loss ..............................   $ (7,107,470)   $ (3,327,046)   $(19,608,727)   $(15,903,521)
Other (income) expense, net(1) ........       (451,803)         46,459      (1,204,096)       (801,194)
Interest expense ......................      2,194,661       1,673,464       6,515,214       5,401,498
Depreciation, depletion, amortization,
and accretion .........................      4,047,671       3,812,736      11,340,326      11,726,482
                                          ------------    ------------    ------------    ------------
EBITDA ................................   $ (1,316,941)   $  2,205,613    $ (2,957,283)   $    423,265
Stock based compensation expense(2),(3)        277,587       1,308,880       1,187,219       2,012,820
Non-recurring item: Highwall miner and
insurance recovery ....................           --        (1,866,909)           --            50,000
                                          ------------    ------------    ------------    ------------
Adjusted EBITDA .......................   $ (1,039,354)   $  1,647,584    $ (1,770,064)   $  2,486,085
                                          ============    ============    ============    ============

(1) For the three months ended September 30, 2006, figure includes $259,158 loss related to the demolition of a preparation plant and a $44,077 net gain on asset disposal.

(2) For the three months ended September 30, 2006, figure includes $941,961 attributable to the accelerated vesting of options held by the former CEO, the former General Counsel and Secretary, who is also the spouse of the former CEO, and the former COO.

(3) Includes $434,493 attributable to options sold to the President and CEO during the first quarter of 2007 by the Chairman of the Company's Board of Directors who is also the former President and CEO.

MANN STEEL PRODUCTS, INC. ACQUISITION

         On June 18, 2007, we entered into a Purchase Agreement (the "Purchase Agreement") with Mann Steel Products, Inc. ("Mann Steel"), Frank C. Mann, II and William T. Mann (collectively the "Sellers"), pursuant to which we agreed to purchase from the Sellers all of the outstanding equity interests of Mann Steel for a purchase price of $55 million. Mann Steel mines coal from surface mines on several properties in the State of Alabama.

         We amended the Purchase Agreement on two occasions. The Amendment to the Purchase Agreement dated August 22, 2007 (the "First Amendment"), among other things, postponed (i) until August 27, 2007 the date on which obtaining the approval of our board of directors for the acquisition and completion of our diligence review of Mann Steel would cease to be conditions to our obligations to consummate the transaction, (ii) until September 10, 2007 the date on which completion of our lenders' diligence review would cease to be a condition to our obligations to consummate the transaction, and (iii) until October 15, 2007 the date on which either party could terminate the Purchase Agreement in the event that the closing had not occurred prior to that date.

         We further amended the Purchase Agreement on October 15, 2007. Pursuant to the Assignment and Second Amendment dated October 15, 2007 (the "Assignment and Second Amendment"), we assigned all of our rights and obligations under the Purchase Agreement and all related agreements to NCC Corp., an Alabama corporation and our wholly-owned subsidiary that we formed specifically to acquire Mann Steel. The Assignment and Second Amendment also amended the Purchase Agreement to provide for the deduction from the $55,000,000 purchase price of (i) $1,900,000 to be placed in escrow for payment to certain key employees of Mann Steel and (ii) the total amount on the closing date of Mann Steel's indebtedness to certain parties. In addition, the Assignment and Second Amendment postponed until October 17, 2007 the date on which either party could terminate the Purchase Agreement in the event that the closing had not occurred prior to that date.

         On October 19, 2007, NCC Corp. consummated the transactions contemplated under the Purchase Agreement. At the closing NCC Corp. acquired all of the outstanding stock of Mann Steel for an aggregate purchase price of $55,000,000 less (i) $1,900,000 placed in escrow for payment to certain key employees of Mann Steel, and (ii) $7,406,745 for repayment of certain indebtedness of Mann Steel that existed at closing. Mann Steel became a wholly-owned subsidiary of NCC Corp. and changed its name to National Coal of Alabama, Inc.

         Each of NCC Corp. and National Coal of Alabama, Inc. is an "unrestricted subsidiary" within the meaning of our 10.5% Senior Secured Notes our Guggenheim credit agreement, which means that: (i) these unrestricted subsidiaries cannot have any indebtedness for which National Coal Corp. or any of its other subsidiaries is directly or indirectly liable, or which National Coal Corp. or any of its other subsidiaries guarantees or otherwise provides credit support; (ii) these unrestricted subsidiaries cannot be party to any agreement with National Coal Corp. or any of its other subsidiaries unless the terms of any such agreement are no less favorable to National Coal Corp. or such other subsidiaries than those that might be obtained at the time from persons who are not our affiliates; (iii) none of National Coal Corp. or its other subsidiaries can have any direct or indirect obligation to subscribe for additional equity interests of the unrestricted subsidiaries or maintain or preserve the unrestricted subsidiaries' financial condition or cause them to achieve any specified levels of operating results.

         National Coal of Alabama, Inc. is restricted in its ability to distribute cash to us under the terms of the TCW credit facility. On an annual basis, National Coal of Alabama can distribute cash to us only if it meets certain EBITDA based operating requirements for the immediately preceding fiscal year. Additionally, we have entered into a management services agreement with National Coal of Alabama, Inc. that compensates us for services that we provide to National Coal of Alabama, and a tax sharing agreement that requires National Coal of Alabama to pay us 75% of its tax liability. For the remainder of fiscal 2007 and fiscal 2008, however, we anticipate National Coal of Alabama's operations to provide limited cash for use at the corporate level.

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

         In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, THE FAIR VALUE OPTION FOR FINANCIAL ASSETS AND FINANCIAL LIABILITIES ("SFAS 159"). SFAS 159 provides entities with the one-time option to measure financial instruments and certain other items at fair value, with changes in fair value recognized in earnings as they occur. The fair value option may be applied instrument by instrument with a few exceptions, is irrevocable, and must be applied to entire instruments and not portions of an instrument.

         SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company does not expect the adoption of SFAS 159 to have a material impact on its financial position or results of operations.

RESULTS OF OPERATIONS

The following table presents consolidated statement of operations data for each of the periods indicated as a percentage of revenues.

                                               Three Months Ended             Nine Months Ended
                                                  September 30,                 September 30,
                                            -------------------------     -------------------------
                                               2007           2006           2007           2006
                                            ----------     ----------     ----------     ----------
Revenues ................................        100.0%         100.0%         100.0%         100.0%
                                            ----------     ----------     ----------     ----------
Operating expenses:
    Cost of sales .......................         98.3           74.5           96.0           88.3
    Depreciation, depletion, amortization
       and accretion ....................         19.4           18.1           19.3           17.8
    General and administrative ..........          8.0           15.0            9.1           11.1
                                            ----------     ----------     ----------     ----------
    Total operating expenses ............        125.7          107.6          124.4          117.2
                                            ----------     ----------     ----------     ----------
Loss from operations ....................        (25.7)          (7.6)         (24.3)         (17.2)
Other income (expense):
    Interest expense ....................        (10.5)          (7.9)         (11.1)          (8.2)
    Other income (expense), net .........          2.2           (0.3)           2.1            1.2
                                            ----------     ----------     ----------     ----------
Net loss ................................        (34.1)         (15.8)         (33.4)         (24.2)
                                            ==========     ==========     ==========     ==========

COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 2007 AND THREE MONTHS ENDED SEPTEMBER 30, 2006

         PRODUCTION

         In the three months ended September 30, 2007 and 2006, our mines produced 288,179 and 360,628 tons of coal, respectively, as follows:

                                                    THREE MONTHS ENDED SEPTEMBER 30,
                                         --------------------------------------------------
                                            2007           %           2006           %
                                         ----------   ----------    ----------   ----------
Surface mines ........................       99,074         25.6%      114,843         26.7%
Highwall mines .......................       41,187         10.6%       81,044         18.9%
Underground mines ....................      147,918         38.5%      164,741         38.3%
                                         ----------   ----------    ----------   ----------
Total tons produced ..................      288,179         74.7%      360,628         83.9%
Coal purchased .......................       97,912         25.3%       69,130         16.1%
                                         ----------   ----------    ----------   ----------
Total tons available .................      386,091        100.0%      429,758        100.0%
                                         ==========                 ==========
Tons produced by contract miners
included in the above ................       99,896         25.9%      141,645         33.0%

         REVENUES

         For the three months ended September 30, 2007, approximately 90.0% of coal sales were made to four utilities and one industrial customers under contracts with original terms of twelve months or longer. The remaining coal sales for the three month period were made under short term contracts or purchase orders. Tons sold and the associated revenue for the two three month periods were as follows:

                                     Three Months Ended
                                        September 30,            Increase (decrease)
                                 -------------------------   --------------------------
                                     2007          2006           $              %
                                 -----------   -----------   -----------   ------------
Coal sales ...................   $20,561,737   $21,383,820   $  (822,083)          (3.8)
Tons sold ....................       405,685       409,215        (3,530)          (0.9)
Average  price per ton sold ..   $     50.68   $     52.26   $     (1.58)          (3.0)

         The decrease in revenue from coal sales for the three months ended September 30, 2007 as compared to the same period in 2006 was the result of a $1.58 decline in the average sales price per ton on relatively flat sales volume. Other revenues, consisting primarily of fees charged to another coal producer for use of our train loading facilities and the recognition of previously deferred royalty revenue forfeited by a lessee of one of our Kentucky properties, represented approximately 1.4% of total revenues, significantly higher than the prior period at 0.2%.


         OPERATING EXPENSES

              COST OF SALES

                                     Three Months Ended
                                        September 30,            Increase (decrease)
                                 -------------------------   --------------------------
                                     2007          2006           $              %
                                 -----------   -----------   -----------   ------------
Cost of sales ...............    $20,502,468   $16,050,268   $ 4,452,200           27.7
Tons sold ...................        405,685       409,215        (3,530)          (0.9)
Average cost per ton sold ...    $     50.54   $     39.22   $     11.32           28.9

         Total cost of sales increased 27.7% during the three months ended September 30, 2007 as compared to the same three month period in 2006 primarily as a result of a 19.8% reduction in the volume of coal produced during the period relative to many costs that are fixed in the short term and the offsetting effect of $1.8 million in insurance proceeds received in September 2006 from a March 2006 claim resulting from an accident at our highwall mining operation in Kentucky. Excluding the effect of the insurance proceeds, total cost of sales increased $2.6 million or 14.4% and the average cost per ton sold increased $6.75 or 15.5%. Notably, purchased coal, generally shipped directly from third party producers to our customers, comprised 23.9% of tons sold during the three months ended September 30, 2007 as compared to 16.9% during the same three month period in 2006 resulting in increased expenditures for purchased coal of $1.2 million or 43.3%. Conversely, tons mined on our reserves by third party contractors declined approximately 28.7% to 101,035 tons resulting in a decline in fees paid to third party contractors of approximately $817,000 or 26.9%. Cost of sales includes a 288.5%, or approximately $398,000, increase in costs associated with idle facilities as the result of idling one of our highwall miners, our newly renovated Baldwin facility, and our Mine # 17 at the beginning of 2007 due to an insufficiency of existing sales contracts. Royalty expense declined 12.5%, or approximately $124,000, because we mined 18.6% of total production on owned reserves in our New River Tract in Tennessee whereas all coal mined in the same period in 2006 was on leased reserves. Labor and labor related expenses increased by approximately 3.4%, despite a slight decline in gross payroll, primarily as a result of an increase in health insurance costs and workers' compensation claims payments.

              DEPRECIATION, DEPLETION, AMORTIZATION, AND ACCRETION EXPENSE

                                        Three Months Ended
                                           September 30,            Increase (decrease)
                                    -------------------------   --------------------------
                                        2007          2006           $              %
                                    -----------   -----------   -----------   ------------
Depreciation, depletion,
amortization & accretion ........   $ 4,047,671   $ 3,812,736   $   234,935            6.2
Tons sold .......................       405,685       409,215        (3,530)          (0.9)
Average cost per ton sold .......   $      9.98   $      9.32   $      0.66            7.1

         The 6.2% increase in depreciation, depletion, amortization, and accretion expense for the three months ended September 30, 2007 as compared to the comparable period in 2006, is attributable primarily to the Company recording additional depletion expense in the three months ended September 30, 2007 totaling approximately $485,000 to correct the recording of depletion expense related to certain mineral rights for the years ended December 31, 2005 and 2006 and the six months ended June 30, 2007. The impact of the errors during those periods was not material. Excluding this entry, depreciation, depletion and accretion decreased from 2006 to 2007 primarily due to reductions in depreciation and depletion from the sale-leaseback of one of our highwall miners in September 2006 and the idling of certain facilities in January 2007 net of the September 2007 depreciation of approximately $4.9 million of new equipment related to the opening of our Mine # 10 in Kentucky. The cost associated with the highwall miner is currently reflected as operating lease expense in cost of sales.

              GENERAL AND ADMINISTRATIVE EXPENSES

                                        Three Months Ended
                                           September 30,            Increase (decrease)
                                    -------------------------   --------------------------
                                        2007          2006           $              %
                                    -----------   -----------   -----------   ------------
General & administrative ........   $ 1,671,768   $ 3,173,000   $(1,501,232)         (47.3)
Tons sold .......................       405,685       409,215        (3,530)          (0.9)
Average cost per ton sold .......   $      4.12   $      7.75   $     (3.63)         (46.8)

         The 47.3% decrease in general and administrative expenses for the three months ended September 30, 2007 as compared to the same period in the previous year is primarily attributable to the recognition of approximately $942,000 of stock-based compensation expense in September 2006 as a result of the accelerated vesting of stock options granted to our former CEO, his spouse and our former COO. Additionally, a reduction in corporate positions and various cost savings measures instituted during the year have resulted in a 12.8%, or approximately $126,000, reduction in overall labor expenses and a 25.1%, or approximately $559,000, reduction in overall general and administrative expenses.

              OTHER INCOME (EXPENSE)

         The 31.1% increase in interest expense for the three months ended September 30, 2007 as compared to the same three month period in 2006 is as follows:

                                        Three Months Ended
                                           September 30,            Increase (decrease)
                                    -------------------------   --------------------------
                                        2007          2006           $              %
                                    -----------   -----------   -----------   ------------
10.5% Senior Secured Notes ......   $ 1,711,482   $ 1,504,299   $   207,183           13.8
Term Loan Credit Facility .......       338,660          --         338,660           --
Installment obligations & notes .        55,892        36,192        19,700           54.4
Capital lease obligations .......        81,127       132,973       (51,846)         (39.0)
Other ...........................         7,500          --           7,500           --
                                    -----------   -----------   -----------    -----------
  Total interest expense ........   $ 2,194,661   $ 1,673,464   $   521,197           31.1
                                    ===========   ===========    ===========

         Interest income increased 66.1% to approximately $276,000 in the 2007 period as a result of increased average cash balances. Other income of approximately $176,000 included the sale of mining equipment and a recoupment of upgrades to a rail loading facility received from a rail carrier.


COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 2007 AND NINE MONTHS ENDED SEPTEMBER 30, 2006

         PRODUCTION

         In the nine months ended September 30, 2007 and 2006, our mines produced 831,987 and 1,043,597 tons of coal, respectively, as follows:

                                                     NINE MONTHS ENDED SEPTEMBER 30,
                                         --------------------------------------------------
                                            2007           %           2006           %
                                         ----------   ----------    ----------   ----------
Surface mines ........................      282,646         24.0%      315,955         24.1%
Highwall mines .......................      110,463          9.5%      182,411         13.9%
Underground mines ....................      438,878         37.7%      545,231         41.7%
                                         ----------   ----------    ----------   ----------
Total tons produced ..................      831,987         71.2%    1,043,597         79.7%
Coal purchased .......................      336,839         28.8%      265,201         20.3%
                                                                    ----------   ----------
Total tons available .................    1,168,826        100.0%    1,308,798        100.0%
                                         ==========                 ==========
Tons produced by contract miners
included in the above ................      278,709         23.8%      473,576         36.2%

         REVENUES

         For the nine months ended September 30, 2007, approximately 89.0% of coal sales were made to four utilities and two industrial customers under contracts with original terms of twelve months or longer. The remaining coal sales for the nine month period were made under short term contracts or purchase orders. Tons sold and the associated revenue for the two nine month periods were as follows:


                                        Nine Months Ended
                                           September 30,            Increase (decrease)
                                    -------------------------   --------------------------
                                        2007          2006           $              %
                                    -----------   -----------   -----------   ------------
Coal sales ......................   $58,104,853   $65,498,659   $(7,393,806)         (11.3)
Tons sold .......................     1,145,477     1,236,953       (91,476)          (7.4)
Average price per ton sold ......   $     50.73   $     52.95   $     (2.22)          (4.2)

         The decrease in revenue from coal sales for the nine months ended September 30, 2007 as compared to the same period in 2006 was the result of a 7.4% decline in sales volume due to the completion of existing sales contracts in combination with a $2.22 decline in the average sales price per ton due to an increased reliance on spot sales in an unfavorable market. Other revenues, consisting primarily of fees charged to another coal producer for use of our train loading facilities, represented 1.1% of total revenues or approximately $670,000, up slightly from 0.8% or approximately $524,000 in the prior period.

OPERATING EXPENSES

              COST OF SALES

                                        Nine Months Ended
                                           September 30,            Increase (decrease)
                                    -------------------------   --------------------------
                                        2007          2006           $              %
                                    -----------   -----------   -----------   ------------
Cost of sales ...................   $56,406,293   $58,268,468   $(1,862,175)          (3.2)
Tons sold .......................     1,145,477     1,236,953       (91,476)          (7.4)
Average cost per ton sold .......   $     49.24   $     47.11   $      2.13            4.5

         Total cost of sales declined 3.2% but increased $2.13 on a per ton sold basis during the nine months ended September 30, 2007 as compared to the same nine month period in 2006. Cost of sales expressed as a percentage of total revenues increased significantly to 96.0% from 88.3% for the same period in 2006. The primary reason for the decrease in total cost of sales is the decline in the volume of coal sold and produced during the period. Notable fluctuations in cost of sales include labor costs which increased 2.9% or approximately $268,000 as the result of an increase in professional operations staff, increased health insurance costs, and an increase in workers' compensation premiums and claims payments net of an 11.4% reduction in base wages and overtime. Costs associated with idle facilities increased approximately $2.1 million, a nine-fold increase, primarily as the result of idling one of our highwall miners, our newly renovated Baldwin facility, and our short line railroad at the beginning of 2007. Royalty expense declined 42.4% or approximately $1.5 million as the result of a temporary reduction in the royalty rate at one of our mines and because of mining 19.2% of total production for the 2007 period on owned reserves in our New River Tract in Tennessee as compared to only 3.6% in the same nine month period in 2006.

         Purchased coal, generally shipped directly from third party producers to our customers, comprised 29.3% of tons sold during the nine months ended September 30, 2007 as compared to 21.4% during the same nine month period in 2006 resulting in increased expenditures for purchased coal of $2.7 million or 25.1%. Conversely, tons mined on our reserves by third party contractors declined 41.9% to 275,303 tons resulting in a decline in fees paid to third party contractors of approximately $4.9 million or 46.1%.

              DEPRECIATION, DEPLETION, AMORTIZATION, AND ACCRETION EXPENSE

                                        Nine Months Ended
                                           September 30,            Increase (decrease)
                                    -------------------------   --------------------------
                                        2007          2006           $              %
                                    -----------   -----------   -----------   ------------
Depreciation, depletion,
amortization & accretion ........   $11,340,329   $11,726,482   $  (386,156)          (3.3)
Tons sold .......................     1,145,477     1,236,953       (91,476)          (7.4)
Average cost per ton sold .......   $      9.90   $      9.48   $      0.42            4.4

         The 3.3% decline in depreciation, depletion, amortization and accretion expense for the nine months ended September 30, 2007 as compared to the comparable period in 2006, is attributable primarily to the Company recording additional depletion expense in the nine months ended September 30, 2007 totaling $739,000 to correct the recording of depletion expense for certain mineral rights for the years ended December 31, 2005 and 2006. The impact of the errors on those periods was not material. The decrease in depreciation, depletion and accretion, prior to those corrections, is primarily attributable to the decreased depreciation expense due to the sale-leaseback of one of our highwall miners in September 2006 and the idling of certain facilities, net of one months' additional depreciation on $4.9 million in new equipment purchased in August 2007. The cost associated with this highwall miner is currently reflected as operating lease expense in cost of sales. Accretion expense associated with asset retirement obligations and depletion and amortization expense increased approximately $439,000 as the result of opening new mines on owned reserves in the New River Tract in Tennessee and on leased reserves in Kentucky.

              GENERAL AND ADMINISTRATIVE EXPENSES

                                        Nine Months Ended
                                           September 30,            Increase (decrease)
                                    -------------------------   --------------------------
                                        2007          2006           $              %
                                    -----------   -----------   -----------   ------------
General & administrative .......    $ 5,325,676   $ 7,331,035   $(2,005,359)         (27.4)
Tons sold ......................      1,145,477     1,236,953       (91,476)          (7.4)
Average cost per ton sold ......    $      4.65   $      5.93   $     (1.28)         (21.6)

         The 27.4% decrease in general and administrative expenses for the nine months ended September 30, 2007 as compared to the same period in the previous year is primarily attributable to a reduction in corporate positions resulting in a 16.9% reduction in salaries and related expenses and the recognition of approximately $942,000 of stock-based compensation expense in September 2006 as a result of the accelerated vesting of stock options granted to our former CEO, his spouse and our former COO net of a 27.5% increase in stock-based compensation including the sale of 400,000 options by the Chairman of the Board of Directors to the President and CEO, which resulted in stock-based compensation expense of approximately $434,000 in March 2007. Significant decreases totaling approximately $498,000 were also realized in professional fees, security, and travel.

              OTHER INCOME (EXPENSE)

         The 20.6% increase in interest expense for the nine months ended September 30, 2007 as compared to the same nine month period in 2006 is as follows:

                                        Nine Months Ended
                                           September 30,            Increase (decrease)
                                    -------------------------   --------------------------
                                        2007          2006           $              %
                                    -----------   -----------   -----------   ------------
10.5% Senior Secured Notes ......   $ 5,225,165   $ 4,946,471   $   278,694            5.6
Term Loan Credit Facility .......       840,589          --     $   840,589           --
Installment obligations & notes .       103,723       101,274         2,449            2.4
Capital lease obligations .......       299,809       315,441       (15,632)          (5.0)
Other ...........................        45,928        38,312         7,616           19.9
                                    -----------   -----------   -----------    -----------
  Total interest expense ........   $ 6,515,214   $ 5,401,498   $ 1,113,716           20.6

         Interest income increased 61.6% to approximately $883,000 in the 2007 period as a result of increased average cash balances while other income declined slightly from the prior year. Other income in the 2006 period included a gain on the sale of equipment of a transportation subsidiary.

LIQUIDITY AND CAPITAL RESOURCES

         At September 30, 2007, we had cash and cash equivalents of $2.0 million and certificates of deposit totalling approximately $1.1 million included in other current assets and negative working capital of approximately $6.3 million as compared to negative working capital of $9.5 million at December 31, 2006. Net cash flows used in operations for the nine months then ended were approximately $8.1 million as compared to $2.4 million provided by operations in the nine months ended September 30, 2006. Currently, our operations do not generate positive cash flow and the ability to do so during the remainder of 2007 is dependent upon generating additional spot sales and making significant improvements to operating efficiency.

         At September 30, 2007, we had a stockholders' deficit of $6.8 million and had incurred net losses of $7.1 million and $19.6 million, excluding preferred stock and preferred stock deemed dividends, for the three and nine months then ended, respectively. National Coal expects to continue to incur net losses for the intermediate term.

         On October 19, 2007, the Company raised $12.2 million of stockholders' equity through two separate transactions. The first transaction involved the sale of 3,866,968 shares of the Company's common stock at $3 per share for a total of $11.6 million which was subsequently invested in the newly formed subsidiary NCC Corp. and its newly acquired subsidiary National Coal of Alabama, Inc. (formerly Mann Steel Products, Inc.). The second transaction involved the sale of 200,000 shares of the Company's common stock previously authorized under the 2004 Stock Option Plan to the Company's CEO and President, Daniel Roling, at $3 per share for a total of $600,000.

         We invested approximately $9.0 million in equipment and mine development during the nine months ended September 30, 2007. We intend to make additional capital expenditures of approximately $500,000 during the fourth quarter of 2007 to complete ongoing capital projects related to mine development in addition to routine capital expenditures estimated at $100,000 per month.

         In October 2007, we experienced a higher than expected net use of cash which reduced cash balances to approximately $1.5 million as of November 1, 2007. This net use of cash was driven primarily by the deferral of certain committed sales into future months due to the unavailability of rail transportation and the loss of spot sales opportunities.

         In order to ensure adequate cash availability to cover operating costs, interest and capital expenditures, the Company has initiated several projects intended to free up cash for operational uses. We are restructuring our reclamation bonds in order to reduce the amount of cash collateral required to support them which is expected to release approximately $1.5 million in cash. Additionally, on November 12, 2007, the Company received $2,000,000 from the sale of certain real property and mineral leases at Pine Mountain, an idle mining complex, and an additional $1,000,000 from the sale to the same purchaser an option entitling it to purchase for $10.00 additional properties at Pine Mountain.

         The Company's wholly-owned subsidiary, National Coal of Alabama, Inc., will be consolidated on a financial reporting basis, but will be treated primarily as a stand-alone entity, and will provide some positive cash flow benefit to the parent company.

         For the first quarter of 2008, it is likely we will generate negative cash flow and our expected results are subject to a large degree of uncertainty. Currently, we have sold approximately 28% of our estimated 2008 production volume and we are in the process of negotiating various long-term sales agreements with our customers and we may also have the opportunity to supplement this with spot sales if the coal market improves. We are currently producing on an annualized basis approximately 1.4 million tons of coal.

         If we are unable to execute our operating plans for November and December 2007 and for the first quarter of 2008 successfully, including the initiatives discussed above, we will not be able to meet our liquidity requirements and we will need to raise additional cash, discontinue operations at some of our facilities, or sell additional assets. There are no assurances that our efforts to raise additional cash would be successful or that discontinuing certain operations would generate adequate savings to meet our commitments.

         SALES COMMITMENTS

         At September 30, 2007, we had the following contractual commitments to ship coal at fixed prices subject to annual adjustment:

                                      ------------   ------------   ------------
CALENDAR YEAR                             TONS        AVG. $/ TON   DOLLAR VALUE
                                      ------------   ------------   ------------

2007 remaining ....................        349,363   $      51.58   $ 18,019,524
2008 ..............................        450,000          51.29     23,082,000
2009 ..............................        450,000          51.29     23,082,000
2010 ..............................        155,379          51.75      8,040,571
                                      ------------   ------------   ------------
    Total .........................      1,404,742   $      51.41   $ 72,224,095
                                      ============   ============   ============

         On November 14, 2007, we executed a two year contract with one of our existing customers to sell 240,000 tons of steam coal during each of the calendar years 2008 and 2009. We typically sell our coal at a negotiated price per ton pursuant to contracts of twelve months or greater. For the nine months ended September 30, 2007, 90.0% of coal tons sold was under contracts of twelve months or greater. Price adjustment, "price reopener" and other similar provisions in certain of our contracts may reduce the protection from short-term coal price volatility traditionally provided by such contracts. Most of our coal supply agreements contain provisions requiring us to deliver coal meeting quality thresholds for certain characteristics such as Btu, sulfur content, ash content, hardness and ash fusion temperature. Variations from these specifications typically result in economic penalties or premiums, including in extreme situations the rejection of deliveries, which could result in higher or lower revenues than those in the table above.

         DEBT OBLIGATIONS

         The  following  table   summarizes  our  long-term  debt   obligations,
excluding capital leases:

                                                  SEPTEMBER 30,    DECEMBER 31,
                                                      2007             2006
                                                  ------------     ------------

10.5% Senior Secured Notes, due 2010 .........    $ 55,000,000     $ 55,000,000
Term Loan Credit Facility ....................      10,000,000        8,000,000
Bank note (prime + 1%), due 2007 .............          76,163          637,374
Installment purchase obligations, due 2008 ...         724,350        2,825,209
Installment purchase obligations, due 2009 ...       2,230,482        3,200,286
Installment purchase obligations, due 2010 ...       2,441,501             --
Installment purchase obligations, due 2012 ...       2,737,856             --
Equipment notes (7.83%-9.28%, due 2009) ......         153,385          125,382
Equipment note (4.48%, due 2009) .............         152,729          234,721
Other ........................................           3,721           89,512
Less unamortized discounts ...................      (2,795,936)      (3,298,679)
                                                  ------------     ------------
                                                    70,724,251       66,813,805
Less current portion of long-term debt .......      (3,989,038)      (4,720,671)
                                                  ------------     ------------
Long-term debt ...............................    $ 66,735,213     $ 62,093,134
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

         In March 2007, Guggenheim agreed to amend the credit agreement and reset the financial covenants, as a result of which the applicable margin on the credit facility was increased by 1.0%. At June 30, 2007, we were not in compliance with certain financial covenants under the credit agreement and on August 15, 2007, Guggenheim agreed to a further amendment under which (1) the maturity date was changed to December 31, 2008, (2) the interest rate was changed to 12%, (3) fees equal to 5% of all balances outstanding at December 31, 2007 and 10% of all amounts outstanding at June 30, 2008 were provided for, (4) the EBITDA financial covenant was reset, and (5) prepayment penalties were eliminated.

         On October 19, 2007, the lenders party to the credit agreement assigned to Steelhead Offshore Capital, LP, Big Bend 38 Investments L.P., and J-K Navigator Fund, L.P., the our outstanding obligations to repay funds borrowed pursuant to the credit agreement in the aggregate principal amount of

$10,000,000 and, to the extent permitted to be assigned under applicable law, all claims, suits, causes of action and any other right of the lenders against any person arising under or in connection with the credit agreement. Guggenheim remains as administrative agent under the credit agreement.

         On October 19, 2007, the parties to the credit agreement entered into a Waiver and Amendment No. 3 (the "Waiver and Amendment") to the credit agreement, pursuant to which the parties agreed to waive and amend certain provisions of the credit agreement. Pursuant to the Waiver and Amendment, Guggenheim and each lender waived certain fees related to amounts outstanding under the term loan facility as of December 31, 2007, the Company's compliance with certain minimum consolidated EBITDA requirements for the fiscal quarters ending September 30, 2007 and December 31, 2007, and the registration and processing fee due to Guggenheim solely with respect to the assignment and acceptance of the Company's outstanding obligations to Steelhead Offshore Capital, LP, Big Bend 38 Investments L.P., and J-K Navigator Fund, L.P. The Waiver and Amendment also amended various restrictive covenants in the credit agreement, including covenants to permit us to consummate the acquisition of Mann Steel and incur the debt financing for such acquisition. Fees equal to 10% of all amounts outstanding under the credit agreement at June 30, 2008, provided for in the second amendment dated August 15, 2007, remain in place. We have not accrued any amounts relative to these fees as we do not believe it is probable that we will be required to pay the fees due to our belief that the term loan credit agreement will be refinanced prior to June 30, 2008.

         On October 19, 2007, the parties to the credit agreement also entered into a letter agreement (the "Lender Fee Letter") pursuant to which we agreed, at our election and as compensation for the Waiver and Amendment and assignment agreements, (i) to issue warrants on or before June 30, 2008 to purchase up to 750,000 shares of our common stock at an exercise price of $3.00 per share with a term through December 31, 2011 or (ii) make a cash payment on or before
October 17, 2008 in an amount equal to the Black-Scholes value of a warrant, exercisable on or before December 31, 2011, for up to 750,000 shares of our common stock at an exercise price of $3.00 per share, obtained using the "OV" function on Bloomberg Financial Markets and reflecting the calculation assumptions set forth in the Lender Fee Letter, to Steelhead Offshore Capital, LP, Big Bend 38 Investments L.P., and J-K Navigator Fund, L.P. In the event that we issue these warrants, the shares issuable upon exercise of these warrants shall have registration rights similar to those provided in the Registration Rights Agreement entered into in connection with the equity financing.

         On November 16, 2007, the lenders party to the credit agreement entered into a Waiver under which the EBITDA financial covenant was waived for the fiscal quarters ending March 31, 2008 and June 30, 2008. Management of the Company believes, based on its ability to achieve its operating plan, that the Company will be in compliance with the terms of the credit agreement and its remaining applicable covenants, as amended, through September 30, 2008 and as such has reflected this obligation as long-term on the condensed consolidated balance sheet at September 30, 2007. We are in the process of determining the proper accounting under EITF 96-19, DEBTOR'S ACCOUNTING FOR A MODIFICATION OR EXCHANGE OF DEBT INSTRUMENTS for the related unamortized deferred financing fees of approximately $323,000 as of the modification on October 19, 2007 and the fees incurred to modify the term loan credit facility.

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

         CASH FLOWS

         We currently satisfy our working capital requirements primarily through cash flows generated from operations and sales of debt and equity securities. For the nine months ended September 30, 2007, we had a net decrease in cash of approximately $150,000. Cash flows from operating, financing and investing activities for the nine months ended September 30, 2007 and 2006 are summarized in the following table:

                                                         NINE MONTHS
                                                        ENDED JUNE 30,
                                              ---------------------------------
ACTIVITY                                          2007                 2006
                                              ------------         ------------

Operating activities .................        $ (8,331,018)        $  2,357,899
Investing activities .................          (2,664,006)         (26,043,719)
Financing activities .................          10,844,639               41,385
                                              ------------         ------------
   Net decrease in cash ..............        $   (150,385)        $(23,644,435)
                                              ============         ============

         OPERATING ACTIVITIES

         The increase in net cash used in operating activities of approximately $10.7 million to $8.3 million during the nine months ended September 30, 2007 was primarily due to an $8.3 million reduction in accounts payable concurrent with a $0.5 million increase in accounts receivable and a $0.5 million increase in other current assets.

         INVESTING ACTIVITIES

         Cash used in investing activities of $2.7 million was primarily related to ongoing capital projects necessary to develop future mining properties. Additionally, we placed $250,000 in escrow relating to the acquisition of Mann Steel Products, Inc.

         FINANCING ACTIVITIES

         The net cash provided by financing activities of approximately $10.8 million during the nine months ended September 30, 2007 was primarily the result of the issuance of 3,000,000 shares of common stock for $13,950,000 and an additional $2.0 million borrowed on our Term Loan Credit Facility net of the repayment of notes and capital lease balances.

         CONTRACTUAL OBLIGATIONS

         The following summarizes our contractual obligations at September 30, 2007 and the effects such obligations are expected to have on liquidity and cash flow in future periods:

                                                               PAYMENTS DUE BY PERIOD
                                      ------------------------------------------------------------------------
                                                      LESS THAN 1       1-3            3-5           AFTER
                                          TOTAL          YEAR          YEARS          YEARS         5 YEARS
                                      ------------   ------------   ------------   ------------   ------------
Long-term debt (including interest)   $ 97,580,156   $ 12,876,662   $ 84,121,847   $    581,647   $       --
Operating leases ..................      4,880,465      1,998,813      2,881,652           --             --
Capital leases ....................        358,030        223,530        134,500           --             --
Coal purchase contracts ...........      2,605,892      2,605,892           --             --             --
                                      ------------   ------------   ------------   ------------   ------------
     Total contractual obligations    $105,424,543   $ 17,704,897   $ 87,137,999   $    581,647   $       --
                                      ============   ============   ============   ============   ============

         The above obligations do not include any contingent interest related to the credit facility because we do not believe it is probable that we will be required to pay the fees due to our belief that the term loan credit agreement will be refinanced prior to June 30, 2008. We rent mining equipment pursuant to operating lease agreements, and made lease payments totaling approximately $1,966,000 during the nine months ended September 30, 2007.

         For the nine months ended September 30, 2007, we accrued dividends to the holders of our Series A cumulative convertible preferred stock in the aggregate of approximately $343,000. Historically we have made semi-annual cash dividend payments to the holder of the Series A preferred stock on June 30 and December 31. Dividends accrued on our Series A cumulative convertible preferred stock of $371,317 related to 2006 were paid in February 2007. At September 30, 2007, there were accrued but unpaid dividends on our Series A cumulative convertible preferred stock of $220,000. The dividend rate of our Series A preferred stock increased from 5% to 8% on September 1, 2006. We intend to make dividend payments going forward as long as (1) no default of our debt covenants has occurred, (2) we will be in pro-forma compliance with our debt agreements, and (3) the available credit and cash equivalents we have is not less than $1.5 million. During the nine months ended September 30, 2007 and subsequent to September 30, 2007, we have provided various inducements, primarily in the form of additional shares of our common stock, to encourage holders of our Series A cumulative convertible preferred stock to convert their shares to our common stock. At November 12, 2007, 25,698,792 shares of our Series A cumulative convertible preferred stock remained outstanding.

         ACQUISITIONS

         We regularly seek out and evaluate the potential acquisition of coal mining and related assets that we feel would be accretive to our business. Any acquisition opportunities we pursue could materially affect our liquidity and capital resources and may require us to incur indebtedness, seek additional equity capital, or both. There can be no assurance that such additional indebtedness and/or equity capital will be available on terms acceptable to us, if at all. On October 19, 2007, our wholly-owned subsidiary, NCC Corp., consummated the acquisition of National Coal of Alabama, Inc. (formerly Mann Steel Products, Inc.) as described above.

OFF-BALANCE SHEET ARRANGEMENTS

         At September 30, 2007, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, variable interest or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

         We use bank letters of credit to secure our obligations for post-mining reclamation and other obligations. At September 30, 2007, we had $13,359,900 of letters of credit outstanding supporting post-mining reclamation bonds and $1,282,770 of letters of credit supporting an operating lease of a highwall miner. With the exception of $700,000 secured by our Knoxville, TN corporate headquarters building, these bank letters of credit are secured by certificates of deposit at two local banks reflected as restricted cash on our balance sheet.

CRITICAL ACCOUNTING POLICIES, JUDGMENTS AND ESTIMATES

         Accounting measurements at interim dates inherently involve greater reliance on estimates than those made at year-end. The results for the three months ended September 30, 2007 are not necessarily indicative of results to be expected for the full year. Please refer to the section entitled "Critical Accounting Policies, Judgments and Estimates" included in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation of our Annual Report on Form 10-K for the year ended December 31, 2006 for a discussion of our critical accounting policies, judgments and estimates. There have been no material changes to the previously reported information concerning our Critical Accounting Policies, Judgments and Estimates.

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

ITEM 4.  CONTROLS AND PROCEDURES.

CONTROLS AND PROCEDURES

         Members of our management, including our President and Chief Executive Officer, Daniel A. Roling, and Chief Financial Officer, T. Michael Love, have evaluated the effectiveness of our disclosure controls and procedures, as defined by paragraph (e) of Exchange Act Rules 13a-15 or 15d-15, as of September 30, 2007, the end of the period covered by this report. Based upon that evaluation, Messrs. Roling and Love concluded that our disclosure controls and procedures were effective as of September 30, 2007.

INTERNAL CONTROL OVER FINANCIAL REPORTING

         There were no changes in our internal control over financial reporting or in other factors identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the third quarter ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                           PART II: OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         During 2005, the Company was audited by its previous workers' compensation insurance provider which contends that an additional approximately $1.4 million in premiums is owed for the year ended April 15, 2005. The matter primarily involved the application of premium rates to employees performing certain job functions. In January 2006, the Company paid $427,000 to the previous insurance provider. The Company made an offer to settle in March 2007 which was accepted and subsequently rejected by the insurance company. The Company filed a Motion with the Court to enforce the settlement accepted by the insurance company. The Court granted the Motion to enforce the settlement in August 2007 and the Company paid $300,000 to the insurance provider in full settlement of the claim. The District Court subsequently entered an Order of Dismissal by agreement of the parties.

         The Company is made a party to other legal actions, claims, arbitration and administrative proceedings from time to time in the ordinary course of business. Management does not expect the outcome of these or other pending or threatened proceedings to have a material impact on the Company's cash flows, results of operations or financial condition.

ITEM 1A. RISK FACTORS.

         There have been no material  changes to the risk  factors  disclosed in
Item 1A "Risk Factors" in the Company's Annual Report on Form 10-K for the year ended December 31, 2006 with the following exceptions:

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

         AFTER CONSUMMATING THE ACQUISITION OF MANN STEEL, WE MAY ENCOUNTER PROBLEMS IN INTEGRATING THE TWO BUSINESSES, WHICH MAY INCREASE THE COSTS OF THE ACQUISITION AND DISTRACT MANAGEMENT'S ATTENTION FROM OPERATING THE COMBINED BUSINESS.

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

                                           NATIONAL COAL CORP.


Date: November 19, 2007                    /S/ T. MICHAEL LOVE
                                           -------------------------------------
                                       By:        T. Michael Love
                                       Its:       Chief Financial Officer
                                                  (Principal Financial and
                                                  Accounting Officer)