Form 10-K
period 2007-12-31
NATIONAL COAL CORP
filed 2008-04-15
CIK 1089575

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

[X] Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

                   For the fiscal year ended December 31, 2007

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


           Securities registered pursuant to Section 12(b) of the Act:

                                                   NAME OF EACH EXCHANGE ON
           TITLE OF EACH CLASS                         WHICH REGISTERED
           -------------------                     ------------------------

COMMON STOCK, PAR VALUE $.0001 PER SHARE             NASDAQ GLOBAL MARKET

           Securities registered pursuant to Section 12(g) of the Act:

                                      NONE

         Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

                               Yes [_]   No[X]

         Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.

                               Yes [_]   No[X]

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes [X]   No[_]

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

         Large Accelerated Filer [_]    Non-accelerated Filer [X]

         Accelerated Filer [_]          Smaller Reporting Company [_]

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

                               Yes [_]   No[X]

         The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2007, based on the closing price of the common stock as reported by The NASDAQ Global Market on such date, was approximately $50,748,000.

         As of April 8, 2008, the issuer had 28,819,931 shares of common stock, par value $.0001 per share, issued and outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the issuer's Proxy Statement for its 2008 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report.

================================================================================

                               NATIONAL COAL CORP.
                               INDEX TO FORM 10-K

PART I                                                                      PAGE
------                                                                      ----

Item 1.      Business.....................................................     2

Item 1A.     Risk Factors.................................................    15

Item 1B.     Unresolved Staff Comments....................................    28

Item 2.      Properties...................................................    28

Item 3.      Legal Proceedings............................................    32

Item 4.      Submission of Matters to a Vote of Security Holders..........    32


PART II

Item 5.      Market for Registrant's Common Equity, Related Stockholder
             Matters and Issuer Purchases of Equity Securities............    33

Item 6.      Selected Financial Data......................................    36

Item 7.      Management's Discussion and Analysis of Financial Condition
             and Results of Operations....................................    37

Item 7A.     Quantitative and Qualitative Disclosures about Market Risk...    59

Item 8.      Financial Statements and Supplementary Data..................    61

Item 9.      Changes in and Disagreements With Accountants on Accounting
             and Financial Disclosure.....................................   104

Item 9A(T).  Controls and Procedures......................................   104

Item 9B      Other Information............................................   105


PART III

Item 10.     Directors, Executive Officers, and Corporate Governance......   106

Item 11.     Executive Compensation.......................................   106

Item 12.     Security Ownership of Certain Beneficial Owners and
             Management and Related Stockholder Matters...................   106

Item 13.     Certain Relationships and Related Transactions, and
             Director Independence........................................   106

Item 14.     Principal Accounting Fees and Services.......................   106


PART IV

Item 15.     Exhibits, Financial Statement Schedules......................   107

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

ITEM 1.  BUSINESS.

CORPORATE OVERVIEW

         We mine, process and sell high quality bituminous steam coal from mines located in East Tennessee and North Alabama and, until March 31, 2008, in Southeast Kentucky. We own the coal mineral rights to approximately 65,000 acres of land and lease the rights to approximately 42,000 additional acres including the rights to approximately 27,000 acres at our operations in Southeast Kentucky which were sold on March 31, 2008. We recently expanded our operation into Alabama through the acquisition of Mann Steel Products, Inc. As of December 31, 2007, our active mining complexes included two underground mines, six surface mines, and two highwall mines. In addition, we have four preparation plants, two active and two inactive, and four unit train loading facilities, two active and two inactive, served by the CSX and Norfolk Southern railroads. We are a minority joint venture partner in a barge loading facility on the Warrior River in North Alabama. We hold permits that allow us to open or re-open seven new mines close to our current operations. As of December 31, 2007, we controlled approximately 37.4 million estimated recoverable tons of coal reserves including
8.7 million tons at our operations in Southeast Kentucky which were sold on March 31, 2008. During the year ended December 31, 2007, we generated total revenues of $92.8 million, a net loss of $25.8 million, an EBITDA loss of $823,000 and sold approximately 1,763,000 tons of coal. Approximately 304,000 tons of coal sold came from our operations in Southeast Kentucky which were sold on March 31, 2008. Our goal is to acquire additional mines and increase production from existing reserves as market conditions allow.

         Our revenues have resulted primarily from the sale of coal to electric utility companies in the Southeastern United States. According to the U.S. Department of Energy, Energy Information Administration ("EIA"), the long-term outlook for coal demand is favorable, as domestic electricity consumption is expected to grow at an average annual rate of 1.1% per year through 2030 with 48% to 49% of that growth provided by coal. International coal consumption is expected to grow by 2.6% through 2015. During the year ended December 31, 2007, approximately 84% of our revenue was generated from coal sales to electric utility companies in the Southeastern United States. Our largest customers were South Carolina Public Service Authority (Santee Cooper), Duke Power, and Georgia Power representing approximately 24%, 23% and 18% of our revenues, respectively.

         In the year ended December 31, 2007, our mines produced approximately 1,352,000 tons of coal including approximately 319,000 tons at our operations in Southeast Kentucky, and we purchased approximately 421,000 tons of coal from other producers. Our Alabama operations produced approximately 195,000 tons between October 19, 2007 when acquired and December 31, 2007. Approximately 45% of our production for 2007 was produced at underground mines and 55% was produced at our surface and highwall mine operations. We sell a majority of our coal pursuant to long-term contracts. We plan to pursue additional contracts when pricing is favorable.

ACQUISITION OF MANN STEEL PRODUCTS, INC.

         On October 19, 2007 we consummated the acquisition of Mann Steel pursuant to a purchase agreement entered into on June 18, 2007. After applying a working capital adjustment, we acquired Mann Steel for an aggregate purchase price of $58.7 million. Following the acquisition, our subsidiary National Coal of Alabama, Inc. ("NCA") operates three surface mines in Northwest Alabama: L. Massey, Poplar Springs and Hickory Grove North, which produce, on an annual basis approximately one million tons of coal. NCA controls approximately 5.9 million tons of leased reserves which contain heat content between 11,000 and 14,400 Btu's and sulfur between 0.7% and 3.0%. Currently, there are two active mining permits which are available for additional mining and one new permit in process. NCA sells its coal to utilities and certain large industrial companies primarily located in Alabama.

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

         INCREASE PRODUCTION AND DEVELOP RESERVES. We plan to expand coal production as market conditions allow. We hold permits allowing us to open five new mines and re-open two additional mines on our properties. We also have applied for permits to open four additional mines. At December 31, 2007, we controlled approximately 37.4 million estimated recoverable tons, including 8.7 million tons at our Straight Creek operations which were sold on March 31, 2007, and we believe that we have substantial unproven deposits which can be developed.

         IMPROVE PRODUCTION EFFICIENCIES. We plan to continue to improve our operating efficiencies through greater economies of scale and capital improvements. As we expand our production capabilities, we plan to increasingly leverage our fixed cost infrastructure and reduce our per ton production costs. In order to achieve new efficiencies, we spent approximately $9.5 million in 2006 to modernize our Baldwin preparation plant and rail load-out facility, and $531,000 and $115,000 in 2006 and 2007, respectively, to modernize our Smoky Junction preparation plant that will enable us to reduce cost and expand processing capacity in the southern portion of our Tennessee reserves. In February 2006, we purchased a forty-two mile railroad line that will enable us to transport coal from the Baldwin facility and further reduce our internal transportation costs from this area.

         CONTINUE TO DEVELOP STRONG CUSTOMER RELATIONSHIPS. Since we commenced operations in July 2003, we have worked hard to develop a reputation for reliability, consistent quality and customer service. We intend to continue to develop strong relationships with our existing customers and new customers in order to enhance our market position and secure favorable long-term contracts. Currently, a significant portion of our 2008 planned production has been committed, primarily to existing customers.

         CONTINUE TO ACQUIRE CONTIGUOUS RESERVES. Our mining properties in Tennessee were located in close proximity to one another and were well served by adjacent railroad and interstate highway access. We believe that opportunities may exist to acquire nearby reserves to further leverage our railroad access and preparation plant facilities. Our Alabama mining properties are located approximately 300 miles from our corporate headquarters in Knoxville, Tennessee, and are well served by proximate highway, railroad or barge access. Significant additional mineral leasing activity was on-going at the time we acquired our Alabama mining operations, which we will complete, and we believe that opportunities exist to secure additional leased reserves in excess of this existing activity.

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

MINING OPERATIONS

         As of December 31, 2007, we were mining coal from five surface mines, two underground mines and two highwall mines.

                                                                                                                    YEAR
                                                                2007         2006         2005       PERMITTED     OPENED
                                      MINING                 PRODUCTION   PRODUCTION   PRODUCTION     RESERVES       OR
   MINE NAME         LOCATION         METHOD      STATUS       (000'S)      (000'S)      (000'S)      (000'S)     ACQUIRED
   ---------         --------         ------      ------       -------      -------      -------      -------     --------
         TENNESSEE MINES
Mine #1          New River Tract        UG        Closed               0            0           19             0    2004
Mine #2          New River Tract        UG        Closed               0            0            0             0    2003
Mine #3          New River Tract     Surface      Active              83           29            0         1,909    2006
Mine #3 HWM      New River Tract       HWM        Active             107           26            0         1,792    2006
Mine #7          Ketchen Lease       Surface      Active             285          300          268         3,440    2004
Mine #9          New River Tract        UG        Closed               0            0           35             0    2004
Mine #11         TVA Lease              UG        Active             359          371          327           656    2004
Mine #14         TVA Lease              UG       Not Open              4            0            0             0
Mine #17         New River Tract        UG         Idle                0           26            0         5,758    2006
                                                             ----------------------------------------------------
TOTAL TENNESSEE MINES                                                838          752          649        13,555

         KENTUCKY MINES (SOLD MARCH 31, 2008)
Mine KY#1        Straight Creek         UG        Active             248          228          206         1,497    2004
Mine KY#2        Straight Creek         UG         Idle                0           60           74           248    2005
Mine KY#3        Straight Creek        HWM        Closed               0           33          163             0    2005
Mine KY#4        Straight Creek      Surface      Closed               0           57           28             0    2005
Mine KY#6        Straight Creek        HWM         Idle                6          199            0           542    2006
Mine KY#10       Straight Creek        HWM        Active              65            0            0           180    2007
                                                             -------------------------------------- -------------
TOTAL KENTUCKY MINES                                                 319          577          471         2,467

         ALABAMA MINES
L Massey            Marion Co.       Surface      Active              79            0            0           584    2004*
Poplar Springs      Winston Co.      Surface      Active              59            0            0         1,931    2005*
Hickory Grove       Winston Co.      Surface      Active              57            0            0            19    2006*
                                                             ----------------------------------------------------
TOTAL ALABAMA MINES                                                  195            0            0         2,534
                                                             ----------------------------------------------------
ALL MINES                                                          1,352        1,329        1,120        18,556
                                                             ====================================================

UG = Underground
HWM = Highwall Miner

* Date opened shown. Alabama mines were acquired 10-19-07. Production is for period 10-20-07 to 12-31-07.

TENNESSEE MINES

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

         BALDWIN FACILITY. The Baldwin Facility, including the purchase of a 42-mile short line railroad, was refurbished at a cost of $9.5 million during 2006 for the purpose of providing processing and loading facilities to support at least six separate mines in the adjacent area. The Baldwin Facility resides on the New River Tract, a 65,000 acre parcel of owned coal mineral rights. In December 2006 and January 2007, due to declining coal prices and growing coal stockpiles at utility companies, we put our plans for the development of the Baldwin mining area on hold until such time as coal demand and pricing supports the effort.

KENTUCKY MINES

         We acquired our Kentucky operations on the Straight Creek and Pine Mountain tracts from Appalachian Fuels, LLC in November 2004. We had two mining areas in Kentucky, each geographically separated and having access to a preparation plant and loading facility:

         STRAIGHT CREEK. During 2007, all of our mining in Kentucky occurred on this tract of leased and owned mineral rights in Harlan, Bell and Leslie counties. All coal was processed at the Brittain preparation plant which has an estimated annual processing capacity of 1.8 million tons per year. All coal was loaded onto trains at the Viall rail loading facility which is located on the CSX railroad. We completely mined two separate permitted areas during 2006 and idled two mines in Kentucky due to high cost in the case of mine KY#2 and in anticipation of additional permit approvals in the case of mine KY#6. We sold the Straight Creek operation on March 31, 2008 for $11 million in cash and the release of $3.6 million in reclamation liabilities and $2.7 million of equipment related debt.

         PINE MOUNTAIN. On November 13, 2007, we received $2,000,000 from the sale of certain real property and mineral leases at Pine Mountain, an idle mining complex located in Kentucky, and an additional $1,000,000 from the sale to the same purchaser of an option entitling it to purchase for $10.00 our remaining properties at Pine Mountain. We did not mine the Pine Mountain tracts during the time that we controlled the property.

ALABAMA MINES

         We acquired our Alabama operations through the acquisition of 100% of the common stock of Mann Steel on October 19, 2007. We have five mining areas in Alabama, defined by geographic location of mineral and surface leases. These areas have access to a preparation plant and to customers via truck, rail and barge loading facilities.

         L. MASSEY. Currently, our largest mining operation in Alabama is L. Massey West which produced 410,249 tons during 2007 of which 78,719 tons were produced during the post-acquisition period of October 20 through December 31, 2007. L. Massey West utilized a dragline supplemented by bulldozers and wheel-loaders to mine the coal. The dragline equipment was moved from L. Massey West to the contiguous L. Massey South during the fourth quarter of 2007. All coal is loaded onto trucks and transported directly to the customer, to third-party rail loadouts or to a barge loadout, which is operated by Powhatan Dock, LLC, a 49% owned investment of NCA.

         POPLAR SPRINGS. Poplar Springs surface mine produced 313,729 tons during 2007 of which 58,704 tons were produced during the post-acquisition period. Poplar Springs utilizes an excavator, bulldozers and wheel-loaders to extract coal. All coal is loaded onto trucks and transported directly to customers, to third-party rail loadouts or to the Powhatan barge loadout. Poplar Springs North is a contiguous, controlled and permitted property to which the L. Massey dragline and supporting equipment will move in 2008.

         HICKORY GROVE. Hickory Grove surface mine produced 240,929 tons during 2007 of which 56,612 tons were produced during the post-acquisition period. Hickory Grove utilizes an excavator, bulldozers and wheel-loaders to extract the coal. All coal is loaded onto trucks and transported directly to customers, to third-party rail loadouts or to the Powhatan barge loadout.

PERMITTED NON-OPERATING MINES

         Currently, we have five issued mining permits for mines that are not yet operating and two issued permits for mines which have been idled. six of these permits are for mines located in Tennessee and one is in Alabama. We have also applied for permits, or have permit applications in various stages of processing, that should enable us to open an additional seven mines.

TRANSPORTATION

         Our Tennessee operations are within a few miles of major interstate highways, which provide access for trucking transport of our coal. Our Turley, Tennessee rail load-out facility is immediately adjacent to a portion of the Norfolk-Southern rail system. In February 2006, through a wholly-owned subsidiary, we purchased forty-two miles of railroad track from Norfolk-Southern Railroad which connects our Baldwin facility in Devonia, Tennessee to the Norfolk-Southern rail system in Oneida, Tennessee. This short-line is currently idle.

         Our Alabama operations are also within a few miles of major interstate highways, which provide access for trucking transport of our coal. All of the mining operations are within economical proximity to either third-party rail loadouts utilized by certain customers or the Powhatan barge loadout facility. Powhatan started operations in December 2007 and began coal shipments in January 2008.

         We use independent contractors to transport coal from the mine sites to preparation plants, load-out facilities and customers.

EMPLOYEES

         At December 31, 2007, we had 343 full-time employees, of which 282 were engaged in direct mining or processing operations, 16 in mining supervision, 26 in other operating capacities, and 19 in executive management, sales, legal and general administration. Fifteen employees included in the above worked at our operations in Southeastern Kentucky which were sold in March 2008. None of our employees are covered by a collective bargaining agreement. We consider our relationship with our employees to be favorable. We utilize the services of independent consultants as needed. The miners and supervisors were based in East Tennessee, Southeast Kentucky, and North Alabama. The Chief Executive Officer, Chief Operating Officer, Chief Financial Officer and General Counsel were based in Knoxville, Tennessee. Third party contractors mining coal at our mines in Kentucky and Tennessee employed an additional approximately 100 employees for mining and hauling services during 2007.

MARKETING AND SALES

         Our marketing and sales efforts are performed by employees, consultants and independent coal brokers. Our sales efforts primarily are focused on increasing our customer base of electric utilities in the Southeastern region of the United States. We also target industrial customers.

         During  the  year  ended  December  31,  2007,  we  sold  approximately
1,763,000 tons of coal at an average price of $52.15 per ton, resulting in approximately $92.0 million in coal sales. Our top three customers, all electric utilities, represented approximately 65% of the volume relating to these coal sales.

CUSTOMERS

         During the twelve months ended December 31, 2007, we generated all of our coal sales revenue from twenty-three customers, seven of which were electric utilities (84%), fifteen of which were industrial companies (13%) and one was a coal reseller (3%). Most of our coal sales are derived from contracts of twelve months or longer and open purchase order arrangements with long standing customers. Some of our contracts contain price-reopener and fuel surcharge provisions which allow adjustments to the price we receive for our coal when certain market conditions are met. We intend to expand the number of customers we serve as our coal production increases, and enter into long term contracts for our coal production when pricing is favorable. The following table summarizes, as of December 31, 2007, the tons of coal that we are committed to deliver during the calendar years 2008 through 2012 from our Tennessee and Alabama operations at prices determined under existing contracts and open purchase order arrangements:

                            -------------    ---------------    ---------------
CALENDAR YEAR                   TONS            AVG. $/ TON       DOLLAR VALUE
                            -------------    ---------------    ---------------

2008..................         2,334,596             $62.25       $145,333,099
2009..................         2,004,798              65.98        132,276,050
2010..................           930,000              67.63         62,892,000
2011..................           480,000              72.90         34,992,000
2012..................           360,000              72.90         26,244,000
                            -------------    ---------------    ---------------
    Total.............         6,109,394             $65.76       $401,737,149
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

COAL MINING TECHNIQUES

         Coal mining operations can be divided into surface and underground mining methods. The most appropriate mining technique is determined by coal seam characteristics such as location and recoverable reserve base. Drill-hole data are used initially to define the size, depth and quality of the coal reserve area before committing to a specific extraction technique. All coal mining techniques rely heavily on technology, improvements to which have resulted in increased productivity. The five most common mining techniques are continuous mining, longwall mining, truck-and-shovel mining, dragline mining, and highwall mining, the newest technique. We utilize surface mining, highwall mining, and underground mining.

         SURFACE MINING. It is easier and cheaper to mine coal seams that are thick and located close to the surface than it is to mine thin underground seams. Typically, coal-mining operations will begin at the part of the coal seam that is closest to the surface and most economical to mine. As the seam is mined, it becomes more difficult and expensive to mine because the seam either becomes thinner or protrudes more deeply into the earth, requiring removal of more material over the seam, known as "overburden." As the amount of overburden increases the cost to mine coal increases. Many seams of coal in Central Appalachia are between one to ten feet thick and located hundreds of feet below the surface in contrast to seams in the Powder River Basin of Wyoming which may be eighty feet thick and located only 100 feet below the surface.

         Surface mining uses either draglines, large electric-powered shovels or front-end loaders ("loaders") to remove the earth or overburden that covers the coal. The overburden is loaded onto large off-road trucks, and the overburden is used to reclaim the mine site after coal removal. Loaders load coal into coal trucks for transportation to the preparation plant or rail load-out. Seam recovery using the surface mining method is typically 90%. Productivity depends on size of equipment, geological composition and the ratio of overburden to coal. Productivity varies between 250 to 400 tons per miner shift in the Powder River Basin where the overburden ratio is approximately four to one, versus 30 to 80 tons per miner shift in Central Appalachia where the overburden ratio is approximately twenty to one.

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

COAL CHARACTERISTICS

         HEAT VALUE. The heat value of coal is commonly measured in Btu per pound of coal. Coal found in the Eastern and mid-Western regions of the United States, including Central and Southern Appalachia, tends to have a heat content ranging from 10,000 to 15,000 Btu per pound. Most coal found in the Western United States ranges from 8,000 to 10,000 Btu per pound. The weight of moisture in coal, as sold, is included in references to Btu per pound of coal, unless otherwise indicated.

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

         Most electric generators arrange long-term shipping contracts with rail, truck, or barge companies to assure stable delivered costs. Transportation can be a large component of a buyer's cost, especially if long distances are involved such as from Wyoming to the Southeast. Although the buyer pays the freight, transportation costs are still important to coal mining companies because the buyer may choose a supplier based on the cost of transportation. According to the National Mining Association, railroads account for nearly two-thirds of total coal shipments in the United States. Trucks and overland conveyors haul coal over shorter distances, while lake carriers and ocean vessels move coal mainly to export markets. Some domestic coal is shipped over the Great Lakes. Most coal mines are served by a single rail company, but much of the Powder River Basin is served by two competing rail carriers. Coal mines in Central and Southern Appalachia generally are served by either the Norfolk-Southern or the CSX rail lines.

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

         Two bills have been introduced in the Tennessee Legislature that could have an adverse effect on our ability to mine coal profitability in Tennessee. One of the bills proposes to increase the severance tax payable to the State from $0.20 per ton to 4.5% of the gross sales price. The second bill proposes to prohibit any coal mining that would alter or disturb any ridge line above two thousand (2,000) feet in elevation. A number of our seams of coal in the State of Tennessee are above two thousand (2,000) feet in elevation. Accordingly, if the Bill were to pass the Legislature, our ability to economically recover coal from those seems may be negatively affected.

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

                          RISKS RELATED TO OUR BUSINESS

OUR SUBSTANTIAL LEVEL OF INDEBTEDNESS COULD ADVERSELY AFFECT OUR FINANCIAL CONDITION.

         We have, and will continue to have substantial indebtedness. At December 31, 2007, we had approximately $125 million principal value of total senior debt. Our high level of indebtedness could have important consequences, including the following:

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

DESPITE EXISTING DEBT LEVELS, WE MAY STILL BE ABLE TO INCUR SUBSTANTIALLY MORE DEBT, WHICH WOULD INCREASE THE RISKS ASSOCIATED WITH OUR LEVERAGE.

         We may be able to incur substantial amounts of additional debt in the future. Although the terms of the 10.5% Notes due 2010 and 12% Notes due 2012 may limit our ability to incur additional debt, such terms do not and will not prohibit us from incurring substantial amounts of additional debt for specific purposes or under certain circumstances. The incurrence of additional debt could adversely impact our ability to service payments on senior debt.

CERTAIN PROVISIONS IN OUR SERIES A CUMULATIVE CONVERTIBLE PREFERRED STOCK MAY IMPACT OUR ABILITY TO OBTAIN ADDITIONAL FINANCING IN THE FUTURE.

         In addition to cash flows generated from operations, we may need to raise capital in the future through the issuance of securities. In order to issue securities that rank senior to our Series A cumulative convertible preferred stock in terms of liquidation preference, redemption rights or dividend rights, we must obtain the affirmative consent of holders of at least 75% of the outstanding shares of our Series A cumulative convertible preferred stock. Currently, this is one holder and if we are unable to obtain the consent of this holder in connection with future financings, we may be unable to raise additional capital on acceptable terms, or at all.

WE MAY NOT BE ABLE TO GENERATE THE AMOUNT OF CASH NEEDED TO PAY INTEREST AND PRINCIPAL AMOUNTS ON OUR DEBT. WE ARE LIMITED IN OUR ABILITY TO USE CASH GENERATED AT NATIONAL COAL OF ALABAMA IN OUR OTHER OPERATIONS.

         We rely primarily on our ability to generate cash to service our debt. If we do not generate sufficient cash flows to meet our debt service and working capital requirements, we may need to seek additional financing. If we are unable to obtain financing on terms that are acceptable to us, we could be forced to sell our assets or those of our subsidiaries to make up for any shortfall in our payment obligations under unfavorable circumstances. The 10.5% Notes due 2010 and the 12% Notes due 2012 limit our ability to sell assets and also restrict the use of the proceeds from any such sale. Therefore, even if forced to do so, we may not be able to sell assets quickly enough or for sufficient amounts to enable us to meet our debt obligations.

         National Coal of Alabama, Inc. is restricted in its ability to distribute cash to our other consolidated companies for use in their operations under the terms of our 12% Notes due 2012. On an annual basis, National Coal of Alabama can distribute cash for use in our other operations only if it meets certain EBITDA-based operating requirements for the immediately preceding fiscal year. Additionally, our subsidiary, National Coal Corporation, has entered into a management services agreement with National Coal of Alabama, Inc. that compensates National Coal Corporation for services that it provides to National Coal of Alabama, and a tax sharing agreement that requires National Coal of Alabama to make payments to us in respect of its tax liability. For fiscal 2008, we anticipate National Coal of Alabama's operations to provide limited cash for use in our other operations. As a result of these provisions and agreements, there is no assurance that cash generated by National Coal of Alabama will be available for use in our other operations if those operations continue to experience negative cash flow.

WE MAY BE UNABLE TO COMPLY WITH RESTRICTIONS IMPOSED BY OUR CREDIT FACILITIES AND OTHER FINANCING ARRANGEMENTS.

         The agreements governing our outstanding senior debt impose a number of restrictions on us. For example, the terms of our credit facilities contain financial and other covenants that create limitations on our ability to effect acquisitions or dispositions, incur additional debt and may require us to maintain various financial ratios and comply with various other financial covenants. Our ability to comply with these restrictions may be affected by events beyond our control and, as a result, we may be unable to comply with these restrictions. A failure to comply with these restrictions could adversely affect our ability to borrow under our credit facilities or result in an event of default under these agreements. In the event of a default, our lenders could terminate their commitments to us and declare all amounts borrowed, together with accrued interest and fees, immediately due and payable. If this were to occur, we might not be able to pay these amounts, or we might be forced to seek an amendment to our financing arrangements which could make the terms of these arrangements more onerous for us.

         In the first, second and third quarters of 2007, we failed to meet certain financial covenants required under our term loan credit facility with Guggenheim Corporate Funding, LLC, which is now terminated. In each instance, waivers of covenant failures and modifications of loan terms in order to bring financial covenants better in line with capabilities were obtained, however, penalties were incurred including an increase in rates from LIBOR plus 3.5% to 12% fixed and $100,000 in fees, plus the need to refinance the loan in order to obtain relief from the continuing difficulty with financial covenants. In the refinancing transaction, we incurred $323,000 in legal costs plus a fee of approximately $1,112,000 paid through the issuance of a stock purchase warrant.

WE FACE NUMEROUS UNCERTAINTIES IN ESTIMATING OUR ECONOMICALLY RECOVERABLE COAL RESERVES, AND INACCURACIES IN OUR ESTIMATES COULD RESULT IN LOWER THAN EXPECTED REVENUES, HIGHER THAN EXPECTED COSTS OR DECREASED PROFITABILITY.

         We estimate that as of December 31, 2007, we control approximately 37.4 million tons of proven and probable reserves that are recoverable at this time. We base our reserve estimates on engineering, economic and geological data assembled and analyzed by our staff and an independent mining engineering firm. Our estimates of our proven and probable reserves and our recoverable reserves, as well as the Btu or sulfur content of our reserves are revised and updated periodically to reflect the resolution of uncertainties and assumptions, the production of coal from the reserves and new drilling or other data received.

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

         Our recoverable reserves will decline as we produce coal. We have not yet applied for the permits required or developed the mines necessary to use all of the coal deposits under our mineral rights. Furthermore, we may not be able to mine all of our coal deposits as efficiently as we do at our current operations. Our future success depends upon our conducting successful exploration and development activities and acquiring properties containing economically recoverable coal deposits. In addition, we must also generate enough capital, either through our operations or through outside financing, to mine these additional reserves. Our current strategy includes increasing our coal reserves through acquisitions of other mineral rights, leases, or producing properties and continuing to use our existing properties. Our ability to further expand our operations may be dependent on our ability to obtain sufficient working capital, either through cash flows generated from operations, or financing activities, or both. Mining coal in Central Appalachia can present special difficulties. Characteristics of the land and permitting process in Central Appalachia, where all of our mines are located, may adversely affect our mining operations, our costs and the ability of our customers to use the coal that we mine. The geological characteristics of Central Appalachian coal reserves, such as depth of overburden and coal seam thickness, make them complex and costly to mine. As mines become depleted, replacement reserves may not be available when required or, if available, may not be capable of being mined at costs comparable to those characteristic of the depleting mines. In addition, as compared to mines in the Powder River Basin, permitting, licensing and other environmental and regulatory requirements are more costly and time-consuming to satisfy. These factors could materially adversely affect our mining operations and costs, and our customers' abilities to use the coal we mine.

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

         We typically sell our coal for a specified per ton amount and at a negotiated price pursuant to both short-term contracts and contracts of twelve months or greater. For the year ended December 31, 2007, 89.6% of the coal we produced was sold under contracts of twelve months or greater. Price adjustment, "price reopener" and other similar provisions in long-term supply agreements may reduce the protection from short-term coal price volatility traditionally provided by such contracts. Any adjustment or renegotiation leading to a significantly lower contract price would result in decreased revenues and lower our gross margins. Coal supply agreements also typically contain force majeure provisions allowing temporary suspension of performance by us or our customers during the duration of specified events beyond the control of the affected party. Most of our coal supply agreements contain provisions requiring us to deliver coal meeting quality thresholds for certain characteristics such as Btu, sulfur content, ash content, hardness and ash fusion temperature. Failure to meet these specifications could result in economic penalties, including price adjustments, the rejection of deliveries or, in the extreme, termination of the contracts. Consequently, due to the risks mentioned above with respect to long-term supply agreements, we may not achieve the revenue or profit we expect to achieve from these sales commitments. In addition, we may not be able to successfully convert these sales commitments into long-term supply agreements.

THE COAL INDUSTRY IS HIGHLY CYCLICAL, WHICH SUBJECTS US TO FLUCTUATIONS IN PRICES FOR OUR COAL.

         We are exposed to swings in the demand for coal, which has an impact on the prices for our coal. The demand for coal products and, thus, the financial condition and results of operations of companies in the coal industry, including us, are generally affected by macroeconomic fluctuations in the world economy and the domestic and international demand for energy. In recent years, the price of coal has dropped significantly from historically high levels. Any material decrease in demand for coal could have a material adverse effect on our operations and profitability.

WE DEPEND HEAVILY ON A SMALL NUMBER OF LARGE CUSTOMERS, THE LOSS OF ANY OF WHICH WOULD ADVERSELY AFFECT OUR OPERATING RESULTS.

         For the year ended December 31, 2007, we derived approximately 65% of our coal revenues from sales to our three largest customers. At December 31, 2007, we had coal supply agreements with these customers that expire at various times through 2012. When these agreements expire, we may not be successful at renegotiating them and these customers may not continue to purchase coal from us pursuant to long-term coal supply agreements. If a number of these customers were to significantly reduce their purchases of coal from us, or if we were unable to sell coal to them on terms as favorable to us as the terms under our current agreements, our financial condition and results of operations could suffer materially.

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

         Coal producers depend upon rail, barge, trucking, overland conveyor and other systems to deliver coal to their customers. While U.S. coal customers typically arrange and pay for transportation of coal from the mine to the point of use, disruption of these transportation services because of weather-related problems, strikes, lock-outs or other events could temporarily impair our ability to supply coal to our customers and thus could adversely affect our results of operations.

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

         Our coal sales for the year ended December 31, 2007 were approximately $92.0 million. There is no assurance that we can achieve greater sales or generate profitable sales. We expect that many other coal producers could produce and sell coal at cheaper prices per ton than our production cost rates, which could adversely affect our revenues and profits, if any. There is no assurance that we will ever operate profitably. There is no assurance that we will generate continued revenues or any profits, or that the market price of our common stock will be increased thereby.

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

INCREASES IN THE PRICE OF STEEL, DIESEL FUEL OR RUBBER TIRES COULD NEGATIVELY AFFECT OUR OPERATING COSTS.

         Our coal mining operations use significant amounts of steel, diesel fuel and rubber tires. The costs of roof bolts we use in our underground mining operations depend on the price of scrap metal. We also use significant amounts of diesel fuel and tires for the trucks and other heavy machinery we use, particularly at our six active surface mining operations. A worldwide increase in mining, construction and military activities has caused a shortage of the large rubber tires we use in our mining operations. While we have taken initiatives aimed at extending the useful lives of our rubber tires, we may be unable to obtain a sufficient quantity of rubber tires in the future or at prices which are favorable to us. If the prices of steel, diesel fuel and rubber tires increase, our operating costs could be negatively affected. In addition, if we are unable to procure rubber tires, our coal mining operations may be disrupted or we could experience a delay or halt of production.

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

DISRUPTIONS IN THE QUANTITIES OF COAL PRODUCED BY OUR CONTRACT MINE OPERATORS COULD IMPAIR OUR ABILITY TO FILL CUSTOMER ORDERS OR INCREASE OUR OPERATING COSTS.

         We use independent contractors to mine coal at certain of our mining operations, including our operations in Tennessee and, until March 31, 2008, at our operations in Southeastern Kentucky. Operational difficulties at contractor-operated mines, changes in demand for contract miners from other coal producers and other factors beyond our control could affect the availability, pricing, and quality of coal produced for us by contractors. Disruptions in the quantities of coal produced for us by our contract mine operators could impair our ability to fill our customer orders or require us to purchase coal from other sources in order to satisfy those orders. If we are unable to fill a customer order or if we are required to purchase coal from other sources in order to satisfy a customer order, we could lose existing customers and our operating costs could increase.

WE MAY BE UNABLE TO REALIZE THE BENEFITS WE EXPECT TO OCCUR AS A RESULT OF THE ACQUISITION OF MANN STEEL PRODUCTS OR OTHER ACQUISITIONS THAT WE MAY UNDERTAKE.

         We continually seek to expand our operations and coal reserves through acquisitions of other businesses and assets, including leasehold interests. On October 19, 2007, we acquired 100% of the common stock of Mann Steel Products, Inc. (now National Coal of Alabama, Inc.) for approximately $58.7 million in cash. Certain risks, including those listed below, could cause us not to realize the benefits we expect to occur as a result of this acquisition:

         o uncertainties in assessing the value, risks, profitability and liabilities (including environmental liabilities) associated with certain businesses or assets;

         o the potential loss of key customers, management and employees of an acquired business;

         o        the  possibility   that  operating  and  financial   synergies
                  expected to result from an acquisition do not develop;

         o        problems arising from the integration of an acquired business;
                  and

         o        unanticipated   changes  in  business,   industry  or  general
                  economic conditions that affect the assumptions underlying the rationale for the acquisition.

               RISKS RELATED TO ENVIRONMENTAL AND OTHER REGULATION

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

         Two bills have been introduced in the Tennessee Legislature that could have an adverse effect on our ability to mine coal profitability in Tennessee. One of the bills proposes to increase the severance tax payable to the State from $0.20 per ton to 4.5% of the gross sales price. The second bill proposes to prohibit any coal mining that would alter or disturb any ridge line above two thousand (2,000) feet in elevation. A number of our seams of coal in the State of Tennessee are above two thousand (2,000) feet in elevation. Accordingly, if the Bill were to pass the Legislature, our ability to economically recover coal from those seems may be negatively affected.

OUR  OPERATIONS  COULD BE  ADVERSELY  AFFECTED IF WE FAIL TO  MAINTAIN  REQUIRED
BONDS.

         Federal and state laws require bonds or cash deposits to secure our obligations to reclaim lands used for mining, to pay federal and state workers' compensation, to secure coal lease obligations and to satisfy other miscellaneous obligations. At December 31, 2007, $257,500 was on deposit with the U.S. Department of the Interior's Office of Surface Mining (the "OSM") for reclamation bonds related to our Patterson Mountain mining operations in Alabama. In addition, we had approximately $21,144,000 of cash invested in money market funds and certificates of deposit, against which irrevocable bank letters of credit or surety bonds are written in favor of OSM (Tennessee operations), the Kentucky Department of Natural Resources, or the Alabama Surface Mining Commission, and have posted a $700,000 letter of credit secured by our executive office building in favor of OSM. Reclamation bonds are typically renewable on a yearly basis if they are not posted with cash. Our failure to maintain, or inability to acquire, bonds that are required by state and federal law would have a material adverse effect on us. That failure could result from a variety of factors including the following:

         o lack of availability, higher expense or unfavorable market terms of new bonds;

         o restrictions on the availability of collateral for current and future third-party bond issuers under the terms of our 10.5% Notes due 2010 or 12% Notes due 2012; and

         o the exercise by third-party bond issuers of their right to refuse to renew the bonds.

TERRORIST THREATS AND ENVIRONMENTAL ZEALOTRY MAY NEGATIVELY AFFECT OUR BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         Our business is affected by general economic conditions, fluctuations in consumer confidence and spending, and market liquidity, which can decline as a result of numerous factors outside of our control, such as terrorist attacks and acts of war. Our business also may be affected by environmental activists who engage in activities intended to disrupt our business operations. In particular, environmental activists have conducted protests outside the homes of certain of our executives, including our former Chief Executive Officer. We spent approximately $431,000 and $875,000 during the years ended December 31, 2007 and 2006, respectively, on security measures. Future terrorist attacks against U.S. targets, rumors or threats of war, actual conflicts involving the United States or its allies, or military or trade disruptions affecting our customers may materially adversely affect our operations. As a result, there could be delays or losses in transportation and deliveries of coal to our customers, decreased sales of our coal and extension of time for payment of accounts receivable from our customers. Strategic targets such as energy-related assets may be at greater risk of future terrorist attacks than other targets in the United States. In addition, disruption or significant increases in energy prices could result in government-imposed price controls. It is possible that any, or a combination, of these occurrences could have a material adverse effect on our business, financial condition and results of operations.

OUR FAILURE TO OBTAIN AND RENEW PERMITS NECESSARY FOR OUR MINING OPERATIONS COULD NEGATIVELY AFFECT OUR BUSINESS.

      Mining companies must obtain numerous permits that regulate environmental and health and safety matters in connection with coal mining, including permits issued by various federal and state agencies and regulatory bodies. We believe that we have obtained the necessary permits to mine our developed reserves at our mining complexes. However, as we commence mining our undeveloped reserves, we will need to apply for and obtain the required permits. The permitting rules are complex and change frequently, making our ability to comply with the applicable requirements more difficult or even impossible. In addition, private individuals and the public at large have certain rights to comment on and otherwise engage in the permitting process, including through intervention in the courts. Accordingly, the permits we need for our mining operations may not be issued, or, if issued, may not be issued in a timely fashion. The permits may also involve requirements that may be changed or interpreted in a manner which restricts our ability to conduct our mining operations or to do so profitably. An inability to conduct our mining operations pursuant to applicable permits would reduce our production, cash flow and profitability.

THE CHARACTERISTICS OF COAL MAY MAKE IT DIFFICULT FOR COAL USERS TO COMPLY WITH VARIOUS ENVIRONMENTAL STANDARDS RELATED TO COAL COMBUSTION OR UTILIZATION. AS A RESULT, COAL USERS MAY SWITCH TO OTHER FUELS, WHICH COULD AFFECT THE VOLUME OF OUR SALES AND THE PRICE OF OUR PRODUCTS.

      Coal contains impurities, including but not limited to sulfur, mercury, chlorine, carbon and other elements or compounds, many of which are released into the air when coal is burned. Stricter environmental regulations of emissions from coal-fueled power plants could increase the costs of using coal thereby reducing demand for coal as a fuel source and the volume and price of our coal sales. Stricter regulations could make coal a less attractive fuel alternative in the planning and building of power plants in the future.

      Proposed reductions in emissions of mercury, sulfur dioxides, nitrogen oxides, particulate matter or greenhouse gases may require the installation of costly emission control technology or the implementation of other measures, including trading of emission allowances and switching to other fuels. For example, in order to meet the federal Clean Air Act limits for sulfur dioxide emissions from power plants, coal users may need to install scrubbers, use sulfur dioxide emission allowances (some of which they may purchase), blend high sulfur coal with low-sulfur coal or switch to other fuels. Reductions in mercury emissions required by certain states will likely require some power plants to install new equipment, at substantial cost, or discourage the use of certain coals containing higher levels of mercury. Recent and new proposals calling for reductions in emissions of carbon dioxide and other greenhouse gases could significantly increase the cost of operating existing coal-fueled power plants and could inhibit construction of new coal-fueled power plants. Existing or proposed legislation focusing on emissions enacted by the United States or individual states could make coal a less attractive fuel alternative for our customers and could impose a tax or fee on the producer of the coal. If our customers decrease the volume of coal they purchase from us or switch to alternative fuels as a result of existing or future environmental regulations aimed at reducing emissions, our operations and financial results could be adversely impacted.

IF THE ASSUMPTIONS UNDERLYING OUR ESTIMATES OF RECLAMATION AND MINE CLOSURE OBLIGATIONS ARE INACCURATE, OUR COSTS COULD BE GREATER THAN ANTICIPATED.

      SMCRA establishes operational, reclamation and closure standards for all aspects of surface mining, as well as most aspects of underground mining. We base our estimates of reclamation and mine closure liabilities on permit requirements and our engineering expertise related to these requirements. Our management and engineers periodically review these estimates. The estimates can change significantly if actual costs vary from assumptions or if governmental regulations change significantly. Statement of Financial Accounting Standards No. 143, ACCOUNTING FOR ASSET RETIREMENT OBLIGATIONS, which we refer to as Statement No. 143, requires us to record these obligations as liabilities at fair value. In estimating fair value, we considered the estimated current costs of reclamation and mine closure and applied inflation rates and a third-party profit, as required by Statement No. 143. The third-party profit is an estimate of the approximate markup that would be charged by contractors for work performed on our behalf. If actual costs differ from our estimates, our profitability could be negatively affected.

OUR OPERATIONS MAY IMPACT THE ENVIRONMENT OR CAUSE EXPOSURE TO HAZARDOUS SUBSTANCES, AND OUR PROPERTIES MAY HAVE ENVIRONMENTAL CONTAMINATION, WHICH COULD RESULT IN MATERIAL LIABILITIES TO US.

      Our operations currently use hazardous materials and generate limited quantities of hazardous wastes from time to time. We could become subject to claims for toxic torts, natural resource damages and other damages as well as for the investigation and clean up of soil, surface water, groundwater, and other media. Such claims may arise, for example, out of conditions at sites that we currently own or operate, as well as at sites that we previously owned or operated, or may acquire. Our liability for such claims may be joint and several, so that we may be held responsible for more than our share of the contamination or other damages, or even for the entire share.

      We maintain extensive coal refuse areas and slurry impoundments at a number of our mining complexes. Such areas and impoundments are subject to extensive regulation. Slurry impoundments have been known to fail, releasing large volumes of coal slurry into the surrounding environment. Structural failure of an impoundment can result in extensive damage to the environment and natural resources, such as bodies of water that the coal slurry reaches, as well as liability for related personal injuries and property damages, and injuries to wildlife. Some of our impoundments overlie mined out areas, which can pose a heightened risk of failure and of damages arising out of failure. If one of our impoundments were to fail, we could be subject to substantial claims for the resulting environmental contamination and associated liability, as well as for fines and penalties.

      Drainage flowing from or caused by mining activities can be acidic with elevated levels of dissolved metals, a condition referred to as "acid mine drainage," which we refer to as AMD. The treating of AMD can be costly. Although we do not currently face material costs associated with AMD, it is possible that we could incur significant costs in the future.

      These and other similar unforeseen impacts that our operations may have on the environment, as well as exposures to hazardous substances or wastes associated with our operations, could result in costs and liabilities that could materially and adversely affect us.

                        RISKS RELATED TO OUR COMMON STOCK

WE DO NOT INTEND TO PAY DIVIDENDS ON SHARES OF OUR COMMON STOCK.

         Historically, we have not paid dividends on shares of our common stock and do not anticipate paying any cash dividends on shares of our common stock in the foreseeable future. The terms of the indenture related to our 10.5% Notes due 2010 restrict our ability to pay dividends on shares of our common stock.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

         None.

ITEM 2.  PROPERTIES.

         Our executive offices are located at 8915 George Williams Road, Knoxville, Tennessee 37923; the telephone number is (865) 690-6900 and the facsimile number is (865) 691-9982. We own our corporate office space. The bases of operations for our mining activities are located in Anderson, Campbell and Scott Counties, Tennessee, and Walker, Winston, Marion, Fayette, and Tuscaloosa Counties, Alabama and, until March 31, 2008, in Bell, Harlan and Leslie Counties, Kentucky. We lease office space in Jacksboro, Tennessee and Birmingham, Alabama. We also lease storage space in East Tennessee to house our maps and other geological data. We have pledged our corporate office space as collateral to secure a bank letter of credit issued in favor of the OSM for a portion of one of our reclamation bonds. Additionally, we have granted security interests to our lenders as follows: our 10.5% Notes due 2010 lenders in all our owned and leased mining properties in Tennessee; and our 12% Notes due 2012 lenders in all our owned and leased mining properties in Alabama. These lenders' security interests are mutually exclusive.

         Additionally, we own, either fee simple or right-of-way, approximately 42 miles of a railroad track between Oneida, Tennessee and Devonia, Tennessee. The rail line gives access between the Baldwin preparation plant and load-out facility on the New River Tract in Devonia, Tennessee, and the Norfolk Southern main line in Oneida, Tennessee.

         We decide on a case by case basis whether to obtain a title review from a licensed attorney prior to purchasing or leasing property. In determining whether to conduct a title review, we will consider information we have about the particular property, including, for example, personal knowledge of our employees or consultants, or historical information from the previous owners, or information obtained from surrounding property owners. We have not obtained title insurance in connection with acquisitions of coal reserves, and generally will not do so in future acquisitions. However, we do have title insurance on our Tennessee properties obtained in conjunction with the issuance of our 10.5% Notes due 2010. We had a title examination made of the New River Tract when we purchased it from Cumberland Timber Company, LLC.

         We did not perform title reviews on our newly acquired National Coal of Alabama properties.

GEOLOGY

         The strata that exist above the water drainage level consist mainly of relatively thick shale and siltstone sequences with sandstone layers. Coal seams occur in the shale sequences. There are nine coal seams on the New River Tract that we are targeting, and all of these seams are above the water drainage level. There are other coal seams in this area that contain coal, but insufficient information is available to estimate mineability. The northern portion of the New River Tract property has not been explored by core drilling because the terrain generally is more difficult to access and the costs to explore this area are greater than we are willing to expend at this time.

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

         As with most other coal-producing companies in Central and Southern Appalachia, a portion of our coal reserves are controlled pursuant to leases from third party landowners. These leases convey mining rights to the coal producer in exchange for a per ton or percentage of gross sales price royalty payment to the lessor. These leases are not scheduled to expire prior to expiration of projected mining activities. Under current mining plans, we expect that all reported leased reserves will be mined out within the period of existing leases or within the time period of assured lease renewals.

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

         We currently estimate that at December 31, 2007, 37.4 million tons of our proven and probable in-place reserves are recoverable including 8.7 million tons at our properties in Southeastern Kentucky which we sold on March 31, 2008. This estimate takes into account various factors that affect our ability to recover our reserves, including but not limited to current coal prices; the mining methods that may be used to extract particular reserves; geological and mining conditions; historical production from similar areas with similar conditions; the assumed effects of regulations and taxes by governmental agencies; assumptions governing future prices; future operating, development and reclamation costs; and mining technology improvements.

         Our reserve estimates are based on geological data assembled and analyzed by our staff of engineers. Reserve estimates will be periodically updated to reflect past coal production, new drilling information and other geologic or mining data. Acquisitions or sales of coal properties will also change our reserves. On October 19, 2007, we acquired Mann Steel which added 6.2 million tons of recoverable coal to our reserves at that time. Changes in mining methods or technology may increase or decrease the recovery basis for a coal seam. Our reserve estimates are subject to change as a result of various factors, including the acquisition, divestiture or depletion of reserves or the future analysis of known or existing data. We engage third parties periodically to review or audit our reserve estimates. The most recent third party audit of certain of our reserves was conducted in 2007 by Marshall Miller & Associates, Inc. (Marshall Miller) and separately, in Alabama, by another nationally-recognized independent engineering firm. Future estimates of our reserves, including estimates prepared by engineering firms, could be materially different from current estimates. There are numerous uncertainties inherent in estimating quantities and qualities of recoverable reserves, including many factors beyond our control.

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

         The following table provides proven and probable, recoverable reserve data assigned to specific tracts and coal seams as of December 31, 2007:

      LOCATION                      COAL SEAM          CONTROL     ACRES       RECOVERABLE      QUALITY:       QUALITY:
                                                                                RESERVES          BTU         SULFUR (%)
                                                                           (millions of tons)
TENNESSEE RESERVES:
NEW RIVER TRACT                                         OWNED     65,000
(Anderson, Campbell and           Big Mary Seam                    1,553                4.3      13,583          2.51
Scott County)
                                Beech Grove Seam                     502                1.1      12,734          1.79
                                 Lower Dean Seam                     683                1.8      13,737          1.28
                                  Windrock Seam                    1,033                2.6      13,631          1.30


                                 Lower Dean Thru                      55                0.2      13,519          1.25
                                    Windrock
                                   Peewee Seam                       655                1.4      13,627          0.93
                                  Jellico Seam                     2,524                5.8      13,960          3.63
                                Peewee Rider Seam                    241                0.6      13,976          0.87
KETCHEN TRACT                                          LEASED      7,000
(Campbell County)                 Red Ash Seam                       182                0.5      13,836          1.01


                                  Windrock Seam                      449                1.2      13,846          1.65
                                   Splint Seam                       728                1.4      14,128          2.45
                              Walnut Mountain Seam                   170                0.3      13,942          1.20
                                   Peewee Seam                        42                0.1      10,836          5.17
TVA TRACT                                              LEASED      4,400
(Campbell and Scott County)       Red Ash Seam                       384                0.7      14,143          1.57
                              Walnut Mountain Seam                   242                0.8      14,092          1.25
OTHER                                                              1,400
                                                                ----------------------------
TENNESSEE SUBTOTAL                                                77,800               22.8
                                                                ----------------------------

KENTUCKY RESERVES (SOLD
MARCH 31, 2008):
STRAIGHT CREEK TRACT                                   LEASED     27,350
(Bell, Harlan, and Leslie           Hazard 4                       1,077                2.1      14,429          0.95
County)
                                    Hazard 8                       1,372                3.5      13,662          1.22
                                    Hazard 9                         431                1.0      13,713          1.31
                                 Hazard 10 - 12                      638                2.1      12,475          1.22



                                                                ----------------------------
KENTUCKY SUBTOTALS                                                27,350                8.7
                                                                ----------------------------

      LOCATION                    COAL SEAM           CONTROL       ACRES       RECOVERABLE     QUALITY:       QUALITY:
                                                                                 RESERVES         BTU         SULFUR (%)
ALABAMA RESERVES:
L MASSEY TRACT                                        LEASED         399
(Marion and Fayette              Blue Creek                          153                0.2      11,905          1.40
Counties)                          Jagger                            246                0.4      11,693          2.60
DAVIS CREEK TRACT                                     LEASED         851
(Tuscaloosa County)               Brookwood                          261                0.9      12,241          2.02
                                   Carter                            539                1.5      14,036          0.37
                            Clements A (split avg)                   498                0.6      13,620          2.34
                                 Clements B                          162                0.1      12,197          5.24
                                 Clements C                          689                0.6      14,202          2.78
POPLAR SPRINGS TRACTS                                 LEASED         900
(Walker and Winston              Black Creek                         900                1.6      13,479          1.16
Counties)
OTHER                                                 LEASED           8
                                                                ----------------------------
ALABAMA SUBTOTALS                                                  2,158                5.9
                                                                ----------------------------
PROPERTY TOTALS                                                  107,308               37.4
                                                                ============================

Note: Quality is provided on a "washed, dry basis" based on an average of samples taken and reported by independent third party engineering firms.


         A map showing the locations of National Coal's properties is included as Exhibit 99.1 to this Report on Form 10-K.

ITEM 3.  LEGAL PROCEEDINGS.

         We are made a party to legal actions, claims, arbitration and administrative proceedings from time to time in the ordinary course of business. Management is not aware of any pending or threatened proceedings that might have a material impact on our cash flows, results of operations or financial condition.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS.

         None.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

COMMON STOCK

         Our common stock is listed on the NASDAQ Global Market, trading under the symbol "NCOC".

         The following table sets forth, for the periods indicated, the high and low sales prices for our common stock from January 1, 2006 through December 31, 2007. The following quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

                                                          HIGH           LOW
                                                          ----           ---

         YEAR ENDED DECEMBER 31, 2006
              First Quarter......................      $   7.01       $  6.10
              Second Quarter.....................         11.41          6.58
              Third Quarter......................          7.98          5.30
              Fourth Quarter.....................          6.90          4.52

         YEAR ENDED DECEMBER 31, 2007
              First Quarter......................      $   5.72       $  4.48
              Second Quarter.....................          5.32          4.45
              Third Quarter......................          4.80          2.37
              Fourth Quarter.....................          5.75          2.55


         On March 31, 2008, the closing sales price of our common stock as reported on the NASDAQ Global Market was $5.24 per share. As of March 31, 2008, there were approximately 128 holders of record of our common stock.

DIVIDENDS

            We are restricted from making cash dividend payments on our common stock under the terms of our Series A cumulative convertible preferred stock and our 10.5% Notes due 2010. We do not intend to pay dividends on our common stock.

         Historically we have made semi-annual cash dividend payments to the holders of our Series A cumulative convertible preferred stock on June 30 and December 31. The dividend rate of our Series A cumulative convertible preferred stock increased from 5% to 8% on September 1, 2006. During the year ended December 31, 2007, we accrued dividends to the holders of our Series A cumulative convertible preferred stock in the aggregate of approximately $399,000. We paid approximately $362,886 in dividends to the holders of our Series A cumulative convertible preferred stock in June and July 2006, $413,567 in February 2007, and issued $159,152 in common shares in lieu of preferred dividends as a result of the conversion of shares of preferred stock to common stock. At December 31, 2007, there were accrued but unpaid dividends on our Series A cumulative convertible preferred stock of $114,216. The holders of
342.10 shares of the Series A cumulative convertible preferred stock converted during the year ended December 31, 2007 were provided with an inducement to convert in the form of an additional 431,257 shares of common stock with an aggregate market value of $1,368,029. The holders of 24.0 shares of the Series A cumulative convertible preferred stock converted during the year ended December 31, 2007 were provided with a $53,988 cash inducement to convert. The holders of
223.11 shares of the Series A cumulative convertible preferred stock with liquidation preferences totaling $3,346,650 were provided with a $1,648,168 cash inducement to convert within sixty days of payment of the inducement. The holders used the proceeds of the payment to purchase 558,701 shares of our common stock at $2.95 per share. The same holders converted all 223.11 shares of our the Series A cumulative convertible preferred stock plus accrued dividends of $131,712 into 600,753 shares of our common stock on January 15, 2008. The combined $3,070,185 value of these inducements was recorded as a deemed dividend to reflect the excess of the fair value of the common stock over the fair value of the Series A preferred stock exchanged. This treatment is in accordance with the Financial Accounting Standards Board's Emerging Issues Task Force Abstract D-42 "The Effect of the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock", which requires that if convertible preferred stock is converted to other securities pursuant to an inducement offer, we should record the excess of (1) the fair value of all securities and other consideration transferred to the holders of the convertible preferred stock over (2) the fair value of securities issuable pursuant to the original conversion terms as an increase to net loss to arrive at net loss attributable to common shareholders.

PERFORMANCE GRAPH

         The following performance graph compares the yearly percentage change in the cumulative total shareholder return on the common stock of National Coal Corp. to the cumulative shareholder return for the same period of a peer group and the Russell 2000 Stock Index. The peer group is comprised of National Coal Corp., CONSOL Energy, Arch Coal, Inc., and Peabody Energy Corp. The graph assumes that the value of the investment in National Coal Corp. common stock and each index was $100 at May 30, 2004. The graph also assumes that all dividends were reinvested and that the investments were held through December 31, 2007.

         The material in this section is not "soliciting material," and is not deemed "filed" with the SEC and is not to be incorporated by reference into any of our filings under the Securities Act of 1933, as amended, or the Exchange Act.

                          [PERFORMANCE GRAPH OMITTED]


                                        MAY 30,     DECEMBER 31,   DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                         2004           2004           2005           2006           2007
                                     ------------   ------------   ------------   ------------   ------------
National Coal Corp. ..............          100.0          289.5          151.3          131.6         121.93

Peer Group .......................          100.0          151.8          269.7          241.8         425.44

Russell 2000 Stock Index .........          100.0          121.0          126.5          149.8         147.41

ITEM 6.  SELECTED FINANCIAL DATA.


                                                                                                              ELEVEN MONTHS
                                                                TWELVE MONTHS ENDED DECEMBER 31,                  ENDED
                                               ------------------------------------------------------------    DECEMBER 31,
                                                   2007            2006            2005            2004            2003
                                               ------------    ------------    ------------    ------------    ------------
CONSOLIDATED STATEMENT OF INCOME DATA:            (In thousands, except per share, per ton and number of employee amounts)
Coal sales .................................   $    91, 943    $     86,830    $     65,258    $     16,871    $      1,013
Total revenue ..............................   $     92,780    $     87,517    $     65,873    $     16,999    $      1,191
Operating loss .............................   $    (17,349)   $    (16,457)   $     (2,564)   $     (7,040)   $     (3,036)
Net loss ...................................   $    (25,764)   $    (23,421)   $     (6,791)   $    (10,429)   $     (3,333)
Net loss attributable to common shareholders
   per share - basic .......................   $      (1.46)   $      (1.59)   $      (0.58)   $      (2.60)   $      (0.36)
Net loss attributable to common shareholders
   per share - diluted .....................   $      (1.46)   $      (1.59)   $      (0.58)   $      (2.60)   $      (0.36)
Preferred dividends per share ..............   $      (0.02)   $      (0.07)   $      (0.08)   $      (0.02)           --

CONSOLIDATED BALANCE SHEET DATA:
Working capital (deficit) ..................   $     (6,141)   $     (9,450)   $     18,331    $     (3,921)   $     (5,511)
Restricted cash(1) .........................   $     29,115    $     17,247    $      7,323    $      4,527    $        258
Property, plant and equipment(2) ...........   $    108,881    $     55,838    $     50,902    $     35,909    $      2,346
Total assets ...............................   $    169,255    $     85,992    $     90,407    $     44,551    $      2,831
Long-term debt(3) ..........................   $    130,035    $     67,487    $     60,015    $     19,724    $      4,682
Total liabilities ..........................   $    159,739    $     87,915    $     73,791    $     25,949    $      5,757
Shareholders' equity (deficit) .............   $      9,515    $     (1,923)   $     16,616    $     18,601    $     (2,927)

OTHER DATA:
EBITDA(4) ..................................   $       (823)   $     (1,094)   $      7,545    $     (4,566)   $     (2,419)
Tons of coal sold ..........................          1,763           1,643           1,216             357              11
Average cash cost per produced ton sold(5) .   $      56.69    $      56.30    $      44.29    $      53.89    $      89.28
Coal revenue per ton sold ..................   $      52.15    $      52.86    $      56.67    $      47.32    $      25.05
Capital expenditures, net ..................   $     10,895    $     18,925    $     19,853    $     22,527    $      1,224
Number of employees ........................            343             279             244             133              25

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

                                                        TWELVE MONTHS ENDED                      ELEVEN MONTHS
                                                            DECEMBER 31,                             ENDED
                                  -----------------------------------------------------------     DECEMBER 31,
                                      2007            2006            2005            2004            2003
                                  ------------    ------------    ------------    ------------    ------------
Net loss ......................   $    (25,764)   $    (23,421)   $     (6,791)   $    (10,429)   $     (3,333)
Other (income) expense, net ...         (1,052)            280             261              41             (75)
Interest expense ..............         10,765           7,476           3,967           3,349             372
Interest income ...............         (1,298)           (792)           (129)           (129)           --
Depreciation, depletion,
     accretion and amortization         16,526          15,363          10,108           2,473             617
                                  ------------    ------------    ------------    ------------    ------------
EBITDA ........................   $       (823)   $     (1,094)   $      7,545    $     (4,566)   $     (2,419)
                                  ============    ============    ============    ============    ============


(5) Average cash cost per ton is calculated as the sum of cost of sales and general and administrative expense (excluding depreciation, depletion, accretion and amortization), divided by the number of produced tons sold. Although average cash cost per ton is not a measure of performance calculated in accordance with GAAP, management believes that it is useful to investors in evaluating us because it is widely used in the coal industry as a measure to evaluate a company's control over its cash costs. Average cash cost per ton should not be considered in isolation or as a substitute for measures of performance in accordance with GAAP. In addition, because average cash cost per ton is not calculated identically by all companies, the presentation here may not be comparable to other similarly titled measures of other companies. The table below reconciles the GAAP measure of total operating costs and expenses to average cash cost per ton:


                                                     TWELVE MONTHS ENDED                      ELEVEN MONTHS
                                                         DECEMBER 31,                             ENDED
                                  ---------------------------------------------------------   DECEMBER 31,
                                      2007           2006           2005           2004           2003
                                  ------------   ------------   ------------   ------------   ------------
Total operating expenses ......   $    110,129   $    103,974   $     68,436   $     24,038   $     68,436
Less: Cost of purchased coal ..         17,012         15,584          4,446          2,351          4,446
Less: Depreciation, depletion,
     accretion and amortization         16,526         15,363         10,108          2,473         10,108
                                  ------------   ------------   ------------   ------------   ------------
AVERAGE CASH COST .............   $     76,591   $     73,027   $     53,882   $     19,214   $     53,882
                                  ============   ============   ============   ============   ============
PER TON .......................   $      56.69   $      56.30   $      44.29   $      53.89   $      44.29
                                  ============   ============   ============   ============   ============


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The following discussion and analysis should be read together with the Consolidated Financial Statements of National Coal Corp. and the Notes to
Consolidated Financial Statements included elsewhere in this report. This discussion summarizes the significant factors affecting the consolidated operating results, financial condition and liquidity and cash flows of National Coal Corp. for the fiscal years ended December 31, 2007, 2006 and 2005. Except for historical information, the matters discussed in this Management's Discussion and Analysis of Financial Condition and Results of Operation are forward-looking statements that involve risks and uncertainties and are based upon judgments concerning various factors that are beyond our control.

         We mine, process and sell high quality bituminous steam coal from mines located in East Tennessee, Northwestern Alabama and, until March 31, 2008, in Southeastern Kentucky. We own the coal mineral rights to approximately 65,000 acres of land and lease the rights to approximately 42,000 additional acres. We have expanded our operations considerably since commencing operations at a single surface mine in Tennessee in July 2003. As of December 31, 2007, our active mining complexes included two underground mines, six surface mines, and two highwall mines. In addition, we have four preparation plants, two active and two inactive, and four unit train loading facilities, three active and one inactive, served by the CSX and Norfolk Southern railroads. We hold permits that allow us to open or re-open seven new mines close to our current operations. As of December 31, 2007, we controlled approximately 37.4 million estimated recoverable tons of coal reserves including 8.7 million tons at our operations in Southeast Kentucky, which were sold on March 31, 2008. During the year ended December 31, 2007, we generated total revenues of $92.8 million, a net loss of $25.8 million, an EBITDA (a reconciliation of non-GAAP figures is presented in footnote 4 of Item 6. Selected Financial Data) loss of $823,000, and sold approximately 1,763,000 tons of coal.

         In October 2007, we acquired Mann Steel Products, Inc., now National Coal of Alabama, a one million ton per year producer with mines located in North Alabama for approximately $58.7 million. National Coal of Alabama operates three surface mines extracting high quality coal on leases encompassing 5.9 million tons of reserves at December 31, 2007. We believe there are additional unproven reserves among the company's controlled or permitted properties. We plan to continue expansion through acquisition, as possible, and to increase mine production, both as market conditions allow.

         The majority of our revenues have come from the sale of coal we produce. We have also sold coal that we purchase from third party coal producers, both on a contract and a case by case basis. Additionally, we charged third party coal producers a negotiated price per ton for coal loading services at our Straight Creek, Kentucky loading facility until its sale on March 31, 2008.

         Our revenues depend largely on the price at which we are able to sell our coal. Coal prices decreased between 2005 and 2007. Decreases in coal prices are primarily due to the supply and demand balance of coal in the market, both domestic and imported, as well as the price and availability of alternative fuels for electricity generation. Continued low prices could adversely affect our revenues and our ability to generate cash flows in the future. As a result of supply having exceeded demand during 2006 and 2007, which resulted in reduced coal prices, we idled certain operations.

         Our sales agreements require our customers to buy coal from us at prices averaging over $60 per ton, subject to customary quality adjustment provisions. Certain of our contracts provide for adjustment of coal purchase prices based on market conditions. We plan to capitalize on emerging upswings in the pricing environment by pursuing long-term contracts when economically acceptable to us. In the interim, any uncommitted coal produced will be sold on the spot market for an economically acceptable price.

         In recent years, we have expanded our production capacity. In February 2006, we purchased a 42-mile short line railroad for approximately $2 million which connects our owned reserves to the Norfolk-Southern Railroad at Oneida, Tennessee. We spent an additional $0.5 million to refurbish the line and make it operational. We also acquired the Baldwin preparation plant and rail load-out facility in 2005 in return for the assumption of certain reclamation liabilities and spent $7.0 million during 2006 to refurbish and modernize the Baldwin Preparation plant and rail load-out facility. These investments will provide the capability to efficiently process and transport our coal produced from our owned reserves to market. In addition, we spent $375,000 and $4.1 million on developing new mining operations in Tennessee and Kentucky during 2007 and 2006, respectively. The capital expenditures on mines, processing, and transportation should help us lower our operating costs. Also, the expenditures made on our transportation infrastructure should help reduce delivery cost to our Southeast U.S. utility customers. When economically advantageous, we intend to utilize our increased production capacity by increasing our production. Over the longer term, we plan to permit and develop additional production capability from our current reserve base.

         On November 13, 2007 we received $2,000,000 from the sale of idle real property and mineral leases at Pine Mountain located in Kentucky, and an additional $1,000,000 from the sale to the same purchaser of an option entitling it to purchase for $10.00 additional properties at Pine Mountain. The sale of the real property and mineral leases resulted in a gain of approximately $745,000.

         On March 31, 2008, sold the real and personal property assets that comprised our active Straight Creek mining operations in Kentucky to Xinergy Corp. for $11,000,000 in cash. Xinergy Corp. was founded and is controlled by Jon Nix, who is a founder, significant stockholder, and former officer and director of National Coal. In addition to our receipt of the purchase price for the assets, the transaction also resulted in the return to us of approximately $7,400,000 in cash that we previously pledged to secure reclamation bonds and other liabilities associated with the Straight Creek operation, and relieved us of approximately $3,600,000 in reclamation liabilities and approximately
$2,700,000 of equipment related debt which were assumed by Xinergy in the transaction. The sale resulted in a small gain.

         We used a portion of the sale proceeds to repay the $10,000,000 senior secured credit agreement we entered into in October 2006 with Guggenheim Corporate Funding, LLC, as administrative agent, which indebtedness otherwise would have matured in December 2008.

         Our financial results from operations depend heavily upon the cost of producing coal. Our primary expenses are wages and benefits, repairs and maintenance expenditures, diesel fuel purchases, blasting supplies, coal transportation costs, cost of purchased coal, freight and handling costs and taxes incurred in selling coal. We expect that our exploration costs, totaling $378,000 in 2007, in the next few years will be relatively significant but that our exploration costs will decline as a percentage of revenues. Because of rising fuel costs, our transportation costs have increased significantly. Given that the coal mining business is capital intensive, we expect our depreciation expenses to increase in the future we increase our capital expenditures for mining and other equipment needed to expand our business.

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

         PROPERTY, PLANT, EQUIPMENT AND MINE DEVELOPMENT. Property and equipment are stated at cost. Maintenance and repairs that do not improve efficiency or extend economic life are expensed as incurred. Plant and equipment are depreciated using the straight-line method over the estimated useful lives of assets which generally range from seven to thirty years for building and plant and one to seven years for equipment. On sale or retirement, asset cost and related accumulated depreciation are removed from the accounts and any related gain or loss is reflected in income.

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

         Exclusive of the approximately $55.8 million of property, plant, equipment and mine development, net we had as of December 31, 2006 was approximately $0.6 million of mining equipment classified as assets held for sale. This equipment was sold in January 2007 for a small gain. We had no property, plant, equipment and mine, net development classified as assets held for sale at December 31, 2007.

         We review our long-lived assets for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. If impairment indicators are present and the future undiscounted cash flows are less than the carrying value of the assets, the carrying values are reduced to the estimated fair value.

         ASSET RETIREMENT OBLIGATION. The Surface Mining Control and Reclamation Act of 1977 and similar state statutes require that mine properties be restored in accordance with specified standards and an approved reclamation plan. Significant reclamation activities include reclaiming refuse and slurry ponds, reclaiming the pit and support acreage at surface mines, and sealing portals at underground mines. Reclamation activities that are performed outside of the normal mining process are accounted for as asset retirement obligations in accordance with the provisions of SFAS 143, ACCOUNTING FOR ASSET RETIREMENT OBLIGATIONS ("SFAS 143"). We record our reclamation obligations on a mine-by-mine basis based upon current permit requirements and estimated reclamation obligations for such mines as determined by third-party engineering estimates. In accordance with SFAS 143, we determine the fair value of our asset retirement obligations using a discounted cash flow methodology based on a discount rate related to the rates of US treasury bonds with maturities similar to the expected life of a mine, adjusted for our credit standing. In estimating future cash flows, we consider third party profit and apply inflation factors as required by SFAS 143.

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

RECENT ACCOUNTING PRONOUNCEMENTS

         In June 2006, the FASB issued Interpretation No. 48 ("FIN 48"), ACCOUNTING FOR UNCERTAINTY IN INCOME TAXES--AN INTERPRETATION OF FASB STATEMENT NO. 109. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We adopted FIN 48 effective January 1, 2007.

         In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, FAIR VALUE MEASUREMENTS ("SFAS 157"). SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements. SFAS 157 is effective prospectively for fiscal years beginning after November 15, 2007 and interim periods within that fiscal year. The FASB deferred the effective date of Statement No. 157 for one year for nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. We are still analyzing SFAS 157 to determine the impact of adoption.

         In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, THE FAIR VALUE OPTION FOR FINANCIAL LIABILITIES -- INCLUDING AN AMENDMENT OF FASB STATEMENT NO. 115 ("Statement No. 159"). Statement No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. Statement No. 159 is effective prospectively for fiscal years beginning after November 15, 2007. We do not expect adoption of Statement No. 159 to have a material impact on our financial position or results of operations.

         In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141R, BUSINESS COMBINATIONS ("SFAS 141R") which becomes effective for acquisitions occurring on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. SFAS 141R establishes principles and requirements for determining how an enterprise recognizes and measures the fair value of certain assets and liabilities acquired in a business combination, including non-controlling interests, contingent consideration, and certain acquired contingencies. SFAS 141R also requires acquisition-related transaction expenses and restructuring costs be expensed as incurred rather than capitalized as a component of the business combination. We expect that SFAS 141R could have an impact on accounting for any businesses acquired after the effective date of this pronouncement.

         In December 2007, the FASB issued SFAS No. 160, "Non-controlling Interests in Consolidated Financial Statements-An Amendment of ARB No. 51" ("SFAS 160"). SFAS 160 establishes accounting and reporting standards for the non-controlling interest in a subsidiary (previously referred to as minority interests). SFAS 160 would have an impact on the presentation and disclosure of the non-controlling interests of any non wholly-owned businesses acquired in the future. SFAS 160 will be effective for fiscal years beginning after December 15, 2008; earlier adoption is prohibited. We are still analyzing SFAS 160 to determine the impact of adoption.

RESULTS OF OPERATIONS

         The following table presents consolidated statement of operations data for each of the periods indicated as a percentage of revenues.

                                                       TWELVE MONTHS
                                                     ENDED DECEMBER 31
                                            ----------------------------------
                                              2007         2006         2005
                                            --------     --------     --------

Revenues ................................      100.0%       100.0%       100.0%
                                            --------     --------     --------
Operating expenses:
   Cost of sales ........................       93.3         90.6         77.6
   Depreciation, depletion amortization,
      and accretion .. ..................       17.8         17.6         15.3
   General and administrative ...........        7.6         10.6         11.0
                                            --------     --------     --------
     Total operating expenses ...........      118.7        118.8        103.9
                                            --------     --------     --------
Operating loss ..........................      (18.7)       (18.8)        (3.9)
Other income (expense):
   Interest expense .....................      (11.6)        (8.6)        (6.0)
   Interest income ......................        1.4          0.9          0.2
   Other income (expense), net ..........        1.1         (0.3)        (0.6)
                                            --------     --------     --------
Net loss ................................      (27.8)%      (26.8)%      (10.3)%
                                            ========     ========     ========

COMPARISON OF TWELVE MONTHS ENDED DECEMBER 31, 2007 AND DECEMBER 31, 2006

         In October 2007, we acquired Mann Steel Products, Inc. and changed its name to National Coal of Alabama ("NCA"). We have included in our consolidated financial statements the sales and costs attributable to NCA for the period from October 20 through December 31, 2007 which activity has a direct effect on the percent change in statement of operations captions for the year ended December 31, 2007. Prior to acquiring NCA, our National Coal Corporation ("NCC") subsidiary operated our Tennessee and Kentucky mining operations.

     PRODUCTION
                                                  TWELVE MONTHS
                                               ENDED DECEMBER 31,
                                             ---------------------    PERCENT
                                                2007        2006      CHANGE
                                             ---------   ---------   ---------

Surface mines ............................     562,215     386,156        45.6%
Highwall mines ...........................     178,033     258,555       (31.1%)
Underground mines ........................     610,663     684,358       (10.8%)
                                             ---------   ---------   ---------
Total tons produced ......................   1,350,911   1,329,069         1.6%
Coal purchased ...........................     420,923     378,942        11.1%
                                             ---------   ---------   ---------
Total tons available .....................   1,771,834   1,708,011         3.7%
                                             =========   =========   =========
Contract tons ............................     426,110     602,823       (29.3%)

     REVENUES
                                              TWELVE MONTHS
                                            ENDED DECEMBER 31,
                                       -------------------------     PERCENT
                                           2007          2006        CHANGE
                                       -----------   -----------   -----------

Coal sales .........................   $91,942,750   $86,830,095           5.9%
Tons Sold ..........................     1,763,026     1,642,575           7.3%
Average price per ton sold .........   $     52.15   $     52.86          (1.3%)


         For the twelve months ended December 31, 2007, our revenues were derived from coal sales to twenty-three customers, seven of which were electric utilities, fifteen of which were industrial customers and one of which was a coal reseller. Our three largest customers represented 65% of our total coal sales.

         In 2006 and 2007, coal prices in Central Appalachia declined as a result of mild weather in the Southeast, before showing signs of significant increases in late 2007 and early 2008.

         National Coal of Alabama, our newly acquired subsidiary, sold 204,740 tons of coal sales from October 20, 2007 through December 31, 2007 at a total price of $12,904,229 included in the above and represents the increase in coal sales and total revenue before considering decreases in Tennessee and Kentucky. Coal sales attributable to our Tennessee and Kentucky operations are as follows:

                                              TWELVE MONTHS
                                            ENDED DECEMBER 31,
                                       -------------------------     PERCENT
                                           2007          2006        CHANGE
                                       -----------   -----------   -----------

Coal sales .........................   $79,038,521   $86,830,095          (8.9%)
Tons sold ..........................     1,558,286     1,642,575          (5.1%)
Average price per ton sold .........   $     50.72   $     52.86          (4.0%)

         The approximately $7.8 million decline in revenue from coal sales from our Tennessee and Kentucky operations in 2007 was partially the result of an 84,289 ton decline in shipments as existing sales agreements expired and sales opportunities at attractive prices were unavailable, in conjunction with a $2.14 per ton decline in average sales price as a result of a softening coal market over the late 2006 and early to mid-2007 period. Two years of unseasonably mild weather resulted in decreased demand for coal reducing prices during those periods.

         The increase in other revenues of $150,287 is primarily due to the increase in receipt of loading fees of $124,000 from a coal company with property located adjacent to our Straight Creek, Kentucky operations which were sold on March 31, 2008.

     OPERATING EXPENSES

                                                    TWELVE MONTHS
                                                  ENDED DECEMBER 31,
                                            ---------------------------      PERCENT
                                                2007           2006          CHANGE
                                            ------------   ------------   ------------
Cost of sales ...........................   $ 86,566,454   $ 79,354,327            9.1%
General and administrative expenses .....      7,036,524      9,257,241          (24.0%)
Depreciation, depletion, accretion
   and amortization expense .............     16,525,583     15,362,829            7.6%
                                            ------------   ------------
Total operating expenses ................   $110,128,561   $103,974,397            5.9%
                                            ============   ============

         COST OF SALES


                                              TWELVE MONTHS
                                            ENDED DECEMBER 31,
                                       -------------------------     PERCENT
                                           2007          2006        CHANGE
                                       -----------   -----------   -----------

Cost of sales ......................   $86,566,454   $79,354,327           9.1%
Tons sold ..........................     1,763,026     1,642,575           7.3%
Average cost per ton sold ..........   $     49.10   $     48.31           1.6%


         Cost of sales consisted primarily of salary, benefits, and other compensation costs paid directly to miners, and direct costs paid to third party vendors whose goods and services were directly used in the process of producing coal inventory. Third party vendor costs include equipment leases and maintenance costs, blasting costs, fuel costs, parts and supplies, coal purchases, and transportation costs.

         NCA incurred $9,501,700 cost of sales from October 20 through December 31, 2007 which increased consolidated cost of sales. At our Tennessee and Kentucky operation, we experienced a $2.3 million decrease in cost of sales, or 2.9% when compared to 2006. On a per ton basis, cost of sales at our Tennessee and Kentucky operation increased $1.14 or 2.3% when compared to 2006.

         During 2007, our Tennessee and Kentucky operations produced 172,192 fewer tons than in 2006 relying instead on increased purchases of coal from third parties. As a result, overall production costs at these operations decreased $2.3 million, offset by a $0.8 million increase in the cost of purchased coal. We experienced significant increases in the prices we pay for the products and services we use in our operations such as diesel fuel, tires, blasting services, roof bolts, health insurance, workers' compensation costs and the per ton fees we pay to contract miners. However, by placing less reliance on contract miners and producing more tons on owned reserves in the New River Tract which do not result in royalty payments to lessors we were able to minimize the effect of the increases on our per ton cost of sales to only $0.09 excluding a $1.05 per ton increase in the cost of sales effect of purchased coal.

         GENERAL AND ADMINISTRATIVE EXPENSES

                                              TWELVE MONTHS
                                            ENDED DECEMBER 31,
                                       -------------------------     PERCENT
                                           2007          2006        CHANGE
                                       -----------   -----------   -----------

General and administrative expenses    $ 7,036,524   $ 9,257,241         (24.0%)
Tons sold ..........................     1,763,026     1,642,575           7.3%
Average cost per ton sold ..........   $      3.99   $      5.64         (29.2%)


         General and administrative  expenses  primarily include  non-operations
salary,   benefits  and  related  expenses;   consulting  expenses;   legal  and
professional fees; insurance expenses; and travel and travel related expenses.

         NCA reflected incremental general and administrative expenses from October 20 through December 31, 2007 of $66,592. At our Tennessee and Kentucky operations, we experienced a $2.3 million decrease in general and administrative expenses or 24.7% when compared to 2006. On a per ton basis, general and administrative expenses at our Tennessee and Kentucky operations decreased by $1.16, or 20.6%when compared to 2006. General and administrative expenses decreased during the period due to targeted efforts to reduce cost General and administrative labor decreased approximately $1.1 million primarily due to the accelerated vesting of stock options in 2006 and a 3.6% decline in base wages at the corporate level. Other significant reductions were made in consulting and professional services ($318,000), facilities and security ($226,000), insurance costs ($203,000), and travel ($102,000).

         DEPRECIATION, DEPLETION, ACCRETION AND AMORTIZATION EXPENSE

                                              TWELVE MONTHS
                                            ENDED DECEMBER 31,
                                       -------------------------     PERCENT
                                           2007          2006        CHANGE
                                       -----------   -----------   -----------

Depreciation, depletion, accretion
   and amortization expense ........   $16,525,583   $15,362,829           7.6%
Tons sold ..........................     1,763,026     1,642,575           7.3%
Average cost per ton sold ..........   $      9.37   $      9.35           0.2%

         NCA reflected depreciation, depletion, accretion and amortization expenses from October 20 through December 31, 2007 of $1,864,430. At our Tennessee and Kentucky operations, we experienced a $702,000 decrease in depreciation, depletion, accretion and amortization expenses or 4.6% when compared to 2006. On a per ton basis, depreciation, depletion, accretion and amortization expenses increased by $0.06, or approximately 1% when compared to 2006 due to the decline in tons sold. The decrease in expense is primarily attributable to the late 2006 sale-leaseback of a highwall miner and to certain equipment still in service which was fully depreciated during 2007. This was offset by capital expenditures of approximately $10.9 million in 2007.

         OTHER INCOME (EXPENSE)

                                                    TWELVE MONTHS
                                                  ENDED DECEMBER 31,
                                            ---------------------------      PERCENT
                                                2007           2006          CHANGE
                                            ------------   ------------   ------------

Interest expense and financing fees ...     $(10,765,285)  $ (7,475,824)          44.0%
Interest income .......................        1,297,744        791,852           63.9%
Other income (expense), net ...........        1,051,711       (279,928)         475.7%
                                            ------------   ------------
   Total other income (expense) .......     $ (8,415,830)  $ (6,963,900)          20.8%
                                            ============   ============


         NCA interest expense for the period of October 20 through December 31, 2007 is $1,774,898 incurred on the 12% Notes due 2012. National Coal Corp. and NCC, excluding NCA, incurred interest expense of $8,990,387, an increase of $1,514,563 or 20.3% when compared to the interest expense incurred by the companies in 2006. The increase for the period is primarily attributable to a full year of interest on the Term Loan Credit Facility versus approximately 3 months in 2006 and the increase in rates on that facility due to loan modifications during the year. Rates on the Term Loan Credit Facility increased from approximately 9% in the first quarter, to approximately 10% in the second quarter to 12% beginning in August 2007.

         NCA interest income for the period of October 20 through December 31, 2007 was $118,286 earned on bank balances and restricted cash in money market funds securing reclamation bonds. Excluding NCA, we earned interest of $1,179,458, an increase of $387,606 or 48.9% when compared to 2006, as a result of increased average balances.

         NCA had no other income (expense) during the post-acquisition period except for the 49% equity interest in the net loss of Powhatan Dock, LLC, an equity method investee, totaling $41,077.

COMPARISON OF TWELVE MONTHS ENDED DECEMBER 31, 2006 AND DECEMBER 31, 2005

     PRODUCTION
                                              TWELVE MONTHS
                                            ENDED DECEMBER 31,
                                       -------------------------     PERCENT
                                           2006          2005        CHANGE
                                       -----------   -----------   -----------

Surface mines ......................       386,156       295,774          30.6%
Highwall mines .....................       258,555       163,241          58.4%
Underground mines ..................       684,358       661,766           3.4%
                                       -----------   -----------   -----------
Total tons produced ................     1,329,069     1,120,781          18.6%
Coal purchased .....................       378,942       107,477         252.6%
                                       -----------   -----------   -----------
Total tons available ...............     1,708,011     1,228,258          39.1%
                                       ===========   ===========   ===========
Contract tons ......................       602,823       443,692          35.9%


     REVENUES
                                              TWELVE MONTHS
                                            ENDED DECEMBER 31,
                                       -------------------------     PERCENT
                                           2006          2005        CHANGE
                                       -----------   -----------   -----------

Coal sales ..........................   $86,830,095   $65,258,071          33.1%
Other revenue .......................       686,992       614,563          11.8%
                                        -----------   -----------
   Total revenues ...................   $87,517,087   $65,872,634          32.9%
                                        ===========   ===========


         For the twelve months ended December 31, 2006, our revenues were derived from coal sales to thirteen customers, four of which were utilities, eight of which were industrial customers and one of which was a coal reseller. Our five largest customers represented 92% of our total coal sales. For the twelve months ended December 31, 2005, our revenues were derived from coal sales to fifteen customers, eight of which were utilities, six of which were industrial customers and one of which was a coal reseller. Our five largest customers represent 84% of our total coal sales. The 33.1% increase in coal sales during the year ended December 31, 2006 is primarily attributable to a 35% increase in sales volume and the addition of a new customer partially offset by a 4% decrease in average net sales prices, including penalties and premiums.

         In 2005, coal prices in Central Appalachia remained relatively unchanged despite unseasonable weather in the Southeast, however, a second year of cooler summer temperatures and warmer winter temperatures in 2006 did have a large negative impact on coal prices. Also, many producers increased production to meet the higher demand.

         The increase in other revenues was due to the increase in receipts of loading fees of $288,000 from a coal company with property located adjacent to ours and approximately $77,000 of wheelage revenue under a lease agreement, offset by a prior year negotiated termination of a sales contract of $350,000.

     OPERATING EXPENSES

                                                   TWELVE MONTHS
                                                 ENDED DECEMBER 31,
                                            ---------------------------     PERCENT
                                               2006           2005          CHANGE
                                            ------------   ------------   ------------

Cost of sales ...........................   $ 79,354,327   $ 51,115,116           55.2%
General and administrative expenses .....      9,257,241      7,213,346           28.3%
Depreciation, depletion, accretion
   and amortization expense .............     15,362,829     10,107,723           52.0%
                                            ------------   ------------
Total operating expenses ................   $103,974,397   $ 68,436,185           51.9%
                                            ============   ============


         COST OF SALES

         The increase in cost of sales in the year ended December 31, 2006 as compared to the year ended December 31, 2005 was primarily due to a 39% increase in mined and purchased coal.

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

         OTHER INCOME (EXPENSE)

                                             TWELVE MONTHS
                                           ENDED DECEMBER 31
                                      --------------------------      PERCENT
                                          2006          2005          CHANGE
                                      -----------    -----------    -----------

Interest expense and financing fees   $(7,475,824)   $(3,966,715)         88.4%
Interest income ...................       791,852        129,200         512.9%
Other income (expense), net .......      (279,928)      (390,105)        (28.2)%
                                      -----------    -----------
                                      $(6,963,900)   $(4,227,620)         64.7%
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

LIQUIDITY AND CAPITAL RESOURCES

         At December 31, 2007, we had cash and cash equivalents of approximately $9.9 million, negative working capital of approximately $5.0 million, and cash flows used in operations of approximately $8.1 million for the year then ended. Our operations have not generated positive cash flows and the ability to do so during 2008 is not assured. In order to fund general operating and working capital needs during 2007 and into 2008, we raised funds through the sale of three million shares of common stock at February 28, 2007 at $4.65 per share for a total of $13.95 million and two million shares of common stock at December 28, 2007 at an average price of $4.005 per share for a total of $8.01 million. We also sold 3.9 million shares of common stock on October 19, 2007 for $11.6 million which was used in the acquisition of Mann Steel Products, Inc.

         At December 31, 2007, we had shareholders' equity of $9.4 million and incurred net losses of $25.8 million (excluding preferred stock dividends) for the year then ended. We expect that we will continue to incur net losses into the foreseeable future which will decrease our shareholders' equity and may lead to an eventual shareholders' deficit. We were in a shareholders' deficit position at December 31, 2006 and again at September 30, 2007.

         We invested $10.8 million in equipment and mine development during the year ended December 31, 2007 including $5.3 million purchased through equipment financing arrangements. We intend to make approximately $16 million of capital expenditures during 2008 to expand operations and an additional approximately $1.2 million to maintain existing assets. There are no assurances that we will be able to obtain financing for our planned capital expenditures.

         Our operating plan for 2008 includes cash receipts from sales committed under contracts or open purchase order arrangements with long time customers and the release of restricted cash from the March 31, 2008 sale of our Southeast Kentucky properties adequate to cover all planned commitments. In early 2008, we successfully renegotiated an existing coal supply agreement which resulted in an increase in the selling price per ton, pending final approval. In addition, we are presently in discussions with other customers on existing coal supply agreements, and we intend to pursue other opportunities as they arise during 2008. However, if we are unable to execute our operating plan successfully, we may not be able to meet our liquidity requirements and will need to raise additional cash or discontinue operations at some of our facilities. On April 2, 2008, we repaid our $10 million credit agreement with a portion of the proceeds from the March 31, 2008 sale of our Straight Creek properties. We intend to pursue a $10 million revolver type credit facility in the second calendar quarter of 2008 to provide additional working capital as needed. There are no assurances that efforts to raise additional cash would be successful or that discontinued operations would generate adequate savings to meet our obligations.

ACQUISITION OF MANN STEEL PRODUCTS, INC.

         On October 19, 2007, we acquired all of the outstanding stock of Mann Steel Products for an aggregate purchase price of $55,000,000 in cash, paid primarily to the sellers except for $7,406,745 which was retained to repay certain indebtedness of Mann Steel that existed at closing. Mann Steel became a wholly-owned subsidiary of NCC Corp. and changed its name to National Coal of Alabama, Inc. The Purchase Agreement required a working capital adjustment to the purchase price within 30 days after closing. The working capital adjustment required that a determination be made by the Seller's accounting firm as to the value of working capital, or current assets minus current liabilities, at the closing date, and that the purchase price be increased to the extent working capital exceeded zero, or decreased to the extent working capital was less than zero. As a result of this provision, NCA paid $3,281,313 to the sellers on December 19, 2007. Total cash consideration was $58,660,706 which includes acquisition costs of $379,393.

         We funded the acquisition  through the combination of two transactions:
a) a sale of 3,866,968 shares of National Coal Corp. common stock at $3 per share for a total consideration of $11,600,904 and b) the issuance of the 12% Notes due 2012 in a principal amount of $60 million, for a total of $71,600,904. Amounts were also used within NCA to post collateral for reclamation bonds, pay fees and costs and for general corporate purposes.

         National Coal of Alabama, Inc. is restricted in its ability to distribute cash to our other consolidated companies for use in their operations under the terms of our 12% Notes due 2012. On an annual basis, National Coal of Alabama can distribute cash for use in our other operations only if it meets certain EBITDA-based operating requirements for the immediately preceding fiscal year. Additionally, our subsidiary, National Coal Corporation, has entered into a management services agreement with National Coal of Alabama, Inc. that compensates National Coal Corporation for services that it provides to National Coal of Alabama, and a tax sharing agreement that requires National Coal of Alabama to make payments to us in respect of its tax liability. For fiscal 2008, we anticipate National Coal of Alabama's operations to provide limited cash for use in our other operations.

SALE OF KENTUCKY PROPERTIES

         On November 13, 2007 National Coal Corporation received $2,000,000 from the sale of certain real property and mineral leases at Pine Mountain, an idle mining complex located in Kentucky, and an additional $1,000,000 from the sale to the same purchaser of an option entitling it to purchase for $10.00 additional properties at Pine Mountain. The sale of certain real property and mineral leases resulted in a gain of approximately $745,000.

         On March 31, 2008, our wholly-owned subsidiary, National Coal Corporation, completed the sale of the real and personal property assets that comprised our Straight Creek mining operations in Bell, Leslie and Harlan Counties, Kentucky to Xinergy Corp. for $11,000,000 in cash in accordance with the terms and conditions of a purchase agreement entered into among the parties on February 8, 2008. In addition to our receipt of the purchase price for the assets, the transaction also resulted in the return to us of approximately $7,400,000 in cash that we previously pledged to secure reclamation bonds and other liabilities associated with the Straight Creek operation, and relieved us of approximately $3,600,000 in reclamation liabilities and approximately
$2,700,000 of equipment related debt which were assumed by Xinergy in the transaction. The sale resulted in an immaterial gain.

         We used a portion of the sale proceeds to repay the $10,000,000 senior secured credit agreement we entered into in October 2006 with Guggenheim Corporate Funding, LLC, as administrative agent, which indebtedness otherwise would have matured in December 2008.

         Xinergy Corp. was founded and is controlled by Jon Nix, who is a founder, significant stockholder, and former officer and director of National Coal. Mr. Nix served as a director of National Coal Corp. from January 2003 until July 2007, and as our Chairman of the Board from March 2004 until July 2007. Mr. Nix also served as our President and Chief Executive Officer from January 2003 until August 2006. He is married to the stepdaughter of our General Counsel, Charles Kite. As of April 7, 2008, based on reports Mr. Nix has filed with the Securities and Exchange Commission, Mr. Nix beneficially owned 3,616,138 shares of our common stock, representing approximately 14% of our outstanding common stock as of such date.

DEBT REDUCTION

         On February 22, 2008, we entered into a letter agreement with Neuberger Berman, LLC, in its capacity as the representative of certain of its clients who hold 10.5% Notes due 2010. Pursuant to the exchange agreement we agreed to exchange a minimum of $2.0 million and a maximum of $10.0 million in principal amount of the holders' notes for shares of our common stock. The number of shares of common stock to be delivered to the holders upon an exchange would equal (x) the principal amount of each respective Note exchanged multiplied by 0.82, plus the accrued but unpaid interest, divided by (y) $4.85, which price represents a 5.0% discount to the closing price of our common stock on February 19, 2008, the day we reached agreement with the holders of the notes.

         On February 28, 2008, the representative elected to exchange notes in the aggregate principal amount of $3 million plus accrued interest thereon of $63,875, for 520,387 shares of our common stock, and the exchange agreement thereafter expired on March 22, 2008.

DEBT OBLIGATIONS

         The  following  table   summarizes  our  long-term  debt   obligations,
excluding capital leases:

                                                  DECEMBER 31,     DECEMBER 31,
                                                      2007             2006
                                                 -------------    -------------
12.0% Senior Secured Notes, due 2012 .........   $  60,000,000    $        --
10.5% Senior Secured Notes, due 2010 .........      55,000,000       55,000,000
Term Loan Credit Facility ....................      10,000,000        8,000,000
Overriding Royalty Interest Obligation, net ..       9,177,273             --
Bank note (prime + 1%), due 2007 .............            --            637,374
Installment purchase obligations, due 2010 ...       4,540,801             --
Installment purchase obligations, due 2009 ...       1,906,271        3,200,286
Installment purchase obligations, due 2008 ...         182,463        2,825,209
Equipment notes (8.39%-9.28%, due 2009-2011) .          85,146          125,382
Equipment note (4.48%, due 2009) .............         124,781          234,721
Other ........................................          51,817           89,512
Less unamortized discounts ...................     (11,264,974)      (3,298,679)
                                                 -------------    -------------
                                                   129,803,578       66,813,805
Less current portion of long-term debt .......     (15,453,230)      (4,720,671
                                                 -------------    -------------
Long-term debt ...............................   $ 114,350,348    $  62,093,134
                                                 =============    =============


         12% NOTES PAYABLE DUE IN 2012

         On October 19, 2007, our newly acquired, wholly-owned subsidiary, National Coal of Alabama, Inc. (formerly Mann Steel Products, Inc.) completed $60 million in private placements through the issuance of 12.0% Senior Secured Notes (the "12% Notes due 2012") to TCW Energy Fund XIV, L.P., TCW Energy Fund XIV-A, L.P. and TCW Energy Fund XIV (Cayman), L.P. pursuant to a Note Purchase Agreement dated October 19, 2007, among National Coal of Alabama, the Holders and TCW Asset Management Company (TAMCO). The 12% Notes due 2012 have a maturity date of October 19, 2012 and accrue interest at the rate of 12% per annum due quarterly. In lieu of paying interest due on the 12% Notes due 2012on each quarterly payment date in full in cash, National Coal of Alabama may elect to pay a portion of such interest in cash equal to the amount of interest which would be owing on such quarterly payment date if the interest rate had been 9% per annum, and to borrow the remaining portion from the holders in the form of additional loans made through the increase of the principal amounts of the 12% Notes due 2012.

         On each quarterly payment date from and after March 2008, NCA is required to make a principal payment in respect of the 12% Notes due 2012 in an aggregate amount equal to the adjusted net cash flow for the applicable quarter, provided that in no event shall National Coal of Alabama be required to make a payment that results in its having cash and cash equivalents (exclusive of any cash and cash equivalents that have been pledged to secure other obligations permitted under the note purchase agreement or that otherwise constitutes "restricted cash" permitted under the note purchase agreement) of less than $2,000,000. National Coal of Alabama is also required to repay outstanding amounts upon the sale of collateral approved by the Holders of a majority of the aggregate unpaid principal amount under the 12% Notes due 2012 and upon the receipt of certain casualty insurance proceeds. In addition, National Coal of Alabama will be required to pay a "make-whole" amount or incur a prepayment premium in the event that it prepays the 12% Notes due 2012 prior to their stated maturity.

         Pursuant to the terms of the note purchase agreement and related security and pledge agreements, National Coal of Alabama granted the Holders a security interest in all of its assets to secure repayment of the obligations arising under the note purchase agreement and related agreements, and established a debt service reserve account equal to six months of interest on the then outstanding aggregate principal amount of the Notes. The 12% Notes due 2012 are not guaranteed by National Coal Corp., National Coal Corporation or its subsidiaries.

         As additional consideration to the holders, National Coal of Alabama conveyed to the holders an Overriding Royalty Interest with respect to all coal mined by National Coal of Alabama in the State of Alabama. Pursuant to the Conveyance of Overriding Royalty Interest, dated October 19, 2007, National Coal of Alabama agreed to pay the holders of the interest a royalty on 18.5 million tons of coal mined and sold by National Coal of Alabama, in an amount equal to
(i) $2.00 per ton of coal mined and sold while the obligations remain outstanding under the Note Purchase Agreement, and (ii) an amount equal to 1% of the gross sales price of coal mined and sold after repayment of the obligations under the Note Purchase Agreement. The present value of the expected cash flows associated with the Overriding Royalty Interest, estimated at $8,865,000, reflecting a discount rate of 17.6%, has been recorded as a liability and as a discount to the 12% Notes due 2012. The current portion of cash flows associated with the Overriding Royalty Interest is recorded as the greater of the required annual minimum of $2.0 million or the planned production at the $2.00 per ton rate. The current estimated portion of the Overriding Royalty Interest was $2.4 million at December 31, 2007.

         National Coal of Alabama used the proceeds from the debt financing to make a distribution to NCC Corp., its sole shareholder, to enable NCC Corp. to pay the purchase price to the sellers of Mann Steel, to repay indebtedness of National Coal of Alabama existing on the closing date of the debt financing, to pay closing expenses, costs and fees, to cash collateralize reclamation bonds issued by Indemnity National Insurance Company for the account of National Coal of Alabama, to fund the debt service reserve account and to pay other amounts permitted under the note purchase agreement. National Coal of Alabama also paid to TAMCO a commitment fee of $900,000, which is equal to 1.5% of the aggregate commitments of $60 million under the note purchase. We also paid fees of $1.1 million and 175,000 shares of our common stock to a broker who assisted with this transaction.

         Each of NCC Corp. and National Coal of Alabama, Inc. is an "unrestricted subsidiary" within the meaning of our 10.5% Notes due 2010, which means that: (i) these unrestricted subsidiaries cannot have any indebtedness for which National Coal Corp. or any of its other subsidiaries is directly or indirectly liable, or which National Coal Corp. or any of its other subsidiaries guarantees or otherwise provides credit support; (ii) these unrestricted subsidiaries cannot be party to any agreement with National Coal Corp. or any of its other subsidiaries unless the terms of any such agreement are no less favorable to National Coal Corp. or such other subsidiaries than those that might be obtained at the time from persons who are not our affiliates; (iii) none of National Coal Corp. or its other subsidiaries can have any direct or indirect obligation to subscribe for additional equity interests of the unrestricted subsidiaries or maintain or preserve the unrestricted subsidiaries' financial condition or cause them to achieve any specified levels of operating results.

         National Coal of Alabama, Inc. is restricted in its ability to distribute cash to our other consolidated companies for use in their operations under the terms of our 12% Notes due 2012. On an annual basis, National Coal of Alabama can distribute cash for use in our other operations only if it meets certain EBITDA-based operating requirements for the immediately preceding fiscal year. Additionally, our subsidiary, National Coal Corporation, has entered into a management services agreement with National Coal of Alabama, Inc. that compensates National Coal Corporation for services that it provides to National Coal of Alabama, and a tax sharing agreement that requires National Coal of Alabama to make payments to us in respect of its tax liability. For fiscal 2008, we anticipate National Coal of Alabama's operations to provide limited cash for use in our other operations.

         TERM LOAN CREDIT FACILITY

         On October 12, 2006, our wholly-owned subsidiary, National Coal Corporation, entered into a Term Loan Credit Facility that provides for borrowings of $10.0 million with Guggenheim Corporate Funding, LLC to fund general operating and working capital needs (the "Term Loan Credit Facility"). We borrowed $8.0 million in 2006, and $2.0 million in March 2007. Our obligations under the credit facility are secured by a first priority senior lien on substantially all of our assets.

         Initially, the credit agreement provided that all amounts under the facility would be due and payable in March 2010 and would bear interest at a rate equal to, at the our option, the Eurodollar Rate plus 3.5% or the Base Rate (which approximates the prime rate) plus 2.5%. The term loan credit facility also contained financial covenants and default provisions including that we maintain minimum levels of EBITDA and liquidity, maintain minimum interest coverage ratios, not exceed maximum leverage ratios, and that it limit certain future categories of transactions such as the incurrence of additional indebtedness and the sale of assets.

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

         On October 19, 2007, the lenders party to the credit agreement assigned to Steelhead Offshore Capital, LP, Big Bend 38 Investments, L.P., and J-K Navigator Fund, L.P., our outstanding obligations to repay funds loaned to us pursuant to the credit agreement in the aggregate principal amount of $10,000,000 and, to the extent permitted to be assigned under applicable law, all claims, suits, causes of action and any other right of the lenders against any person arising under or in connection with the credit agreement. Guggenheim remained as Administrative Agent under the credit agreement.

         On October 19, 2007, the parties to the credit agreement entered into a Waiver and Amendment No. 3 to the credit agreement, pursuant to which the parties agreed to waive and amend certain provisions of the credit agreement. Pursuant to the waiver and amendment, Guggenheim and each lender waived certain fees related to amounts outstanding under the term loan facility as of December 31, 2007, our compliance with certain minimum consolidated EBITDA requirements for the fiscal quarters ending September 30, 2007 and December 31, 2007, and the registration and processing fee due to Guggenheim solely with respect to the assignment and acceptance of our outstanding obligations to Steelhead Offshore Capital, LP, Big Bend 38 Investments, L.P., and J-K Navigator Fund, L.P. The waiver and amendment also amended various restrictive covenants in the credit agreement, including covenants to permit us to consummate the acquisition of Mann Steel Products, Inc. and incur the debt financing for such acquisition. Fees equal to 10% of all amounts outstanding under the credit agreement at June 30, 2008, provided for in the second amendment dated August 15, 2007, remain in place. We did not accrued any amounts relative to these fees as management did not believe it is probable that we will be required to pay the fees due to its belief that the term loan credit agreement would be refinanced prior to June 30, 2008.

         On October 19, 2007, the parties to the credit agreement also entered into a letter agreement pursuant to which we agreed, at our election and as compensation for the waiver and amendment and assignment agreements, (i) to issue warrants on or before June 30, 2008 to purchase up to 750,000 shares of our common stock at an exercise price of $3.00 per share with a term through December 31, 2011 or (ii) make a cash payment on or before October 17, 2008 in an amount equal to the Black-Scholes value of a warrant, exercisable on or before December 31, 2011, for up to 750,000 shares of our common stock at an exercise price of $3.00 per share, obtained using the "OV" function on Bloomberg Financial Markets and reflecting the calculation assumptions set forth in the lender fee letter, to Steelhead Offshore Capital, LP, Big Bend 38 Investments L.P., and J-K Navigator Fund, L.P. We elected to issue the refinance fee warrant pursuant to the lender fee letter and, on December 31, 2007, entered into a warrant agreement with the parties to the letter agreement. The shares issuable upon exercise of these warrants have registration rights similar to those provided in the Registration Rights Agreement entered into in connection with the October 19, 2007 equity financing (see Note 11, STOCKHOLDERS' (DEFICIT) EQUITY). Legal expenses totaling approximately $323,000 were expensed as incurred and the value of the warrant was capitalized as deferred financing fees to be amortized over the remaining life of the loan using the effective interest method.

         On November 16, 2007, the lenders party to the credit agreement entered into a waiver under which the EBITDA financial covenant was waived for the fiscal quarters ending March 31, 2008 and June 30, 2008.

         On March 31, 2008, we repaid the $10 million credit agreement with a portion of the proceeds from the sale of our Straight Creek properties.

              10.5% SENIOR SECURED NOTES DUE 2010

         On December 29, 2005, we issued $55,000,000 in aggregate principal amount of 10.5% Senior Secured Notes due 2010 (the "10.5% Notes due 2010") and 55,000 warrants to purchase a total of 1,732,632 shares of our common stock. The 10.5% Notes due 2010 and warrants were sold in units consisting of one $1,000 principal amount note and one warrant, which entitled the holder to purchase
31.5024 shares of our common stock at an exercise price of $8.50 per share, subject to adjustment. The warrants are subject to mandatory conversion if the price of our common stock remains above $12.75 for more than twenty days out of a thirty-day period. The units were sold in a private placement exempt from the registration requirements under the Securities Act of 1933, as amended (the
"Securities Act"). The 10.5% Notes due 2010 are fully and unconditionally guaranteed by our wholly-owned subsidiaries, National Coal Corporation, NC Railroad, Inc. and NC Transportation, Inc. and were offered and sold within the United States only to qualified institutional buyers in reliance on Rule 144A under the Securities Act.

         The 10.5% Notes due 2010 were issued pursuant to an indenture with Wells Fargo Bank National Association, as trustee. Interest on the 10.5% Notes due 2010 accrues from the date of issuance or the most recent interest payment date, and is payable in cash semi-annually in arrears on June 15th and September 15th of each year, commencing on June 15, 2006. The warrants are exercisable on or after December 29, 2006 and the warrants will expire on December 15, 2010. All of the securities in this offering were initially purchased by the underwriter.

         The 10.5% Notes due 2010 and the related guarantees are secured by a lien on substantially all of our and the guarantors' property and assets, including a pledge of 100% of the capital stock or other equity interests of our domestic subsidiaries. The 10.5% Notes due 2010 will mature on December 15, 2010. The 10.5% Notes due 2010 are subordinated to our $10 million Term Loan Credit Facility with Guggenheim Corporate Funding, LLC, which holds a first priority secured lien senior to the 10.5% Notes due 2010, and ranks senior to our existing and future subordinated debt.

         Before December 15, 2008, we may, at any time or from time to time, redeem up to 35% of the aggregate principal amount of the 10.5% Notes due 2010 with the net proceeds of a public or private equity offering at 110.500% of the principal amount of the 10.5% Notes due 2010, plus any accrued and unpaid interest, if at least 65% of the aggregate principal amount of the notes remains outstanding after such redemption and the redemption occurs within 90 days of the date of the closing of such equity offering. In addition, up to 35% of the 10.5% Notes due 2010 are redeemable, at our option, in whole or in part, at any time up to December 15, 2008 at a redemption price of 110.500%. The remaining 65% of the 10.5% Notes due 2010 are redeemable, at our option, in whole or part, on or after December 15, 2008, in each case at the redemption prices described in the table below. All redemptions prices are in addition to any accrued and unpaid interest to the date of the redemption.

                      TIME PERIOD                      PERCENTAGE
                      -----------                      ----------
         December 15, 2008 - December 14, 2009          105.250%
           December 15, 2009 - June 14, 2010            102.625%
              June 15, 2010 and thereafter              100.000%

         The indenture governing the 10.5% Notes due 2010, among other things and subject to certain exceptions, limits our ability and the ability of our subsidiaries to:

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

         Our failure to make required payments of interest and principal and to comply with other covenants may result in the acceleration of the principal of the 10.5% Notes due 2010.

         We agreed, pursuant to a registration rights agreement with the initial purchaser, to use our commercially reasonable efforts to (a) register with the SEC a new issue of notes having substantially identical terms as the 10.5% Notes due 2010 in order to exchange freely tradable notes for the 10.5% Notes due 2010, and (b) file a shelf registration statement with the SEC covering the resale of the warrants and shares of our common stock issuable upon exercise of the warrants, and to use our commercially reasonable efforts to cause that resale registration statement to be declared effective within 240 days after the sale date. We filed registration statements subject to our obligations under the registration rights agreement on May 15, 2006. Both registration statements were declared effective on July 28, 2006, and we issued $51.0 million in principal amount of freely tradable notes in exchange for the same principal amount of 10.5% Notes due 2010.

         We immediately used approximately $22.1 million of the proceeds of the 10.5% Notes due 2010 offering to repay existing indebtedness. During the year ended December 31, 2007, we used approximately $2.0 million to purchase a forty-two mile rail line in Tennessee, approximately $8.3 million as collateral to support reclamation bonds, and $19.7 million to purchase other equipment, refurbish a preparation plant and rail load-out, and to use as working capital.

         On February 22, 2008, we entered into a letter agreement with Neuberger Berman, LLC, in its capacity as the representative of certain of its clients who hold 10.5% Notes due 2010. Pursuant to the exchange agreement we agreed to exchange a minimum of $2.0 million and a maximum of $10.0 million in principal amount of the holders' notes for shares of our common stock. The number of shares of common stock to be delivered to the holders upon an exchange would equal (x) the principal amount of each respective Note exchanged multiplied by 0.82, plus the accrued but unpaid interest, divided by (y) $4.85, which price represents a 5.0% discount to the closing price our common stock on February 19, 2008, the day we reached agreement with the holders of the notes.

         On February 28, 2008, the representative elected to exchange notes in the aggregate principal amount of $3 million plus accrued interest thereon of $63,875, for 520,387 shares of our common stock, and the exchange agreement thereafter expired on March 22, 2008.

              EQUIPMENT NOTES

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

              INSTALLMENT PURCHASE OBLIGATIONS AND SALE-LEASEBACK

         In April, August and September 2006, we entered into new installment sale contracts with an equipment manufacturer pursuant to which we refinanced equipment with an aggregate principal value of approximately $4,176,000 formerly acquired under various capital leases. These installment sale contracts require payments over periods ranging from 30 to 36 months at fixed interest rates ranging from 7.03% to 8.10%. The obligations under the installment sale contracts are secured by the equipment purchased.

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

         In January and February 2007, we entered into new installment sale contracts with an equipment manufacturer pursuant to which we refinanced equipment with an aggregate principal value of approximately $719,000 formerly acquired under various capital leases. These installment sale contracts require payments over 36 months at fixed interest rates ranging from 5.29% to 8.75%. The obligations under the installment sale contracts are secured by the equipment purchased.

         In August 2007, we entered into new installment sale contracts with equipment manufacturers pursuant to which we acquired equipment with an aggregate principal value of approximately $4,889,000. These installment sale contracts require payments over 36 to 60 months at fixed interest rates ranging from 5.97% to 7.99%. The obligations under the installment sale contracts are secured by the equipment purchased.

         Approximately $2,700,000 of equipment related debt was assumed by Xinergy Corp. on March 31, 2008, as a result of the sale of our Straight Creek, Kentucky properties.

              CASH FLOWS

         We currently satisfy our working capital requirements primarily through cash flows generated from operations and sales of debt and equity securities. For the twelve months ended December 31, 2007, we had a net increase in cash of approximately $7.7 million. Cash flows from operating, financing and investing activities for the twelve months ended December 31, 2007, 2006, and 2005 are summarized in the following table:

ACTIVITY                                       TWELVE MONTHS ENDED DECEMBER 31,
                                             ----------------------------------
                                               2007         2006         2005
                                             --------     --------     --------
                                                   (Amounts in thousands)
Operating activities ....................    $ (8,140)    $ (3,835)    $  6,040
Investing activities ....................     (70,786)     (26,364)     (19,473)
Financing activities ....................      86,599        6,945       38,565
                                             --------     --------     --------
   Net increase (decrease) in cash ......    $  7,673     $(23,254)    $ 25,131
                                             ========     ========     ========


         OPERATING ACTIVITIES

         Net cash flows used in operating activities increased by approximately $4.3 million to approximately $8.1 million. The increase was primarily the result of a $2.3 million increase in net loss over 2006, plus increases in both inventory and accounts receivable balances following our acquisition of Mann

Steel Products, Inc. on October 19, 2007 net of gains on the sale of idle assets including certain of our mineral properties at Pine Mountain, Kentucky and increases in depreciation, depletion, amortization, and accretion.

         The decrease in net cash provided by operating activities of approximately $9.4 million to $3.8 million used in operating activities during the year ended December 31, 2006 was primarily the result of an increase in net loss, net of depreciation, depletion, amortization and accretion and non-cash stock option expense, of $9.9 million. The increase was primarily due to lower contract prices, increased purchases of coal due in part to the highwall miner damage during the year, and the termination of a financially favorable agreement with a subcontractor for the management of our Kentucky properties, partially offset by increased non-cash stock option expenses of $1.4 million over prior year due to the adoption of SFAS123(R) and the accelerated vesting of certain executive options. Offsetting the overall decrease in cash flow from operations is a greater increase in accounts payable of $3.6 million primarily attributable to the refurbishment of our Baldwin preparation plant and load-out facility which has taken place in 2006 and increased interest due to higher debt balances. These and other expansion activities have also resulted in a greater increase in inventory of $1.7 million in current year and $1.1 million of asset retirement obligation settlements, both of which decreased cash from operations. Approximately $1.93 million of expense related to the March 2006 damage to our highwall miner was reflected as cash used in operations in the first and second quarters of 2006 and was offset by an insurance settlement of approximately $1.87 million received in September 2007.

         The net cash provided by operating activities of approximately $6.0 million during the twelve months ended December 31, 2005 was primarily the result of a declining net loss. When the impact of depreciation is removed from the net loss, there is an improvement of $11.3 million. The reduction of net loss is due to a significant increase in coal sales and resulting improvements in the percentage of cost of sales and general and administrative expenses.

         INVESTING ACTIVITIES

         Cash used in investing activities increased $44.4 million in the year ended December 31, 2007 over 2006 to approximately $70.8 million primarily as the result of the acquisition of Mann Steel Products, Inc. on October 19, 2007 for approximately $58.3 million and $10.2 million investment in reclamation bonds and other restricted cash necessary to expand our operations net of the reduced capital expenditures necessary as a result of significant capital improvements made in 2006 and 2005.

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

         FINANCING ACTIVITIES

         Cash flows provided by financing activities were $86.6 million for the year ended December 31, 2007, an increase of $79.6 million over 2006. Proceeds from the issuance of 9,066,968 shares of our common stock, including 3,866,968 shares issued in conjunction with our acquisition of Mann Steel Products, Inc. on October 19, 2007, resulted in cash flows of $34.1 million. An additional $60.0 million was raised from the October 19, 2007 issuance of our 12.0% Notes due 2012 in conjunction with our acquisition of Mann Steel Products and $2.0 in borrowings for working capital were obtained from our term loan credit facility. Approximately $1.70 million was paid to the holders of our Series A cumulative convertible preferred stock to induce them to convert their shares to common. The holders subsequently used approximately $1.65 million of the inducement paid to purchase 558,701 additional shares of our common stock.

         The decrease in net cash provided by financing activities of approximately $35.2 million to approximately $6.9 million during the twelve months ended December 31, 2006 was primarily the result of the Senior Notes issued in December 2005 which decreased the need for additional funding.

         The net cash provided by financing activities of approximately $38.6 million during the twelve months ended December 31, 2005 was primarily the result of $55.0 million raised from the issuance of our 10.5% Notes due 2010, offset by the repayment of $22.1 million including our previous Senior Credit Facility and certain other notes and leases. Additionally, approximately $5.1 million was through the issuance of a note payable.

OFF-BALANCE SHEET ARRANGEMENTS

         At December 31, 2007, 2006, and 2005, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, variable interest or special purpose entities, except as noted below, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

         We have one investment in common stock in which the investee is not consolidated. At December 31, 2007, we, through our subsidiary, National Coal of Alabama, held an investment totaling approximately $114,800 representing a 49% interest in Powhatan Dock, LLC, which operates a barge loadout in Alabama. We account for this investment using the equity method.

CONTRACTUAL OBLIGATIONS

         The following summarizes our contractual obligations at December 31, 2007 and the effects such obligations are expected to have on liquidity and cash flow in future periods:

                                                      PAYMENTS DUE BY PERIOD
                            ------------------------------------------------------------------------
                                            LESS THAN 1        1-3            3-5           AFTER
                                TOTAL          YEAR           YEARS          YEARS         5 YEARS
                            ------------   ------------   ------------   ------------   ------------
Long-term debt (including
   interest) ............   $180,591,620   $ 22,253,230   $ 76,289,326   $ 75,928,724   $  6,120,340
Operating leases ........      4,517,019      2,004,871      2,510,633          1,515           --
Capital leases ..........        282,806        183,806         99,000           --             --
                            ------------   ------------   ------------   ------------   ------------
   Total contractual
      obligations .......   $185,391,445   $ 24,441,907   $ 78,898,959   $ 75,930,239   $  6,120,340
                            ============   ============   ============   ============   ============


         We rent mining equipment pursuant to operating lease agreements, and made lease payments totaling approximately $4,517,019 during the year ended December 31, 2007.

         For the year ended December 31, 2007, we accrued dividends to the holders of our Series A cumulative convertible preferred stock in the aggregate of approximately $399,000, $159,152 of which we paid as common shares in lieu of preferred dividends as a result conversion of preferred shares to common stock and a covenant failure. Historically we have made semi-annual cash dividend payments to the holder of the Series A preferred stock on June 30 and December
31. Dividends accrued on our Series A cumulative convertible preferred stock of $362,886 were paid in June and July 2006 and $413,567 was paid in February 2007. At December 31, 2007, there were accrued but unpaid dividends on our Series A cumulative convertible preferred stock of $114,216. The dividend rate of our Series A preferred stock increased from 5% to 8% on September 1, 2006. We intend to make dividend payments going forward as long as (1) no default of our debt covenants has occurred, (2) we will be in pro-forma compliance with our debt agreements, and (3) the available credit and cash equivalents we have is not less than $1.5 million.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         Market Risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices.

     INTEREST RATE RISKS

         Our interest expense is sensitive to changes in the general level of interest rates in the U.S. At December 31, 2007, we had $129.8 million aggregate principal amount of debt under fixed rate instruments and no debt under variable rate instruments. At December 31, 2006, we had $61.5 million aggregate principal amount of debt under fixed rate instruments and $8.6 million of debt under variable rate instruments, with our Term Loan Credit Facility making up 93% of the variable rate instruments and equipment financing making up 7%.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                            PAGE
                                                                            ----

Reports of Independent Registered Public Accounting Firms................     62

Consolidated Balance Sheets at December 31, 2007 and 2006................     64

Consolidated Statements of Operations for the Years Ended
   December 31, 2007, 2006, and 2005.....................................     65

Consolidated Statements of Cash Flows for the Years Ended
   December 31, 2007, 2006, and 2005.....................................     66

Consolidated Statements of Changes in Stockholders' Equity (Deficit)
   for the Years Ended December 31, 2007, 2006, and 2005.................     68

Notes to the Consolidated Financial Statements...........................     69

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



The Board of Directors and Stockholders of
National Coal Corp.

We have audited the consolidated balance sheets of National Coal Corp. (the "Company") as of December 31, 2007 and 2006 and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of the Company for the year ended December 31, 2005 were audited by other auditors whose report dated February 17, 2006 expressed an unqualified opinion on those statements.

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

In our opinion, the 2007 and 2006 financial statements referred to above present fairly, in all material respects, the consolidated financial position of National Coal Corp. at December 31, 2007 and 2006, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for income tax contingencies in accordance with Financial Accounting Standards Board Interpretation No. 48 on January 1, 2007, and the Company changed its method of accounting for share-based payments in accordance with Statement of Financial Accounting Standards No. 123(R) on January 1, 2006.

                                      /S/ ERNST & YOUNG LLP

Nashville, Tennessee
April 14, 2008

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



To the Board of Directors
National Coal Corp.
Knoxville, Tennessee

We have audited the consolidated statements of operations, cash flows and changes in stockholders' equity of National Coal Corp. (the "Company", a Florida corporation) for the year ended December 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of its operations and its cash flows for the years ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.


                                        /S/ GORDON, HUGHES & BANKS, LLP

Greenwood Village, Colorado
February 17, 2006

                             NATIONAL COAL CORP.
                           CONSOLIDATED BALANCE SHEETS

                                                                                        DECEMBER 31,
                                                                               ------------------------------
                                                                                    2007             2006
                                                                               -------------    -------------
ASSETS
Current assets
   Cash and cash equivalents ...............................................   $   9,854,351    $   2,180,885
   Accounts receivable .....................................................       8,787,046        3,712,779
   Inventory ...............................................................       2,946,101        2,221,742
   Prepaid and other current assets ........................................       1,951,827          867,247
                                                                               -------------    -------------
     Total current assets ..................................................      23,539,325        8,982,653

Assets held for sale .......................................................            --            640,649
Property, plant, equipment and mine development, net .......................     108,880,599       55,837,627
Deferred financing costs ...................................................       6,669,703        2,856,534
Restricted cash ............................................................      29,115,383       17,246,751
Other noncurrent assets ....................................................       1,049,991          427,516
                                                                               -------------    -------------
     Total assets ..........................................................   $ 169,255,001    $  85,991,730
                                                                               =============    =============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities
   Current maturities of long-term debt ....................................   $  15,453,230    $   4,720,671
   Current installments of obligations under capital leases ................         157,062          351,668
   Current portion of asset retirement obligations .........................       1,310,344        1,378,967
   Accounts payable and accrued expenses ...................................      12,759,593       11,981,495
                                                                               -------------    -------------
     Total current liabilities .............................................      29,680,229       18,432,801

   Long-term debt, less current maturities, net of discount ................     114,350,348       62,093,134
   Obligations under capital leases, excluding current installments ........          74,688          321,071
   Asset retirement obligations, excluding current portion .................       8,954,343        5,835,927
   Deferred revenue ........................................................       1,553,806        1,032,426
   Other noncurrent liabilities ............................................       5,126,231          199,430
                                                                               -------------    -------------
     Total liabilities .....................................................     159,739,645       87,914,789
                                                                               -------------    -------------
   Commitments and contingencies

Stockholders' equity (deficit)
   Series A cumulative convertible preferred stock, $0.0001 par value; 1,611 shares authorized; 356.44 and 782.54 shares issued and outstanding at
     December 31, 2007 and 2006, respectively ..............................            --               --
   Common stock, $0.0001 par value, 80 million shares authorized; 27,698,792 and 16,340,744 shares issued and outstanding at December 31, 2007 and
     2006, respectively ....................................................           2,770            1,634
   Additional paid-in-capital ..............................................      83,309,703       42,049,703
   Accumulated deficit .....................................................     (73,797,117)     (43,974,396)
                                                                               -------------    -------------
     Total stockholders' equity (deficit) ..................................       9,515,356       (1,923,059)
                                                                               -------------    -------------
     Total liabilities and stockholders' equity (deficit) ..................   $ 169,255,001    $  85,991,730
                                                                               =============    =============


         The accompanying notes are an integral part of these consolidated financial statements.

                               NATIONAL COAL CORP.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                      YEAR ENDED DECEMBER 31,
                                                          -----------------------------------------------
                                                              2007              2006             2005
                                                          -------------    -------------    -------------
Revenues
   Coal sales .........................................   $  91,942,750    $  86,830,095    $  65,258,071
   Other revenues .....................................         837,278          686,992          614,563
                                                          -------------    -------------    -------------
      Total revenues ..................................      92,780,028       87,517,087       65,872,634
                                                          -------------    -------------    -------------

Expenses
   Cost of sales (exclusive of items shown separately)       86,566,454       79,354,327       51,115,116
   Depreciation, depletion, amortization, and accretion      16,525,583       15,362,829       10,107,723
   General and administrative .........................       7,036,524        9,257,241        7,213,346
                                                          -------------    -------------    -------------
      Total operating expenses ........................     110,128,561      103,974,397       68,436,185
                                                          -------------    -------------    -------------

Operating loss ........................................     (17,348,533)     (16,457,310)      (2,563,551)
                                                          -------------    -------------    -------------

Other income (expense)
   Interest expense ...................................     (10,765,285)      (7,475,824)      (3,966,715)
   Interest income ....................................       1,297,744          791,852          129,200
   Other income (expense), net ........................       1,051,711         (279,928)        (390,105)
                                                          -------------    -------------    -------------
      Total other income (expense) ....................      (8,415,830)      (6,963,900)      (4,227,620)
                                                          -------------    -------------    -------------

Net loss ..............................................     (25,764,363)     (23,421,210)      (6,791,171)

Preferred stock dividend ..............................        (398,891)      (1,029,933)      (1,124,650)

Preferred stock deemed dividend .......................      (4,058,358)            --               --
                                                          -------------    -------------    -------------

Net loss attributable to common shareholders ..........   $ (30,221,612)   $ (24,451,143)   $  (7,915,821)
                                                          =============    =============    =============

Basic net loss per common share .......................   $       (1.46)   $       (1.59)   $       (0.58)
                                                          =============    =============    =============

Diluted net loss per common share .....................   $       (1.46)   $       (1.59)   $       (0.58)
                                                          =============    =============    =============

Weighted average common shares ........................      20,680,015       15,346,799       13,712,813


         The accompanying notes are an integral part of these consolidated financial statements.

                               NATIONAL COAL CORP.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                 YEAR ENDED DECEMBER 31,
                                                                      --------------------------------------------
                                                                          2007            2006             2005
                                                                      ------------    ------------    ------------
Cash Flows from Operating Activities
Net loss ..........................................................   $(25,764,363)   $(23,421,210)   $ (6,791,171)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities
   Depreciation, depletion, accretion and amortization ............     16,525,583      15,362,829      10,107,723
   Amortization of deferred financing costs .......................      1,002,214         606,858         380,571
   Amortization of notes discount .................................        840,393         607,524            --
   (Gain) loss on disposal of assets ..............................     (1,122,541)         (1,346)         29,991
   Gain on settlement of asset retirement obligations .............           --           (60,425)           --
   Loss on extinguishment of debt .................................         50,719           1,187          58,380
   Loss from joint venture ........................................         41,977            --              --
Non-cash compensation
   Stock options expense ..........................................      1,002,503       2,235,224         812,733
   Related party stock option expense .............................        434,493            --              --
   Issuance of stock in lieu of payment for services ..............        531,500            --              --
Changes in operating assets and liabilities, net of acquisition:
   Decrease (increase) in accounts receivable .....................      2,376,910        (783,044)       (838,037)
   Increase in inventory ..........................................       (687,674)     (1,803,628)       (153,241)
   Increase (decrease) in prepaid and other .......................       (637,466)       (746,967)        367,024
   (Decrease) increase in accounts payable and accrued expenses ...     (2,835,804)      5,058,209       2,259,030
   Increase in deferred revenue ...................................        521,379           6,900         150,000
   Decrease in other assets .......................................         67,671            --              --
   Increase in other liabilities ..................................         55,338         192,654           6,776
   Settlement of asset retirement obligations .....................       (542,545)     (1,090,004)       (349,950)
                                                                      ------------    ------------    ------------
     Net cash flows (used in) provided by operating activities ....     (8,139,713)     (3,835,239)     (6,039,829)
                                                                      ------------    ------------    ------------

Cash Flows from Investing Activities
   Acquisition, net of cash acquired ..............................    (58,644,617)           --              --
   Investment in joint venture ....................................       (156,800)           --              --
   Capital expenditures ...........................................     (4,359,850)    (24,747,790)    (17,806,274)
   Proceeds from sales of equipment and mine development, net .....      2,550,935       8,414,560       1,265,410
   Increase in restricted cash ....................................    (10,169,032)     (9,923,728)     (2,748,398)
   Increase in prepaid royalties ..................................         (6,164)       (106,585)       (184,000)
                                                                      ------------    ------------    ------------
     Net cash flows used in investing activities ..................    (70,785,528)    (26,363,543)    (19,473,262)
                                                                      ------------    ------------    ------------

Cash Flows from Financing Activities
   Proceeds from issuance of stock ................................     35,798,647         897,018              98
   Proceeds from exercise of warrants and options .................           --         2,657,622         792,779
   Proceeds from issuance of notes ................................     60,441,077       2,623,285      70,322,343
   Proceeds from borrowings from Term Loan Credit Facility ........      2,000,000       8,000,000            --
   Repayments of notes payable ....................................     (5,518,091)     (4,039,764)    (23,388,017)
   Repayments of capital leases ...................................       (740,608)     (2,325,870)     (4,765,540)
   Payments for deferred financing costs ..........................     (3,440,707)       (504,726)     (3,339,237)
   Dividends paid .................................................       (239,458)       (362,886)     (1,057,678)
   Payment of cash to induce conversion of preferred stock ........     (1,702,153)           --              --
                                                                      ------------    ------------    ------------
     Net cash flows provided by financing activities ..............     86,598,707       6,944,679      38,564,748
                                                                      ------------    ------------    ------------

NET (DECREASE) INCREASE IN CASH ...................................      7,673,466     (23,254,103)     25,131,315
Cash and Cash Equivalents at Beginning of Year ....................      2,180,885      25,434,988         303,673
                                                                      ------------    ------------    ------------
Cash and Cash Equivalents at End of Year ..........................   $  9,854,351    $  2,180,885    $ 25,434,988
                                                                      ============    ============    ============

                               NATIONAL COAL CORP.
                CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

Supplemental Cash Flow Information
   Cash paid during the period for interest .......................   $  9,381,725    $  6,123,336    $  2,825,233
Non-cash investing and financing:
   Preferred stock dividends converted to common stock ............        162,004          56,570          18,198
   Equipment acquired via capital lease ...........................        248,900         833,827       2,729,366
   Equipment acquired via installment purchase obligations and
     notes payable ................................................      4,914,339       1,758,404            --
   Asset retirement obligations acquired, incurred, and recosted ..         44,080         661,027            --
   Common shares issued in lieu of dividend for dividend adjustment           --            65,316            --
   Beneficial conversion feature ..................................        988,173            --            66,972
   Constructive dividends .........................................      1,368,031            --           (66,972)
   Issuance of warrants ...........................................      1,374,676            --         4,258,548


         The accompanying notes are an integral part of these consolidated financial statements.

                               NATIONAL COAL CORP.
      CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)


                                      Preferred Stock               Common Stock          Additional
                               ---------------------------    -------------------------    Paid-in      Accumulated
                                  Shares         Amount         Shares        Amount       Capital        Deficit          Total
                               ------------   ------------   ------------  ------------  ------------   ------------   ------------
Balance, January 1, 2005 ....      1,456.67   $       --       13,391,344  $      1,300  $ 32,361,741   $(13,762,015)  $ 18,601,026

Exercise of warrants ........         16.21           --             --            --         243,600           --          243,600
Conversion of preferred
   stock ....................       (139.44)          --          349,429            75           (75)          --             --
Conversion of preferred
   dividends ................          --             --            2,204          --          18,198           --           18,198
Beneficial conversion
   feature ..................          --             --             --            --          66,972           --           66,972
Constructive dividend .......          --             --             --            --         (66,972)          --          (66,972)
Preferred stock dividends ...          --             --             --            --      (1,057,678)          --       (1,057,678)
Exercise of employee
   options ..................          --             --          234,240            23       531,055           --          531,078
Employee option expense .....          --             --             --            --         812,733           --          812,733
Issuance of warrants ........          --             --             --            --       4,258,548           --        4,258,548
Net loss ....................          --             --             --            --            --       (6,791,171)    (6,791,171)
                               ------------   ------------   ------------  ------------  ------------   ------------   ------------
Balance, December 31, 2005 ..      1,333.44   $       --       13,977,217  $      1,398  $ 37,168,122   $(20,553,186)  $ 16,616,334

Exercise of warrants ........          --             --          152,500            15     1,006,486           --        1,006,501
Conversion of preferred
   stock ....................       (550.90)          --        1,376,701           138          (138)          --             --
Conversion of preferred
   dividends ................          --             --            9,427             1        56,569           --           56,570
Common shares issued for
   dividend adjustment ......          --             --           10,886             1        65,315           --           65,316
Preferred stock dividends ...          --             --             --            --      (1,029,933)          --       (1,029,933)
Exercise of employee
   options ..................          --             --          712,510            71     1,651,050           --        1,651,121
Employee option expense .....          --             --             --            --       2,235,224           --        2,235,224
Common stock issued for
   cash .....................          --             --          101,503            10       897,008           --          897,018
Net loss ....................          --             --             --            --            --      (23,421,210)   (23,421,210)
                               ------------   ------------   ------------  ------------  ------------   ------------   ------------
Balance, December 31, 2006 ..        782.54   $       --       16,340,744  $      1,634  $ 42,049,703   $(43,974,396)  $ (1,923,059)

Issuance of warrants ........          --             --             --            --       1,374,676           --        1,374,676
Conversion of preferred
   stock ....................       (426.10)          --        1,096,634           110          (110)          --             --
Conversion of preferred
   dividends ................          --             --           27,487             3       162,001           --          162,004
Common shares issued as
   inducement ...............          --             --          431,258            44     1,367,987     (1,368,031)          --
Cash inducement for
   preferred conversion .....          --             --             --            --            --       (1,702,154)    (1,702,154)
Beneficial contingent
   conversion ...............          --             --             --            --         988,173       (988,173)          --
Common stock issued for
   services .................          --             --          177,000            18       531,482           --          531,500
Preferred stock dividends ...          --             --             --            --        (398,891)          --         (398,891)
Employee option expense .....          --             --             --            --       1,436,996           --        1,436,996
Common stock issued for
   cash .....................          --             --        9,625,669           961    35,797,686           --       35,798,647
Net loss ....................          --             --             --            --            --      (25,764,363)   (25,764,363)
                               ------------   ------------   ------------  ------------  ------------   ------------   ------------
Balance, December 31, 2007 ..        356.44   $       --       27,698,792  $      2,770  $ 83,309,703   $(73,797,117)  $  9,515,356
                               ============   ============   ============  ============  ============   ============   ============


         The accompanying notes are an integral part of these consolidated financial statements.

                               NATIONAL COAL CORP.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

1.       BUSINESS OVERVIEW

         National Coal Corp. (the "Company") principally engages in the business of mining high quality bituminous steam coal in East Tennessee, Southeast Kentucky, and North Alabama. Its customers are electric utilities and industrial concerns in the surrounding states.

         The Company owns the coal mineral rights to approximately sixty-seven thousand three hundred (65,000) acres of land and leases the rights to approximately forty-five thousand four hundred (42,000) additional acres including the rights to approximately 27,000 acres at the Company's operations in Southeast Kentucky which were sold on March 31, 2008. As of December 31, 2007, active mining complexes include two underground mines, six surface mines, and two highwall mines. Active support facilities include two preparation plants and two train loading facilities.

         At December 31, 2007, the Company had cash and cash equivalents of approximately $9.9 million, negative working capital of approximately $6.1 million, and cash flows used in operations of approximately $8.1 million for the year then ended. Operations have not generated positive cash flows and the ability to do so during 2008 is not assured. In order to fund general operating and working capital needs during 2007 and into 2008, the Company raised funds through the sale of three million shares of common stock at February 28, 2007 at $4.65 per share for a total of $13.95 million, 200,000 shares of common stock at October 19, 2007 at $3.00 per share for a total of $600,000, and two million shares of common stock at December 28, 2007 at an average price of $4.005 per share for a total of $8.01 million. The Company also sold 3.9 million shares of common stock on October 19, 2007 for $11.6 million which was used in the acquisition of Mann Steel Products, Inc.

         At December 31, 2007, the Company had shareholders' equity of $9.5 million and incurred net losses of $25.8 million (excluding preferred stock dividends) for the year then ended. Management expects that the Company will continue to incur net losses into the foreseeable future which will decrease shareholders' equity and may lead to an eventual shareholders' deficit. The Company was in a shareholders' deficit position at December 31, 2006 and again at September 30, 2007.

         The Company invested $10.8 million in equipment and mine development during the year ended December 31, 2007 including $5.2 million purchased through equipment financing arrangements and capital leases. Management intends to make approximately $16 million of capital expenditures during 2008 to expand operations and an additional approximately $1.2 million to maintain existing assets. There are no assurances that the Company will be able to obtain financing for planned capital expenditures.

         The Company's operating plan for 2008 includes cash receipts from sales committed under contracts or open purchase order arrangements with long time customers and the release of restricted cash from the March 31, 2008 sale of our Southeast Kentucky properties adequate to cover all planned commitments. In early 2008, management successfully renegotiated an existing coal supply agreement resulting in an increased selling price per ton, pending final approval. Management is presently in discussions with other customers on other coal supply agreements and intends to pursue other opportunities as they arise during 2008. However, if the Company is unable to execute its operating plan successfully, it may not be able to meet its liquidity requirements and will need to raise additional cash or discontinue operations at some facilities. On March 31, 2008, the Company repaid its $10 million credit agreement with a portion of the proceeds from the sale of its Straight Creek properties. Management intends to pursue a $10 million revolver type credit facility in the second calendar quarter of 2008 to provide additional working capital as needed. There are no

                               NATIONAL COAL CORP.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

assurances that efforts to raise additional cash would be successful or that discontinued operations would generate adequate savings to meet obligations.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

         The accompanying consolidated financial statements include the accounts of National Coal Corp. and those of its two wholly-owned operating subsidiaries, National Coal Corporation and NCC Corp. and their respective wholly-owned subsidiaries, NC Railroad, Inc. and National Coal of Alabama, Inc. NCC Corp. was created and National Coal of Alabama, formerly Mann Steel Products, Inc., was acquired on October 19, 2007 and thus, only operations and cash flows for the period from October 20 through December 31, 2007 are reflected in the consolidated financial statements. All intercompany transactions and balances have been eliminated in consolidation. Investments in business entities in which National Coal Corp. and its subsidiaries do not have control, but have the ability to exercise significant influence over the operating and financial policies, are accounted for under the equity method.

         National Coal Corp. and National Coal Corporation fully and unconditionally guarantee the 10.5% Notes due 2010 and the Guggenheim Credit Facility, however, they do not guarantee the 12% Notes due 2012 held by National Coal of Alabama, Inc. National Coal of Alabama, Inc. and its direct parent, NCC Corp., fully and unconditionally guarantee the 12% Notes due 2012, however, they do not guarantee the 10.5% Notes due 2010 or the Guggenheim Credit Facility. See further discussion in Note 8, DEBT AND FINANCING ARRANGEMENTS.

USE OF ESTIMATES

         The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates, judgments, and assumptions that affect the reported amounts and related disclosures of assets, liabilities, revenues, and expenses at the date of the financial statements and for the periods then ended. On an on-going basis, management evaluates the estimates used, including those related to workers' compensation, reclamation and mine closure obligations, coal reserve values, income taxes, and contingencies. Estimates are based on historical experience, actuarial estimates, current conditions, and various other assumptions that management believes to be reasonable under the circumstances. Actual results may differ from these estimates.

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

                               NATIONAL COAL CORP.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

lower of average cost or net realizable value. Mined coal inventory costs include labor, fuel, equipment costs, and operating overhead. Mined coal is classified as inventory at the point it is extracted. Tires are classified as inventory when purchased. Purchased coal inventory is valued at the lower of cost or net realizable value.

PROPERTY, PLANT, EQUIPMENT AND MINE DEVELOPMENT

         Property and equipment are stated at cost. Maintenance and repairs that do not improve efficiency or extend economic life are expensed as incurred. Plant and equipment are depreciated using the straight-line method over the estimated useful lives of assets which generally range from seven to thirty years for building and plant and one to seven years for equipment. On sale or retirement, asset cost and related accumulated depreciation are removed from the accounts and any related gain or loss is reflected in income.

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

         During the second quarter of 2007, the Company adopted a new accounting policy requiring the capitalization of the cost of building ponds as part of mine development cost. This new policy resulted in the capitalization of approximately $670,000 of costs associated with the construction of ponds during 2007. Pond construction costs in 2006 and 2005 were not material.

         Exclusive of the approximately $55,838,000 of property, plant, equipment and mine development, net we had as of December 31, 2006 is approximately $641,000 of mining equipment classified as assets held for sale. This equipment was sold in January 2007 for a small gain. Assets with carrying amounts of approximately $10,012,000 were temporarily idle at December 31, 2007.

         The Company reviews its long-lived assets for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. If impairment indicators are present and the future undiscounted cash flows are less than the carrying value of the assets, the carrying values are reduced to the estimated fair value.

DEFERRED FINANCING COSTS

         The Company had deferred financing costs of $6,669,703 and $2,856,534 at December 31, 2007 and 2006, respectively. Deferred financing costs represent capitalized expenses associated with the issuance of debt. Deferred financing costs are amortized by the interest method over the life of the associated debt. The Company recorded approximately $1,002,000 and $607,000 of amortization related to deferred financing costs in 2007 and 2006, respectively.

                               NATIONAL COAL CORP.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

         The Company expects to amortize deferred financing costs over the next five years as follows:

                           YEAR                AMORTIZATION
                           ----                ------------

                           2008                $  2,401,402
                           2009                   1,232,940
                           2010                   1,353,195
                           2011                     865,568
                           2012                     816,598
                                               ------------
                                               $  6,669,703
                                               ============

RESTRICTED CASH

Restricted cash, including accrued interest thereon, at December 31, is as follows:

                                                         2007           2006
                                                     -----------     -----------
Cash collateral securing an
  operating lease ..............................     $ 1,363,562     $ 1,288,883
12% senior notes debt service reserve ..........       3,600,000            --
Cash on deposit with the Office of
  Surface Mining of the U.S. Department
  of the Interior (the "OSM") ..................         257,500         257,500
Certificates of deposit and money
  market accounts securing letters of
  credit and surety bonds in favor of
  the OSM and state mining commissions .........      21,143,784      14,438,529
Cash on deposit with Company's workers
  compensation administrator ...................         631,588         779,559
Employee escrow ................................       1,533,733            --
Utility deposits and performance bonds .........         585,216         482,280
                                                     -----------     -----------
Restricted Cash ................................     $29,115,383     $17,246,751
                                                     ===========     ===========


INVESTMENTS ACCOUNTED FOR USING THE EQUITY METHOD

         The Company has one investment in common stock in which the investee is not consolidated. At December 31, 2007, the Company, through its subsidiary, National Coal of Alabama, held an investment totaling approximately $115,000 representing a 49% interest in Powhatan Dock, LLC which operates a barge loadout in Alabama. The Company accounts for its investment in Powhatan using the equity method.

PREPAID MINING ROYALTIES

         Certain coal leases require minimum or advance payments which are deferred and charged to cost of sales as coal is extracted. The Company had prepaid royalties of approximately $935,000 and $331,000 at December 31, 2007, and 2006, respectively, included in other non-current assets.

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

                               NATIONAL COAL CORP.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

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

STOCK-BASED COMPENSATION

         The Company's 2004 Option Plan (the "Plan") was authorized by the Board of Directors of the Company in March 2004, and amended in January 2005. Under the terms of the Plan, stock options may be granted to officers, directors, employees, and others. At December 31, 2007, 4,450,000 shares of common stock were authorized for issuance under the Plan. Shares subject to awards that expire unexercised or are otherwise terminated, again become available for awards. Upon exercise, stock is issued from unissued or treasury shares. The grant price of an option under the Plan generally may not be less than the fair market value of the common stock subject to such option on the date of grant. Options have a maximum life of ten years and generally vest 25% per year over a four year period.

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

                               NATIONAL COAL CORP.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

         If the Company had adopted the fair value method of accounting for stock-based compensation in 2005, compensation costs which would have been recognized and pro forma net loss and loss per share for the periods ending December 31 would have been as follows:

                                                                      2005
                                                                  -------------
Net loss attributable to common
  shareholders, as reported .............................         $  (7,915,821)
Add: Stock-based compensation
  expense recognized under the
  intrinsic method ......................................               812,733
Deduct: Total stock-based
  compensation expense for stock
  options determined under the
  Black-Scholes option pricing model ....................            (1,564,371)
                                                                  -------------
Pro forma net loss ......................................         $  (8,667,459)
                                                                  =============
Loss per share:
Basic - as reported .....................................         $       (0.58)
Basic - pro forma .......................................         $       (0.63)
Diluted - as reported ...................................         $       (0.58)
Diluted - pro forma .....................................         $       (0.63)

WORKERS' COMPENSATION

         In Tennessee and Kentucky, the Company provides for income replacement and medical treatment for work related injury and occupational disease resulting from coal workers' pneumoconiosis (Black Lung Disease), as required by federal and state law, through insurance policies with high deductibles. In Alabama, the Company provides "total cost" insurance policies which have minimal deductibles. Loss funding provisions for deductibles are based on determinations by independent actuaries or claims administrators.

REVENUE RECOGNITION

         The Company recognizes revenue when title or risk of loss pass to the common carrier or customer. This generally occurs when coal is loaded onto trains, barges or trucks at one of our loading facilities or at third party facilities. In most cases, the Company negotiates a specific sales contract with each customer, which specifies a fixed price per ton, premiums and penalties for quality variances, a delivery schedule, and payment terms. Contracts range in duration from one to three years.

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

INCOME TAXES

         The Company recognizes deferred tax assets and liabilities for the future tax consequences

                               NATIONAL COAL CORP.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

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

COMPREHENSIVE LOSS

         The Company's comprehensive losses as defined by SFAS No. 130, REPORTING COMPREHENSIVE INCOME, are the same as the net losses reported.

RECENT ACCOUNTING PRONOUNCEMENTS

         In June 2006, the FASB issued Interpretation No. 48 ("FIN 48"), ACCOUNTING FOR UNCERTAINTY IN INCOME TAXES--AN INTERPRETATION OF FASB STATEMENT NO. 109. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company adopted FIN 48 effective January 1, 2007. Adoption has not had a material impact on the Company's financial position and results of operations.

         In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, FAIR VALUE MEASUREMENTS ("SFAS 157"). SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements. SFAS 157 is effective prospectively for fiscal years beginning after November 15, 2007 and interim periods within that fiscal year. In February 2008, the FASB issued FASB Staff Position FAS 157-2, EFFECTIVE DATE OF FASB STATEMENT NO. 157, referred to as FSP 157-2. FSP 157-2 delays the effective date of SFAS 157 for one year for all nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. The Company is still analyzing SFAS 157 to determine the impact of adoption.

      In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, THE FAIR VALUE OPTION FOR FINANCIAL LIABILITIES -- INCLUDING AN AMENDMENT OF FASB STATEMENT NO. 115 ("Statement No. 159"). Statement No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. Statement No. 159 is effective prospectively for fiscal years beginning after November 15, 2007. The Company does not expect adoption of Statement No. 159 to have a material impact on the Company's financial position or results of operations.

         In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141R, BUSINESS COMBINATIONS ("SFAS 141R") which becomes effective December 15, 2008. SFAS 141R establishes principles and requirements for determining how an enterprise recognizes and measures the fair value of certain assets and liabilities acquired in a business combination, including non-controlling interests, contingent consideration, and certain acquired contingencies. SFAS 141R also requires acquisition-related transaction expenses and restructuring costs be expensed as incurred rather than capitalized as a component of the business combination. The Company expects that SFAS 141R could have an impact on accounting for any businesses acquired after the effective date of this pronouncement..

                               NATIONAL COAL CORP.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

         In December 2007, the FASB issued SFAS No. 160, "Non-controlling Interests in Consolidated Financial Statements-An Amendment of ARB No. 51" ("SFAS 160"). SFAS 160 establishes accounting and reporting standards for the non-controlling interest in a subsidiary (previously referred to as minority interests). SFAS 160 would have an impact on the presentation and disclosure of the non-controlling interests of any non wholly-owned businesses acquired in the future. SFAS 160 will be effective for fiscal years beginning after December 15, 2008; earlier adoption is prohibited. The Company is still analyzing SFAS 160 to determine the impact of adoption.

3.       ACQUISITION OF MANN STEEL PRODUCTS, INC.

         On June 18, 2007, the Company entered into a certain Purchase Agreement (the "Purchase Agreement") with Mann Steel Products, Inc. ("Mann Steel"), Frank
C. Mann, II and William T. Mann (collectively the "Sellers"), pursuant to which the Company agreed to purchase from the Sellers all of the outstanding equity interests of Mann Steel for a purchase price of $55 million. Mann Steel mines coal from surface mines on several properties in the State of Alabama.

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

         On October 19, 2007, NCC Corp. consummated the transactions contemplated under the Purchase Agreement. At the closing NCC Corp. acquired all of the outstanding stock of Mann Steel for an aggregate purchase price of $55,000,000 less (i) $1,900,000 placed in escrow for payment to certain key employees of Mann Steel (or otherwise returned to sellers), and (ii) $7,406,745 for repayment of certain indebtedness of Mann Steel that existed at closing. Mann Steel became a wholly-owned subsidiary of NCC Corp. and changed its name to National Coal of Alabama, Inc.

         The Purchase Agreement required a working capital adjustment to the purchase price after closing (the "Working Capital Adjustment"). The Working Capital Adjustment required that a determination be made by the Seller's accounting firm as to the value of working capital, or current assets minus current liabilities, at the closing date, and that the purchase price be increased to the extent working capital exceeded zero, or decreased to the extent working capital was less than zero. As a result of this provision, NCA paid $3,281,313 to the Sellers on December 19, 2007. Total cash consideration was $58,660,706 which includes acquisition costs of $379,393.

                               NATIONAL COAL CORP.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

         On October 19, 2007, the Company completed approximately $11.6 million in private placements through the issuance of 3,866,968 shares of our common stock at a per share price of $3.00. See Note 11, STOCKHOLDERS' EQUITY (DEFICIT). The Company used the proceeds of the private placements to capitalize NCC Corp. which was then used to pay a portion of the purchase price to the Sellers of Mann Steel.

         On October 19, 2007, the Company capitalized NCC Corp. in part through the issuance of a warrant dated October 19, 2007 to purchase 250,000 shares of our common stock at a per share price of $4.00 and a term expiring on December 31, 2010. See Note 11, STOCKHOLDERS' EQUITY (DEFICIT).

         On October 19, 2007, the Company's newly acquired, wholly-owned subsidiary, National Coal of Alabama, Inc. (formerly Mann Steel Products, Inc.) completed $60 million in private placements through the issuance of Senior Secured Notes. See Note 8, DEBT AND FINANCING ARRANGEMENTS. National Coal of Alabama used the proceeds from the Debt Financing to make a distribution to NCC Corp., its sole shareholder, to enable NCC Corp. to pay the purchase price to the Sellers of Mann Steel, to repay indebtedness of National Coal of Alabama existing on the closing date of the acquisition, to provide for costs and fees, other cash needs of National Coal of Alabama and for general working capital purposes.

         The following table summarizes the final purchase price allocation based on the fair values of the assets acquired and liabilities assumed at the date of acquisition:

DESCRIPTION                                                            AMOUNT
-----------                                                        ------------

Cash .....................................................         $     16,089
Restricted cash ..........................................            1,900,000
Accounts receivable ......................................            7,451,177
Inventory ................................................               36,684
Other current assets .....................................              447,115
Property, plant and equipment ............................           21,646,622
Mineral properties, leases and permits ...................           38,002,443
Other long-term assets ...................................              748,760
Accounts payable .........................................           (3,616,470)
Reclamation obligations ..................................           (2,720,249)
Deferred tax liability, net ..............................           (3,351,465)
Other liabilities ........................................           (1,900,000)
                                                                   ------------
Total fair value of assets acquired and
  liabilities assumed ....................................         $ 58,660,706
                                                                   ============


         Cash, restricted cash, accounts receivable, other current assets, other long-term assets, and accounts payable were stated at historical carrying values. Given the short-term nature of these assets and liabilities, it was determined that these historical carrying values approximate fair value. Deferred income taxes have been provided in the Consolidated Balance Sheet based on the Company's estimated tax versus book basis of the assets acquired and liabilities assumed, as adjusted to estimated fair values. Inventory, mining equipment, leased mineral rights, and asset retirement obligations have been recorded at estimated fair value based on work performed by independent valuation specialists as of the date of the acquisition. Certain judgments and estimates by the Company regarding future cash flows from individual mine sites and other plans were integral to the valuations performed by the valuation specialists.

         The allocation of the purchase price to the fair values of the assets acquired and liabilities assumed of Mann Steel resulted in negative goodwill of $6,600,938. In accordance with Statement of Financial Accounting Standards No. 141, ACCOUNTING FOR BUSINESS COMBINATIONS, the excess goodwill was allocated as a pro rate reduction of the amounts assigned to the assets acquired excluding financial

                               NATIONAL COAL CORP.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

assets, deferred taxes and all other current assets. This resulted in the following allocation of excess goodwill:

DESCRIPTION                                                            AMOUNT
                                                                    -----------
Mining Equipment ..........................................         $(2,395,478)
Mineral properties, leases and permits ....................          (4,205,460)
                                                                    -----------

Excess goodwill ...........................................         $(6,600,938)
                                                                    ===========


         From October 19 through April 9, 2008, the Company evaluated the purchase price allocation and recorded purchase accounting adjustments that increased the fair value of total assets acquired and liabilities assumed by $3,281,313 primarily due to the settlement of the Working Capital Adjustment for that amount. The Company will continue to evaluate the purchase price allocation as information becomes available and record adjustments to the fair value of assets acquired and liabilities assumed as required by Statement of Financial Accounting Standards No. 141. Finalization of the purchase price allocation could impact amounts allocated to amortizable assets and, thereby, impact future earnings.

         The following summarized unaudited consolidated pro forma results of operations, assuming the Mann Steel acquisition occurred on January 1, 2006, are as follows (in $000's):

                                                          2007           2006
                                                       ---------      ---------
Revenues .........................................     $ 146,573      $ 142,741
Operating loss ...................................        (9,797)        (2,490)
Net loss .........................................       (18,434)       (12,364)
Net loss available to common stockholders ........       (22,891)       (12,364)
Basic earnings per share .........................     $   (1.11)     $   (1.56)
Diluted earnings per share .......................     $   (1.11)     $   (1.56)

4.       INVENTORY

         Inventory at December 31 is as follows:

                                                   2007                  2006
                                                ----------            ----------
Coal ...............................            $2,830,926            $2,014,710
Tires ..............................               115,175               207,032
                                                ----------            ----------
   Inventory .......................            $2,946,101            $2,221,742
                                                ==========            ==========

                               NATIONAL COAL CORP.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

5.       PROPERTY, PLANT, EQUIPMENT, MINE DEVELOPMENT AND ASSETS HELD-FOR-SALE

         Property, plant, equipment and mine development at December 31 is as follows:

                                                     2007             2006
                                                 -------------    -------------
Furniture and office equipment ...............   $     468,178    $     345,554
Mining equipment and vehicles ................      77,625,779       48,864,201
Land and buildings ...........................       6,764,479        6,674,027
Mineral rights ...............................      48,487,494       11,911,309
Mine development .............................      12,955,114       10,003,328
Construction in progress .....................       1,268,512          854,399
                                                 -------------    -------------
Total property, plant, equipment
  and mine development .......................     147,569,556       78,652,818
Less accumulated depreciation,
  depletion and amortization .................     (38,688,957)     (22,815,191)
                                                 -------------    -------------
Property, plant, equipment and mine
  development, net ...........................   $ 108,880,599    $  55,837,627
                                                 =============    =============


         Mining equipment includes approximately $593,000 and $869,000 of gross assets under capital leases at December 31, 2007 and 2006, respectively.

         Buildings include interest of $252,867 capitalized during the year ended December 31, 2006. No construction interest was capitalized in 2007.

         Depreciation expense, which includes amortization of assets under capital leases, was approximately $12,788,128, $13,889,816, and $9,009,054 for the years ended December 31, 2007, 2006, and 2005, respectively. Depletion expense related to mineral rights and amortization of mine development costs was $2,509,230, $997,949, and $750,998 for the years ended December 31, 2007, 2006, and 2005, respectively.

         During the three months ended March 31, 2006, the Company adopted a plan to sell existing transportation and mining equipment to various outside contractors. In September 2006, the Company completed sales of the majority of this equipment to various outside parties, including two contractors who perform hauling services for the Company. The equipment sold had a net book value of $919,549 and the sales resulted in a net loss of $22,550, which is included in other income (expense), net in the consolidated statement of operations. The net book value of the remaining assets held for sale at December 31, 2007 approximates the fair value and is disclosed separately on the balance sheet. In January 2007, these assets were sold at a small gain.

         On September 18, 2006, the Company entered into a sale-leaseback transaction with First National Capital Corporation's assignee, GATX Financial Corporation, involving the Company's highwall miner initially purchased in
February 2006. The Company sold the highwall miner for approximately $6.4 million and recorded a deferred gain of approximately $875,000 which will be recognized over the forty-two month term of the operating lease. The lease is a "net" lease and requires that the Company maintain and insure the equipment as well as pay rental payments of $166,568 per month. As a condition of the lease, the Company provided two standby letters of credit totaling $1,288,883 in lieu of security deposits which are 100% collateralized with cash on deposit at two financial institutions.

         At maturity, the Company has the option of purchasing the highwall miner or extending the lease for an additional twelve month term, both at the then fair market value, or allowing the lease to expire, at which time the Company would be responsible for the expense of transporting the highwall miner to a lessor designated location within the Continental United States.

                               NATIONAL COAL CORP.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

         On November 12, 2007, the Company received $2 million from the sale of certain real property and mineral leases at Pine Mountain, an idle mining complex located in Kentucky, and an additional $1 million from the sale to the same purchaser of an option entitling it to purchase for $10.00 the remaining, additional properties at Pine Mountain. The Company recognized a gain of approximately $745,000 on the sale.

         On March 31, 2008, the Company's wholly-owned subsidiary, National Coal Corporation, completed the sale of the real and personal property assets that comprise our Straight Creek mining operations in Bell, Leslie and Harlan
Counties, Kentucky to Xinergy Corp. ("Xinergy") for $11,000,000 in cash in accordance with the terms and conditions of a Purchase Agreement entered into among the parties on February 8, 2008 (the "Purchase Agreement"). In addition to the receipt of the purchase price for the assets, the transaction also resulted in the return of approximately $7,400,000 in cash that was previously pledged to secure reclamation bonds and other liabilities associated with the Straight Creek operation, and relieved the Company of approximately $3,600,000 in reclamation liabilities, and approximately $2,700,000 of equipment related debt which were assumed by Xinergy in the transaction.

         The Company used a portion of the sale proceeds to repay the $10,000,000 senior secured credit agreement entered into in October 2006 with Guggenheim Corporate Funding, LLC, as administrative agent, which indebtedness otherwise would have matured in December 2008.

         Xinergy Corp. was founded and is controlled by Jon Nix, who is a founder, significant stockholder, and former officer and director of National Coal. Mr. Nix served as a director of National Coal Corp. from January 2003 until July 2007, and as Chairman of the Board from March 2004 until July 2007. Mr. Nix also served as the Company's President and Chief Executive Officer from January 2003 until August 2006. He is married to the stepdaughter of the Company's General Counsel, Charles Kite. As of April 2, 2008, based on reports Mr. Nix has filed with the Securities and Exchange Commission, Mr. Nix beneficially owned 3,626,138 shares of the Company's common stock, representing approximately 14% of the outstanding common stock as of such date.

         The major categories of assets and liabilities associated with the Straight Creek mining property are recorded on the balance sheet as of December 31, 2007 as follows:

BALANCE SHEET CAPTION                                                 AMOUNT
-------------------------------------------------------------      ------------
Inventory ...................................................      $    642,733
Property, Plant, Equipment and Mineral rights, net ..........        17,010,089
Restricted Cash (to be retained by Company) .................         6,097,244
Installment Sales Contracts .................................        (2,786,959)
Reclamation Obligations .....................................        (3,428,724)


         Xinergy Corp. was founded and is controlled by Jon E. Nix, who is a founder, significant stockholder, and former officer and director of the Company.

                               NATIONAL COAL CORP.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

6.       OTHER NONCURRENT ASSETS

         Other noncurrent assets at December 31 are as follows:

                                                       2007              2006
                                                    ----------        ----------
Prepaid royalties ..........................        $  935,168        $  330,705
Notes receivable ...........................              --              96,811
Investment in joint venture ................           114,823              --
                                                    ----------        ----------
Total other noncurrent assets ..............        $1,049,991        $  427,516
                                                    ==========        ==========


7.       ACCOUNTS PAYABLE AND ACCRUED EXPENSES

         Accounts payable and accrued expenses at December 31 are as follows:

                                                         2007           2006
                                                      -----------    -----------
Accounts payable .................................    $10,579,615    $ 9,944,033
Accrued payroll and related taxes ................        528,868        189,753
Accrued interest .................................        326,979        379,581
Accrued insurance premiums .......................        229,229        310,726
Accrued dividends ................................        114,216        548,480
Royalty obligations ..............................        774,887        464,987
Accrued federal, state and local taxes ...........        205,799        143,935
                                                      -----------    -----------
 Total accounts payable and accrued expenses .....    $12,759,593    $11,981,495
                                                      ===========    ===========


8.       DEBT AND FINANCING ARRANGEMENTS

              EQUIPMENT NOTES

         In February and March 2006, the Company purchased service vehicles and mining equipment for approximately $478,000. The Company financed the purchases with interest-bearing notes ranging in term from thirty-six to sixty months and with interest rates ranging from approximately 4.5% to 9.3%. All notes are secured by the purchased equipment.

              10.5% SENIOR SECURED NOTES DUE 2010

         On December 29, 2005, the Company issued $55.0 million of 10.5% Senior Secured Notes due 2010 and warrants to purchase a total of 1,732,632 shares of the Company's common stock. The issue consisted of 55,000 units, with each unit comprised of one $1,000 principal amount note due 2010 and one warrant, which entitles the holder to purchase 31.5024 shares of the Company's common stock at an exercise price of $8.50 per share, subject to adjustment. The warrants are subject to mandatory conversion if the price of the Company's common stock remains above $12.75 for more than nineteen days out of a consecutive thirty day trading period. The warrants will be exercisable at any time on or after their first anniversary date and will expire on December 15, 2010. Net proceeds from this sale were approximately $52.1 million. The Company immediately used approximately $22.1 million of the proceeds to repay existing indebtedness. During 2006, the Company used approximately $2.0 million to purchase a forty-two mile rail line in Tennessee, approximately $8.3 million as collateral to support

                               NATIONAL COAL CORP.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

reclamation bonds, and $19.7 million to purchase other equipment, refurbish preparation facilities and rail load-outs, and provide working capital.

         The indenture allows the Company to incur a Term Loan Credit Facility in the amount of $10.0 million, but limits further indebtedness unless certain fixed charge coverage ratios are maintained on a pro forma basis. Please refer to the Term Loan Credit Facility note below for a discussion of our entrance into such a credit facility. The fixed charge coverage ratio is defined as the ratio of net income (loss) plus (i) fixed charges, (ii) depreciation, depletion and amortization, (iii) taxes, (iv) extraordinary losses, and (v) other non-cash income and expenses to fixed charges defined to include 25% of capital expenditures made by the Company and its subsidiaries. To incur additional indebtedness, the Company must maintain a fixed charge coverage ratio of 2.0 to 1 for the first year of the Notes, 2.25 to 1 for the second year, and 2.5 to 1 for the remaining term of the Notes. The indenture also restricts payment of dividends on the Company's common stock. Notes issued under the indenture are guaranteed fully and unconditionally as well as jointly and severally by the Company, which has no independent assets or operations, and each of its wholly-owned subsidiaries with the exception of National Coal of Alabama.

         In connection with the December 29, 2005 issuance of notes, the Company entered into a separate registration rights agreement with the purchasers.
Pursuant to the separate registration rights agreement, the Company agreed to file an exchange offer registration statement registering the resale by the purchasers of all of the notes and attached warrants. Pursuant to the separate registration rights agreement, the Company filed two registration statements with the Securities and Exchange Commission in May 2006, which were declared effective on July 28, 2006. On September 5, 2006, the Company exchanged $51 million of the total $55 million 10.5% Senior Secured Notes due 2010 for $51 million in new Notes, dated August 31, 2006, which are registered for resale with the Securities and Exchange Commission. The new Notes are issued under substantially the same terms as the old Notes.

         On February 22, 2008, the Company entered into a letter agreement with Neuberger Berman, LLC, in its capacity as the representative of certain of its clients who hold 10.5% Notes due 2010. Pursuant to the exchange agreement the Company agreed to exchange a minimum of $2.0 million and a maximum of $10.0 million in principal amount of the holders' notes for shares of the Company's common stock. The number of shares of common stock to be delivered to the holders upon an exchange would equal (x) the principal amount of each respective Note exchanged multiplied by 0.82, plus the accrued but unpaid interest, divided by (y) $4.85, which price represents a 5.0% discount to the closing price the Company's common stock on February 19, 2008, the day the Company reached agreement with the holders of the notes.

         On February 28, 2008, the representative elected to exchange notes in the aggregate principal amount of $3 million plus accrued interest thereon of $63,875, for 520,387 shares of the Company's common stock, and the exchange agreement thereafter expired on March 22, 2008.

         TERM LOAN CREDIT FACILITY

         On October 12, 2006, the Company's wholly-owned subsidiary, National Coal Corporation, entered into a Term Loan Credit Facility that provides for borrowings of $10.0 million with Guggenheim Corporate Funding, LLC to fund general operating and working capital needs (the "Term Loan Credit Facility"). The Company borrowed $8.0 million in 2006 and $2.0 million in March 2007. The Company's obligations under the credit facility are secured by a first priority senior lien on substantially all of the Company's assets.

         Initially, the credit agreement provided that all amounts under the facility would be due and payable in March 2010 and would bear interest at a rate equal to, at the Company's option, the Eurodollar

                               NATIONAL COAL CORP.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

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

         On October 19, 2007, the lenders party to the credit agreement assigned to Steelhead Offshore Capital, LP, Big Bend 38 Investments, L.P., and J-K
Navigator Fund, L.P., the Company's outstanding obligations to repay funds loaned to the Company pursuant to the credit agreement in the aggregate principal amount of $10,000,000 and, to the extent permitted to be assigned under applicable law, all claims, suits, causes of action and any other right of the lenders against any person arising under or in connection with the credit agreement. Guggenheim remained as Administrative Agent under the credit agreement.

         On October 19, 2007, the parties to the credit agreement entered into a Waiver and Amendment No. 3 (the "Waiver and Amendment") to the credit agreement, pursuant to which the parties agreed to waive and amend certain provisions of the credit agreement. Pursuant to the Waiver and Amendment, Guggenheim and each lender waived certain fees related to amounts outstanding under the term loan facility as of December 31, 2007, the Company's compliance with certain minimum consolidated EBITDA requirements for the fiscal quarters ending September 30, 2007 and December 31, 2007, and the registration and processing fee due to Guggenheim solely with respect to the assignment and acceptance of the Company's outstanding obligations to Steelhead Offshore Capital, LP, Big Bend 38 Investments, L.P., and J-K Navigator Fund, L.P. The Waiver and Amendment also amended various restrictive covenants in the credit agreement, including covenants to permit the Company to consummate the acquisition of Mann Steel Products, Inc. and incur the debt financing for such acquisition. Fees equal to 10% of all amounts outstanding under the credit agreement at June 30, 2008, provided for in the second amendment dated August 15, 2007, remain in place. The Company did not accrued any amounts relative to these fees as management did not believe it probable that the Company would be required to pay the fees due to its belief that the term loan credit agreement would be refinanced prior to June 30, 2008.

         On October 19, 2007, the parties to the credit agreement also entered into a letter agreement (the "Lender Fee Letter") pursuant to which the Company agreed, at its election and as compensation for the Waiver and Amendment and assignment agreements, (i) to issue warrants (the "Refinance Fee Warrants") on or before June 30, 2008 to purchase up to 750,000 shares of the Company's common stock at an exercise price of $3.00 per share with a term through December 31, 2011 or (ii) make a cash payment on or before October 17, 2008 in an amount equal to the Black-Scholes value of a warrant, exercisable on or before December 31, 2011, for up to 750,000 shares of the Company's common stock at an exercise price of $3.00 per share, obtained using the "OV" function on Bloomberg Financial Markets and reflecting the calculation assumptions set forth in the Lender Fee Letter, to Steelhead Offshore Capital, LP, Big Bend 38 Investments L.P., and J-K Navigator Fund, L.P. In the event that the Company issues the Refinance Fee Warrant, the shares issuable upon exercise of these warrants shall have registration rights similar to those provided in the Registration Rights Agreement entered into in connection with the October 19, 2007

                               NATIONAL COAL CORP.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

equity financing (see Note 11, STOCKHOLDERS' EQUITY (DEFICIT). Fees and expenses totaling approximately $323,000 were expensed as incurred and the value of the warrant was capitalized as deferred financing fees to be amortized over the remaining life of the loan using the effective interest method.

         The Company elected to issue the Refinance Fee Warrant pursuant to the Lender Fee Letter and, on December 31, 2007, entered into Warrant Agreement with the parties to the letter agreement.

         On November 16, 2007, the lenders party to the credit agreement entered into a Waiver under which the EBITDA financial covenant was waived for the fiscal quarters ending March 31, 2008 and June 30, 2008. On April 2, 2008, the Company repaid the $10 million credit agreement with a portion of the proceeds from the sale of its Straight Creek properties.

         INSTALLMENT PURCHASE OBLIGATIONS

         In April, August and September 2006, the Company entered into new installment sale contracts with an equipment manufacturer pursuant to refinance equipment with an aggregate principal value of approximately $4,176,000 formerly acquired under various capital leases. These installment sale contracts require payments over periods ranging from 30 to 36 months at fixed interest rates ranging from 7.03% to 8.10%. The obligations under the installment sale contracts are secured by the equipment purchased.

         In January and February 2007, the Company entered into new installment sale contracts with an equipment manufacturer pursuant to which the Company refinanced equipment with an aggregate principal value of approximately $719,000 formerly acquired under various capital leases. These installment sale contracts require payments over 36 months at fixed interest rates ranging from 5.29% to 8.75%. The obligations under the installment sale contracts are secured by the equipment purchased.

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

         Approximately $2,700,000 of installment purchase obligations were assumed By Xinergy, Corp. on March 31, 2008 as a result of the sale of the Company's Straight Creek, Kentucky properties.

         12% NOTES PAYABLE DUE IN 2012

         On October 19, 2007, our newly acquired, wholly-owned subsidiary, National Coal of Alabama, Inc. (formerly Mann Steel Products, Inc.) completed $60 million in private placements (the "Debt Financing") through the issuance of Senior Secured Notes (the "12% Notes due 2012") to TCW Energy Fund XIV, L.P., TCW Energy Fund XIV-A, L.P. and TCW Energy Fund XIV (Cayman), L.P. pursuant to a Note Purchase Agreement dated October 19, 2007, among National Coal of Alabama, the Holders and TCW Asset Management Company ("TAMCO"). The 12% Notes due 2012 have a maturity date of October 19, 2012 and accrue interest at the rate of 12% per annum due quarterly. In lieu of paying interest due on the 12% Notes due 2012on each quarterly payment date in full in cash, National Coal of Alabama may elect to pay a portion of such interest in cash equal to the amount of interest which would be owing on such quarterly payment date if the interest rate had been 9% per annum, and to borrow the remaining portion from the Holders in the form of additional loans made through the increase of the principal amounts of the 12% Notes due 2012.

         On each quarterly payment date from and after March 2008, National Coal of Alabama is required to make a principal payment in respect of the 12% Notes due 2012 in an aggregate amount equal to the adjusted net cash flow for the applicable quarter (as specified in the note purchase agreement), provided that in no event shall National Coal of Alabama be required to make a payment that results in its

                               NATIONAL COAL CORP.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

having cash and cash equivalents (exclusive of any cash and cash equivalents that have been pledged to secure other obligations permitted under the note purchase agreement or that otherwise constitutes "restricted cash" permitted under the Note Purchase Agreement) of less than $2,000,000. National Coal of Alabama is also required to repay outstanding amounts upon the sale of collateral approved by the Holders of a majority of the aggregate unpaid principal amount under the 12% Notes due 2012and upon the receipt of certain casualty insurance proceeds. In addition, National Coal of Alabama will be required to pay a "make-whole" amount or incur a prepayment premium in the event that it prepays the Notes prior to their stated maturity.

         Pursuant to the terms of the note purchase agreement and related security and pledge agreements, all dated October 19, 2007, National Coal of Alabama granted the holders a security interest in all of the company's assets to secure repayment of the obligations arising under the note purchase agreement and related agreements, and established a debt service reserve account equal to six months of interest on the then outstanding aggregate principal amount of the Notes. The 12% Notes due 2012 are not guaranteed by National Coal Corp., National Coal Corporation or its subsidiaries.

         As additional consideration to the holders, National Coal of Alabama conveyed to the Holders an Overriding Royalty Interest with respect to all coal mined by National Coal of Alabama in the State of Alabama. Pursuant to the Conveyance of Overriding Royalty Interest, dated October 19, 2007, National Coal of Alabama agreed to pay the holders of the interest a royalty on 18.5 million tons of coal mined and sold by National Coal of Alabama, in an amount equal to
(i) $2.00 per ton of coal mined and sold while the obligations remain outstanding under the note purchase agreement, and (ii) an amount equal to 1% of the gross sales price of coal mined and sold after repayment of the obligations under the Note Purchase Agreement. The present value of the expected cash flows associated with the Overriding Royalty Interest, estimated at $8,865,000, reflecting a discount rate of 17.6%, has been recorded as a liability and as a discount to the 12% Notes due 2012. The current portion of cash flows associated with the Overriding Royalty Interest is recorded as the greater of the required annual minimum of $2.0 million or the planned production at the $2.00 per ton rate. The current estimated portion of the Overriding Royalty Interest was $2.4 million at December 31, 2007.

         National Coal of Alabama used the proceeds from the debt financing to make a distribution to NCC Corp., its sole shareholder, to enable NCC Corp. to pay the purchase price to the Sellers of Mann Steel, to repay indebtedness of National Coal of Alabama existing on the closing date of the Debt Financing, to pay closing expenses, costs and fees, to cash collateralize reclamation bonds issued by Indemnity National Insurance Company for the account of National Coal of Alabama, to fund the debt service reserve account and to pay other amounts permitted under the note purchase agreement. National Coal of Alabama also paid to TAMCO a commitment fee of $900,000, which is equal to 1.5% of the aggregate commitments of $60 million under the note purchase. The Company also paid fees of $1.1 million and 175,000 shares of the Company's common stock to a broker who assisted with this transaction.

         Each  of  NCC  Corp.   and  National  Coal  of  Alabama,   Inc.  is  an
"unrestricted subsidiary" within the meaning of the Company's 10.5% Senior Secured Notes due 2010, which means that: (i) these unrestricted subsidiaries cannot have any indebtedness for which National Coal Corp. or any of its other subsidiaries is directly or indirectly liable, or which National Coal Corp. or any of its other subsidiaries guarantees or otherwise provides credit support;
(ii) these unrestricted subsidiaries cannot be party to any agreement with National Coal Corp. or any of its other subsidiaries unless the terms of any such agreement are no less favorable to National Coal Corp. or such other subsidiaries than those that might be obtained at the time from persons who are not the Company's affiliates; (iii) none of National Coal Corp. or its other subsidiaries can have any direct or indirect obligation to subscribe for additional equity interests of the unrestricted subsidiaries or maintain or preserve the unrestricted subsidiaries' financial condition or cause them to achieve any specified levels of operating results.

         National Coal of Alabama, Inc. is restricted in its ability to distribute cash to its other consolidated companies for use in their operations under the terms of the TCW credit facility. On an

                               NATIONAL COAL CORP.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

annual basis, National Coal of Alabama can distribute cash to the Company only if it meets certain EBITDA based operating requirements for the immediately preceding fiscal year. Additionally, the Company's subsidiary, National Coal Corporation, has entered into a management services agreement with National Coal of Alabama, Inc. that compensates the National Coal Corporation for services that it provides to National Coal of Alabama, and a tax sharing agreement that requires National Coal of Alabama to pay to the Company 75% of its tax liability. In fiscal 2008, however, the Company anticipates National Coal of Alabama's operations to provide limited cash for use in its other operations.

         The following table summarizes long-term debt obligations of the Company, excluding capital leases:

                                                  DECEMBER 31,     DECEMBER 31,
                                                     2007             2006
                                                 -------------    -------------
Term Loan Credit Facility, due 2008 ..........   $  10,000,000    $   8,000,000
10.5% Senior Secured Notes, due 2010 .........      55,000,000       55,000,000
12.0% Senior Secured Notes, due 2012 .........      60,000,000             --
Overriding Royalty Interest obligation,
  due 2023 ...................................       9,177,273             --
Bank note (prime + 1%), due 2007 .............            --            637,374
Installment purchase obligations, due 2010 ...       4,540,801             --
Installment purchase obligations, due 2009 ...       1,906,271        3,200,286
Installment purchase obligations, due 2008 ...         182,463        2,825,209
Equipment notes (8.39%-9.28%, due 2009-2011) .          85,146          125,382
Equipment note (4.48%, due 2009) .............         124,781          234,721
Other ........................................          51,817           89,512
Less unamortized discounts ...................     (11,264,974)      (3,298,679)
                                                 -------------    -------------
                                                   129,803,578       66,813,805
Less current portion of long-term debt .......     (15,453,230)      (4,720,671)
                                                 -------------    -------------
Long-term debt ...............................   $ 114,350,348    $  62,093,134
                                                 =============    =============


         Maturities of long-term debt for the next five years and thereafter follow:

Fiscal year
  2008 ..................................................         $  15,453,230
  2009 ..................................................             4,296,103
  2010 ..................................................            58,393,222
  2011 ..................................................             2,516,164
  2012 ..................................................            60,409,833
Thereafter ..............................................                  --
                                                                  -------------
                                                                    141,068,552
Less unamortized discounts ..............................           (11,264,974)
                                                                  -------------
                                                                    129,803,578
Less current portion of long-term debt ..................           (15,453,230)
                                                                  -------------
Long-term debt ..........................................         $ 114,350,348
                                                                  =============

                               NATIONAL COAL CORP.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

9.       LEASES

         The Company leases mining and certain other equipment under noncancelable lease agreements with terms up to five years. Rental expense for equipment under operating lease agreements with initial lease terms of one year or greater was approximately $2,102,694, $1,011,323, and $1,212,696 for the years ended December 31, 2007, 2006, and 2005, respectively.

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

         Future minimum lease payments for noncancelable leases with initial terms of one year or greater in effect at December 31, 2007 are as follows:

                                                         Capital      Operating
                                                          Leases        Leases
                                                        ----------    ----------
 2008 ...............................................   $  183,806    $2,004,871
 2009 ...............................................       99,000     2,004,871
 2010 ...............................................         --         505,762
 2011 ...............................................         --           1,515
 2012 ...............................................         --            --
 Thereafter .........................................         --            --
                                                        ----------    ----------
 Total minimum lease payments .......................      282,806    $4,517,019
                                                                      ==========
 Imputed interest ...................................      (51,056)
                                                        ----------
 Present value of minimum capital lease payments ....      231,750
 Current portion ....................................     (157,062)
                                                        ----------
 Long-term obligations ..............................   $   74,688
                                                        ==========

                               NATIONAL COAL CORP.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

10.      ASSET RETIREMENT OBLIGATIONS

         The following table describes the changes to the Company's asset retirement obligations for the years ended December 31:

                                                       2007            2006
                                                   ------------    ------------
Obligation at January 1 ........................   $  7,214,894    $  7,228,232
Accretion expense ..............................        911,911         476,064
Obligations acquired and incurred ..............      3,250,887         250,427
Adjustments from annual recosting ..............       (574,719)        350,175
Obligations settled ............................       (538,286)     (1,090,004)
                                                   ------------    ------------
Obligation at December 31 ......................     10,264,687       7,214,894
Current portion included in accrued expenses ...     (1,310,344)     (1,378,967)
                                                   ------------    ------------
Long-term liability ............................   $  8,954,343    $  5,835,927
                                                   ============    ============


11.      STOCKHOLDERS' EQUITY (DEFICIT)

         SERIES A CUMULATIVE, CONVERTIBLE PREFERRED STOCK

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

         Investors who paid cash consideration in either the Series A cumulative convertible preferred stock financing or convertible debt financing also received the right to purchase additional units of Series A cumulative convertible preferred stock and common stock purchase warrants. Each of these investors can purchase, at a price of $15,000 per unit, up to a number of units with an aggregate purchase price equal to 33.33% of the amount invested in the initial financing. Each unit consists of one share of Series A cumulative convertible preferred stock and two-year warrants to purchase up to 500 shares of common stock at an exercise price of $8.40 per share. The purchase rights must be exercised no later than April 28, 2005. The holders of convertible promissory notes may exercise this additional purchase right only if they convert their promissory note in full. In December 2004, the Company issued
241.33 shares of its Series A cumulative convertible preferred stock and warrants to purchase 482,660 shares of its common stock upon the exercise by certain holders of these purchase rights. The Company received gross proceeds

                               NATIONAL COAL CORP.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

of approximately $3,620,000 in connection with the sale of these securities. On December 31, 2007, 133.33 shares of preferred stock were still outstanding.

         During the year ended December 31, 2007 and 2006, holders of 426.10 and
550.90 shares of Series A cumulative convertible preferred stock with liquidation preferences totaling $6,391,500 and $8,260,206 plus accrued dividends of $159,152 and $65,439, converted their shares into 1,555,378 and 1,386,128 shares of common stock, respectively. The holders of 342.10 shares of the Series A cumulative convertible preferred stock converted during the year ended December 31, 2007 were provided with an inducement to convert in the form of an additional 431,257 shares of common stock with an aggregate market value of $1,368,031. The holders of 24.0 shares of the Series A cumulative convertible preferred stock converted during the year ended December 31, 2007 were provided with a $53,988 cash inducement to convert. The holders of 223.11 shares of the Company's Series A cumulative convertible preferred stock with liquidation preferences totaling $3,346,650 were provided with a $1,648,168 cash inducement to convert within sixty days of payment of the inducement. The holders used the proceeds of the payment to purchase 558,701 shares of the Company's common stock at $2.95 per share. The same holders converted all 223.11 shares of the Series A cumulative convertible preferred stock plus accrued dividends of $131,712 into 600,753 shares of the Company's common stock on January 15, 2008. The combined $3,070,185 value of these inducements was recorded as a deemed dividend to reflect the excess of the fair value of the common stock over the fair value of the Series A preferred stock exchanged. This treatment is necessary under EITF Topic D-42 which requires that if convertible preferred stock is converted to other securities pursuant to an inducement offer, the Company should record the excess of (1) the fair value of all securities and other consideration transferred to the holders of the convertible preferred stock over (2) the fair value of securities issuable pursuant to the original conversion terms as an increase to net loss to arrive at net loss attributable to common shareholders.

         In October 2006, the Company determined that it had not complied with a preferred stock purchase agreement provision which resulted in the accrual of a dividend adjustment of $198,220. Therefore, the Company has reflected this accrual as a one-time adjustment to shareholders' equity during the third quarter of 2006 as it was not material to previous periods. In November 2006, a majority of the preferred shareholders voted to eliminate the provision which gave rise to this accrual. The Company also issued 10,886 shares of common stock in lieu of dividends as a result of the dividend adjustment. All of these accrued dividends except for $33,560 have been paid in full.

         NATIONAL COAL CORP. COMMON STOCK

         During the year ended December 31, 2006, the Company issued 712,510 shares of common stock and received gross proceeds of $1,651,122 upon the exercise of stock options by employees or former employees. No stock options were exercised during 2007. Additionally, 101,503 shares of common stock were issued during the year ended December 31, 2006 for gross proceeds of $897,018, including 100,000 shares purchased by the Company's then-new Chief Executive Officer.

         On February 28, 2007, the Company signed definitive subscription agreements to sell three million shares of its common stock at the February 28, 2007 closing consolidated bid price of $4.65 per share. Daniel Roling, the company's President and CEO, purchased 200,000 of these shares. Two institutional investors purchased 2,800,000 shares and the proceeds from the sale were $13,950,000. The Company filed a registration statement on Form S-3 to register the shares on April 27, 2007. The statement was made effective on June 21, 2007. The issuance of additional shares by the Company resulted in a change in the rate at which the Company's Series A cumulative convertible preferred stock is converted to common stock from 2,500 common shares per share of Series A cumulative convertible preferred stock prior to the issuance to 2,590 after the issuance. EITF Issue No. 98-5, ACCOUNTING FOR CONVERTIBLE SECURITIES WITH BENEFICIAL CONVERSION FEATURES OR CONTINGENTLY ADJUSTABLE CONVERSION

                               NATIONAL COAL CORP.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

RATIOS, requires that when convertible securities include conversion terms that change upon the occurrence of a future event, any contingent beneficial conversion feature should be measured at the commitment date but not recognized until the contingency is resolved. Management determined that the impact of this reduction of retained earnings and equivalent increase of additional paid-in capital is not material to the Company's consolidated financial statements in the prior interim period. Therefore, the $598,797 value of the beneficial conversion feature was recorded as a deemed dividend and is reflected as an increase to net loss to arrive at net loss attributable to common shareholders. An additional 4,066,968 and 2,000,000 shares of the Company's common stock were issued on October 19, 2007 and December 27, 2007, respectively, and 250,000 and 750,000 warrants to purchase shares of the Company's common stock were issued on October 19, 2007 and December 31, 2007, respectively, all of which resulted in a change in the rate at which the Company's Series A cumulative convertible preferred stock is converted to common stock from 2,590 common shares per share of Series A cumulative convertible preferred stock prior to the issuance to 2,899 after the issuance. The $389,376 value of this beneficial conversion feature was recorded as a deemed dividend and is reflected as an increase to net loss to arrive at net loss attributable to common shareholders

         On October 19, 2007, the Company completed approximately $11.6 million in private placements through the issuance of 3,866,968 shares of our common stock at a per share price of $3.00 (the "Equity Financing"). The Company sold these securities to the following investors (the "Investors") pursuant to Subscription Agreements entered into on October 17, 2007: Steelhead Offshore Capital, LP, J-K Navigator Fund, L.P., Jayvee & Co., GF Aurum Offshore Partners LTD, GF Aurum Partners LTD, Geologic Resource Fund LP, Geologic Resource Fund, Ltd., Drawbridge Global Macro Master Fund Ltd., William T. Mann and Frank C. Mann, II. The net proceeds received in the Equity Financing were used to capitalize NCC Corp.

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

         On December 27, 2007, the Company completed $8,010,000 in private placements through the issuance of 2,000,000 shares of common stock at per share prices of $3.91 (with respect to 1,000,000 shares) and $4.10 (with respect to 1,000,000 shares), representing a 15% discount to the closing sales price of the Company's common stock on the date of the agreement in principal to sell the shares to the

                               NATIONAL COAL CORP.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

applicable investor (the "December Equity Financing"). The Company sold these securities pursuant to Subscription Agreements entered into on (i) December 20, 2007, with DG Aurum Offshore Partners LTD, GF Aurum Partners LTD, Geologic Resource Fund LP, Geologic Resource Fund, Ltd., and Drawbridge Global Macro Master Fund Ltd. (the "GR Fund Investors", and (ii) December 27, 2007, with Centaurus Energy Master Fund, LP ("Centaurus"). The Company used the net proceeds received in the December Equity Financing for working capital and general corporate purposes.

         In connection with the Equity Financing, the Company also entered into a Registration Rights Agreement, dated December 27, 2007, with Centaurus, pursuant to which, among other things, it agreed to provide certain registration rights under the Securities Act of 1933, as amended (the "SECURITIES ACT"), and applicable state securities laws for the shares of the Company's common stock sold to Centaurus in the Equity Financing. The Registration Rights Agreement provides that if (i) the Company does not file a registration statement on or before April 15, 2008, (ii) a registration statement is not declared effective on or prior to July 31, 2008, or (iii) after its effective date sales cannot be made pursuant to the registration statement for any reason other than as excepted in the Registration Rights Agreement, then the Company must pay to Centaurus (or any assignee thereof) for each calendar month during which any of the foregoing events continues, an amount in cash as partial liquidated damages equal to $0.041 for each share of common stock acquired by Centaurus in the Equity Financing.

         The GR Fund Investors already are parties to a certain Registration Rights Agreement, dated October 17, 2007, between the Company, the GR Fund Investors, and certain other holders of equity securities that acquired such securities from the Company in October 2007 (the "EXISTING REGISTRATION RIGHTS AGREEMENT"). In connection with the Equity Financing, the Company agreed with the GR Fund Investors, to include the shares acquired by them in the Equity Financing in the registration statement to be filed under the Securities Act pursuant to the Existing Registration Rights Agreement, and to otherwise treat such shares as "registrable securities" within the meaning of the Existing Registration Rights Agreement. The Existing Registration Rights Agreement provides that if (i) the Company does not file a registration statement on or before April 15, 2008, (ii) a registration statement is not declared effective on or prior to July 31, 2008, or (iii) after its effective date sales cannot be made pursuant to the registration statement for any reason other than as excepted in the Existing Registration Rights Agreement, then the Company must pay to the GR Fund Investors (or any assignee thereof) for each calendar month during which any of the foregoing events continues, an amount in cash as partial liquidated damages equal to $0.039 for each share of common stock acquired by the GR Fund Investors in the Equity Financing.

         OUTSTANDING STOCK PURCHASE WARRANTS

         At December 31, 2007, the following warrants for the purchase of National Coal Corp. common stock were outstanding:

                                    CURRENT
                       NUMBER OF     STRIKE         EARLIEST
TITLE                   SHARES       PRICE*      EXERCISE DATE      EXPIRATION DATE
--------------------   ---------   ---------   -----------------   -----------------
Crestview Warrants .     396,620   $    3.00   March 10, 2005      March 10, 2010
Bond Warrants ......   1,732,632   $    8.50   December 29, 2006   December 15, 2010
Alabama Warrant ....     250,000   $    4.00   October 19, 2007    December 31, 2010
Refinance Fee
  Warrants .........     750,000   $    3.00   December 31, 2007   December 31, 2011

* Crestview Warrants have been adjusted per anti-dilution provision in warrant agreement

         During the year ended December 31, 2006, 152,500 warrants were exercised with gross proceeds totaling $1,006,501. No warrants were exercised during the year ended December 31, 2007. The

                               NATIONAL COAL CORP.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Crestview warrants and the Bond warrants are subject to mandatory conversion if the price of the Company's common stock remains above $12.50 for more than thirty days.

         In March 2005, the Company borrowed approximately $5,140,000 which included five-year common stock purchase warrants (the "Crestview Warrants") to purchase up to 140,000 shares of the Company's common stock at an exercise price per share of $8.50 by issuing notes to three purchasers, including Crestview
Capital Master, LLC, which is a significant shareholder of the Company. The Crestview Warrants are subject to price and share adjustment on: a) a weighted average basis when the Company issues common stock at a price below $6.60 per share or b) a full adjustment basis when the Company issues warrants below the current strike price. Based upon the December 31, 2007 warrant issuance discussed below, the warrants have adjusted to 396,620 shares at a price of $3.00 per share. The notes were repaid on December 28, 2005.

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

         On October 19, 2007, as part of capitalizing its newly formed subsidiary, NCC Corp., the Company issued warrants to purchase 250,000 shares of National Coal corp. common stock at a per share price of $4.00 and a term expiring on December 31, 2010 (the "Alabama Warrant"). NCC Corp. assigned this warrant to National Coal of Alabama, Inc., which further assigned the warrant to the holders of 12% Notes Payable due 2012. The Company has committed to register the shares underlying this security in conjunction with registration rights provided to investors in the October 19 sale of 4,066,968 shares of common stock discussed above. These warrants were valued at $263,067 using the Black-Scholes Option Pricing Model and recorded in the equity section of the Consolidated Balance Sheet.

         On December 31, 2007, the Company issued the Refinance Fee Warrant to three parties which provides the right to purchase up to 750,000 shares of National Coal common stock at a price per share of $3 through December 31, 2011. See Note 8 DEBT AND FINANCING ARRANGEMENTS.

12.      FAIR VALUE OF FINANCIAL INSTRUMENTS

         The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments at December 31, 2007, and 2006, respectively:

         CASH AND ACCOUNTS RECEIVABLE: The carrying amount approximates fair value because of the short maturity of these instruments.

         DEBT: The fair value of the Company's long-term debt is estimated based on the quoted market prices for similar issues or on the estimated current rate of incremental borrowing available to the Company for similar liabilities.

                               NATIONAL COAL CORP.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

         The estimated fair values of the Company's financial instruments at December 31 are as follows:

                                           2007                          2006
                               ---------------------------   ---------------------------
                                 Carrying                      Carrying
                                  Amount       Fair Value       Amount       Fair Value
                               ------------   ------------   ------------   ------------
Financial Assets
   Cash and cash equivalents   $  9,854,351   $  9,854,351   $  2,180,885   $  2,180,885
   Accounts receivable .....      8,649,985      8,649,985      3,712,779      3,712,779
   Restricted cash .........     29,146,293     29,146,293     17,246,751     17,246,751

Financial liabilities
   Long-term debt ..........    129,803,578    127,603,578     66,813,805     61,313,805

13.      CONCENTRATIONS OF CREDIT RISK AND MAJOR CUSTOMERS

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

         During the period ended December 31, 2007, the Company derived revenue from twenty-three customers, seven of which were electric utilities, fifteen of which were industrial companies and one of which was a coal reseller. The Company derived revenue in excess of ten-percent (10%) of total coal sales from major customers as follows:

                                                           Customer
                                               --------------------------------
                                                 A        B        C        D
                                               -----    -----    -----    -----
Period ended December 31:
2007 ......................................      18%      24%      23%       *
2006 ......................................      25%      32%      18%       *
2005 ......................................      35%      26%       *       10%

* Less than 10%

14.      INCOME TAXES

         At December 31, 2007, the Company had federal and state net operating loss ("NOL") carryforwards of $55.3 million that will begin to expire in 2024. The use of deferred tax assets including federal net operating losses and credits are limited to future taxable earnings. Based on the required analysis of future taxable income under the provisions of SFAS 109, management believes that there is not sufficient evidence at December 31, 2007 indicating that the results of operations will generate sufficient taxable income to realize the net deferred tax asset in years beyond 2007. As a result, a valuation allowance has been provided for the entire net deferred tax asset related to future years, including loss and credit carryforwards.

                               NATIONAL COAL CORP.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

         The valuation allowance was $8,005,863 and $14,785,860 at December 31, 2007 and 2006, respectively. The valuation allowance decreased by $6,779,997 in 2007 and increased by $8,413,451 in 2006. The net deferred income taxes as of December 31 include the following amounts of deferred income tax assets and liabilities:

                                                       2007            2006
                                                   ------------    ------------
Deferred tax assets - current
   Inventory reserve ...........................   $     77,675    $     70,128
   Intangibles (tax basis difference) ..........         58,230          89,614
                                                   ------------    ------------
     Total deferred tax assets - current .......        135,905         159,742
                                                   ------------    ------------
Deferred tax assets - noncurrent:
   Net operating loss carryforwards ............     21,141,630      12,843,594
   Fixed assets (tax basis difference) .........           --         1,866,181
   Intangibles (tax basis difference) ..........           --            80,661
   Deferred royalties ..........................           --            87,481
   Charitable contribution carryforwards .......         56,326          44,973
   Debt (tax basis difference) .................        289,018            --
   Equity method investment basis ..............         15,767            --
                                                   ------------    ------------
     Total deferred tax assets - noncurrent ....     21,502,741      14,902,890
                                                   ------------    ------------
Total gross deferred tax assets ................     21,638,646      15,062,632

Deferred tax liabilities - current .............       (152,352)         (7,125)

Deferred tax liabilities - noncurrent:
   Fixed assets (tax basis difference) .........     (1,703,305)           --
   Reclamation expenditures ....................       (461,901)       (289,647)
   Mineral properties (tax basis difference) ...    (14,101,079)           --
   Stock option expense ........................       (565,611)           --
                                                   ------------    ------------
      Total deferred tax liabilities -
        noncurrent .............................    (16,831,896)       (289,647)
                                                   ------------    ------------
Total gross deferred tax liabilities ...........    (16,984,248)       (296,772)
                                                   ------------    ------------
Valuation allowance ............................     (8,005,863)    (14,785,860)
                                                   ------------    ------------
Net deferred tax liabilities ...................   $ (3,351,465)   $       --
                                                   ============    ============

                               NATIONAL COAL CORP.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

         The Company's deferred income taxes relate principally to deferred revenue, deferred compensation and federal and state net operating loss and credit carryforwards. The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before the provision for income taxes. The sources and tax effects of the differences are as follows:

                                       2007            2006            2005
                                   ------------    ------------    ------------
Federal income tax benefit .....   $ (8,759,883)   $ (7,963,211)   $ (2,308,998)
State income tax benefit .......     (1,105,292)       (767,103)       (291,341)
Permanent differences ..........         51,399         316,863          57,935
Change in valuation allowance ..      9,813,836       8,413,451       2,542,404
                                   ------------    ------------    ------------
Total income tax expense on
  continuing operations ........   $       --      $       --      $       --
                                   ============    ============    ============


         The valuation allowance decreased $16,593,833 as a result of the acquisition of Mann Steel Products, Inc. (see Note 3, ACQUISITION) as a result of significant writeups of fixed assets and mineral properties to fair value.

         As a result of implementing FIN 48, effective January 1, 2007, the Company did not have any unrecognized tax benefits or liabilities, or any associated amounts for interest and penalties. As such, there was no effect on its financial condition or results of operations as of and for the year ended December 31, 2007.

         The Company has no material unrecognized tax benefits or any known material tax contingencies at December 31, 2007.

         The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal examinations or state and local income tax examinations by tax authorities for years before 2003.

15.      EARNINGS PER SHARE

         Basic earnings or loss per share are computed by dividing net income by the weighted average number of common shares outstanding during the year. Diluted earnings per share are co mputed similarly to basic earnings per share except that they reflect the potential dilution that could occur if dilutive securities or other obligations to issue common stock were exercised or converted into common stock. Diluted earnings or loss per share includes dilutive common stock equivalents, using the treasury stock method, and assumes that the potentially dilutive instruments were converted into common stock at the beginning of the year or upon issuance. Stock options with exercise prices greater than the average fair market price for a period, which are defined as anti-dilutive, are not included in the diluted earnings (loss) per share calculations because of their anti-dilutive effect. In periods of losses, diluted loss per share is computed on the same basis as basic loss per share as the inclusion of any other potential shares outstanding would be anti-dilutive.

         For the years ended December 31, 2007, 2006, and 2005, 189,117, 3,866,360, and 6,024,642 potentially dilutive shares of the Company from warrants, convertible preferred stock and stock options were not included in the computation of diluted loss per share because to do so would be anti-dilutive.

                               NATIONAL COAL CORP.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

         The computations for basic and diluted loss per share from continuing operations for the period ending December 31 are as follows:

                                                 2007            2006            2005
                                             ------------    ------------    ------------
Numerator:
Net loss .................................   $(25,764,363)   $(23,421,210)   $ (6,791,171)
Preferred stock dividends ................       (398,891)     (1,029,933)     (1,124,650)
Preferred stock deemed dividend ..........     (4,058,358)           --              --
                                             ------------    ------------    ------------
Numerator for basic and diluted ..........   $(30,221,612)   $(24,451,143)   $ (7,915,821)
                                             ============    ============    ============

Denominator:
Weighted average shares - basic ..........     20,680,015      15,346,799      13,712,813
Effect of warrants .......................         52,055         118,329       1,122,399
Effect of convertible preferred shares ...           --         2,399,731       3,528,233
Effect of stock options ..................        137,062       1,348,300       1,374,010
                                             ------------    ------------    ------------
Adjusted weighted average shares - diluted     20,869,132      19,213,159      19,737,455
                                             ============    ============    ============

Net income loss per share - basic ........   $      (1.46)   $      (1.59)   $      (0.58)

Net income loss per share - diluted ......   $      (1.46)   $      (1.59)   $      (0.58)

16.      STOCK-BASED COMPENSATION PLANS

         The Company's 2004 Option Plan (the "Plan") was authorized by the Board of Directors of the Company in March 2004, and amended in January 2005. Under the terms of the Plan, stock options may be granted to officers, directors, employees, and others. At December 31, 2007, 4,450,000 shares of common stock were authorized for issuance under the Plan. Shares subject to awards that expire unexercised or are otherwise terminated, again become available for awards. Upon exercise, stock is issued from unissued or treasury shares. The grant price of an option under the Plan generally may not be less than the fair market value of the common stock subject to such option on the date of grant. Options have a maximum life of ten years and vest 25% per year over a four year period.

         During the year ended December 31, 2007, the Company recognized $1,436,996 of compensation expense related to stock options, including $434,493 related to the March 2007 sale of a fully vested option to purchase 400,000 shares of National Coal Corp. common stock at an exercise price of $7 per share by the then-Chairman of the Company's Board of Directors, who is also the former President and CEO, to the current President and CEO for $10.

         During the year ended December 31, 2006, the Company recognized $2,235,224 of compensation expense related to stock options, including $941,961 related to the accelerated vesting of 400,000 options granted to the former CEO, the former General Counsel and Secretary (who is also the spouse of the former
CEO), and the former COO in prior years. During the years ended December 31, 2005, the Company recognized $812,733 of compensation expense related to stock options.

                               NATIONAL COAL CORP.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

         The fair value of each option was estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

                                           Year Ended December 31,
                             --------------------------------------------------
                                  2007              2006              2005
                             --------------    --------------    --------------
Expected term (years) ......           6.25              6.25              6.25
Risk-free interest rates ...  3.61% - 4.69%     4.36% - 5.19%     3.79% - 4.55%
Expected dividend yield ....            0.0%              0.0%              0.0%
Expected volatility ........  50.2% - 53.1%     50.3% - 54.0%     47.6% - 48.0%
 Weighted-average
    volatility .............           51.2%             52.2%             47.8%


         The risk-free interest rate is based on the U.S. Treasury rate for the expected life at the time of grant, volatility is based on the average long-term implied volatilities of peer companies as the Company's trading history is limited, and the expected term is determined using the SIMPLIFIED method as accepted under Securities and Exchange Commission Staff Accounting Bulletin No. 107 assuming a ten-year original contract term and graded vesting over four years. The weighted-average grant-date fair value of options issued during the years ended December 31, 2007, 2006, and 2005 were $1.92, $3.16, and $3.41, respectively. The total intrinsic value of options exercised during the years ended December 31, 2006 and 2005 was $2,450,313 and $1,104,780, respectively.

         The following table summarizes activity under the Plan for the year ended December 31, 2007:

                                                                                 WEIGHTED
                                                                 WEIGHTED        AVERAGE
                                                                 AVERAGE         REMAINING         AGGREGATE
                                               OPTIONS           EXERCISE       CONTRACTUAL        INTRINSIC
                                             OUTSTANDING          PRICE        TERM (IN YEARS)       VALUE
                                            --------------    --------------   --------------   --------------
Outstanding at December 31, 2006 ........        1,323,625    $         6.90             8.81          505,825
Granted .................................          390,000    $         3.53             --               --
Exercised ...............................             --      $         --               --               --
Forfeited ...............................         (145,500)   $         5.19             --               --
Expirations .............................           (2,500)   $         6.95             --               --
                                            --------------    --------------   --------------   --------------
Outstanding at December 31, 2007 ........        1,565,625    $         6.22             8.19   $    1,053,320
                                            ==============
Vested or expected to vest at December
   31, 2007 .............................        1,405,163    $         6.18             7.77   $      474,819
                                            ==============
Exercisable .............................          611,564    $         5.99             7.61   $      359,458
                                            ==============

         As of December 31, 2007, there was $1,706,932 of total unrecognized compensation cost related to non-vested stock options granted under the Plan. That cost is expected to be recognized over a

                               NATIONAL COAL CORP.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

weighted average period of 2.3 years. The total fair value of shares vested during the years ended December 31, 2007, 2006, and 2005, was $1,143,942, $2,762,529, and $1,821,514, respectively.

17.      COMMITMENTS AND CONTINGENCIES

         The Company is made a party to legal actions, claims, arbitration and administrative proceedings from time to time in the ordinary course of business. Management is not aware of any pending or threatened proceedings that might have a material impact on its cash flows, results of operations or financial condition.

18.      RELATED PARTY TRANSACTIONS

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

         On June 5, 2006 the Company sold 100,000 shares of National Coal Corp. common stock to Daniel Roling, the Company's President and CEO, for a total price of $888,000.

         On February 28, 2007, the Company sold an additional 200,000 shares to Daniel Roling for a total price of $930,000.

         In March 2007, the then-Chairman of the Company's Board of Directors, who is also the former President and CEO and a significant shareholder, sold to the current President and CEO for $10.00 the fully vested option to purchase 400,000 shares of National Coal Corp. common stock at $7.00 per share until December 31, 2008. The transaction resulted in $434,493 of additional compensation expense to the Company in the year ended December 31, 2007.

         On October 19, 2007, Jon Nix, the former Chairman of the Company's Board of Directors, who is also the former President and CEO and a significant shareholder, received a commission of $100,000 related to the completion of the acquisition of Mann Steel Products, Inc.

         On October 19, 2007, Daniel Roling, the CEO and President of the Company, purchased 200,000 shares of the Company's common stock at a price of $3.00 per share from common stock authorized under the 2004 Stock Option Plan.

                               NATIONAL COAL CORP.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

         On March 31, 2008, the Company's wholly-owned subsidiary, National Coal Corporation, completed the sale of the real and personal property assets that comprised its Straight Creek mining operations in Bell, Leslie and Harlan Counties, Kentucky to Xinergy Corp. ("Xinergy") for $11,000,000 in cash in accordance with the terms and conditions of a Purchase Agreement entered into among the parties on February 8, 2008 (the "Purchase Agreement"). In addition to the receipt of the purchase price for the assets, the transaction also resulted in the return of approximately $7,400,000 in cash that was previously pledged to secure reclamation bonds and other liabilities associated with the Straight Creek operation, and relieved the Company of approximately $3,600,000 in reclamation liabilities and approximately $2,700,000 of equipment related debt which were assumed by Xinergy in the transaction.

         Xinergy Corp. was founded and is controlled by Jon Nix, who is a founder, significant stockholder, and former officer and director of National Coal. Mr. Nix served as a director of National Coal Corp. from January 2003 until July 2007, and as Chairman of the Board from March 2004 until July 2007. Mr. Nix also served as President and Chief Executive Officer from January 2003 until August 2006. He is married to the stepdaughter of the Company's General Counsel, Charles Kite. As of April 2, 2008, based on reports Mr. Nix has filed with the Securities and Exchange Commission, Mr. Nix beneficially owned 3,626,138 shares of the Company's common stock, representing approximately 14% of its outstanding common stock as of such date.

19.      SUPPLEMENTAL GUARANTOR AND NON-GUARANTOR INFORMATION

         National Coal of Alabama, Inc. and its parent company, NCC Corp. (the "Alabama Companies"), have been designated as "unrestricted subsidiaries" with regard to the 10.5% Senior Secured Notes due 2010 and the Term Loan Credit Facility, which designation exempts them from being guarantors under those facilities. Further, the Alabama Companies do not guarantee any debt in which either National Coal Corp. or National Coal Corporation is the borrower. Conversely, National Coal Corp., National Coal Corporation and its subsidiaries (the "Tennessee Companies") have been excluded as guarantors under the 12% Notes Payable due 2012.

                               NATIONAL COAL CORP.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

         The following condensed consolidating financial information sets forth the financial position as of December 31, 2007 and results of operations and cash flows for the year ended December 31, 2007 of the National Coal Corp. (NCC) and National Coal of Alabama, Inc. (NCA). NCA was acquired on October 19, 2007.

               SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEETS
                                DECEMBER 31, 2007
                                                NCC               NCA         ELIMINATIONS     CONSOLIDATED
                                            -------------    -------------    -------------    -------------
Cash and cash equivalents ...............   $   8,823,016    $   1,031,335    $        --      $   9,854,351
Accounts receivable .....................       2,402,256        6,384,790             --          8,787,046
Inventory ...............................       2,155,603          790,498             --          2,946,101
Prepaid and other current assets ........         239,381        1,712,446             --          1,951,827
                                            -------------    -------------    -------------    -------------
   Total current assets .................      13,620,256        9,919,069             --         23,539,325
                                            -------------    -------------    -------------    -------------
Property, plant, equipment and
   mine development, net ................      50,828,149       58,052,450             --        108,880,599
Deferred financing costs ................       3,170,984        3,498,719             --          6,669,703
Restricted cash .........................      16,511,809       12,603,574             --         29,115,383
Other non-current assets ................      13,785,705          713,123      (13,448,837)       1,049,991
                                            -------------    -------------    -------------    -------------
   Total assets .........................   $  97,916,903    $  84,786,935    $ (13,448,837)   $ 169,255,001
                                            =============    =============    =============    =============
Accounts payable and accrued expenses ...   $   9,094,288    $   3,665,305             --      $  12,759,593
Current maturities of long-term debt ....      13,053,230        2,400,000             --         15,453,230
Current installments of capital
   lease obligations ....................         157,062             --               --            157,062
Current portion of asset retirement
   obligations ..........................       1,095,029          215,315             --          1,310,344
                                            -------------    -------------    -------------    -------------
   Total current liabilities ............      23,399,609        6,280,620             --         29,680,229
                                            -------------    -------------    -------------    -------------
Long-term debt, less current maturities .      56,219,120       58,131,228             --        114,350,348
Capital leases, less current installments          74,688           74,688
Asset retirement obligations, less
   current portion ......................       6,493,296        2,461,047             --          8,954,343
Other long-term liabilities .............       1,808,572        4,871,465             --          6,680,037
                                            -------------    -------------    -------------    -------------
   Total liabilities ....................      87,995,285       71,744,360             --        159,739,645
                                            -------------    -------------    -------------    -------------
Preferred stock .........................            --               --               --               --
Common stock ............................           2,770              104             (104)           2,770
Additional paid-in capital ..............      83,309,703       13,448,733      (13,448,733)      83,309,703
Retained earnings .......................     (73,390,855)        (406,262)            --        (73,797,117)
                                            -------------    -------------    -------------    -------------
   Total stockholders' equity ...........       9,921,618       13,042,575      (13,448,837)       9,515,356
                                            -------------    -------------    -------------    -------------
   Total liabilities and stockholders'
      equity ............................   $  97,916,903    $  84,786,935    $ (13,448,837)   $ 169,255,001
                                            =============    =============    =============    =============

                               NATIONAL COAL CORP.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

          SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                     FOR THE PERIOD ENDED DECEMBER 31, 2007
                                         NCC             NCA          ELIMINATIONS     CONSOLIDATED
                                    -------------    -------------    -------------    -------------
Revenues
  Coal sales ....................   $  79,038,521    $  12,904,229    $        --      $  91,942,750
  Other revenues ................       1,079,213             --           (241,935)         837,278
                                    -------------    -------------    -------------    -------------
     Total revenues .............      80,117,734       12,904,229         (241,935)      92,780,028
                                    -------------    -------------    -------------    -------------

Expenses
  Cost of sales .................      77,064,753        9,501,701             --         86,566,454
  Depreciation, depletion,
     amortization & accretion ...      14,661,153        1,864,430             --         16,525,583
  General and administrative ....       6,969,932          308,527         (241,935)       7,036,524
                                    -------------    -------------    -------------    -------------
     Total operating expenses ...      98,695,838       11,674,658         (241,935)     110,128,561

                                    -------------    -------------    -------------    -------------
Operating income (loss) .........     (18,578,104)       1,229,571             --        (17,348,533)
                                    -------------    -------------    -------------    -------------

Other income (expense)
  Interest expense ..............      (8,990,387)      (1,774,898)            --        (10,765,285)
  Other income (expense), net ...       2,210,390          139,065             --          2,349,455
                                    -------------    -------------    -------------    -------------
     Total other income (expense)      (6,779,997)      (1,635,833)            --         (8,415,830)
                                    -------------    -------------    -------------    -------------

Net loss ........................   $ (25,358,101)   $    (406,262)   $        --      $ (25,764,363)
                                    =============    =============    =============    =============

                               NATIONAL COAL CORP.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

          SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                     FOR THE PERIOD ENDED DECEMBER 31, 2007

                                                                NCC           NCA        ELIMINATIONS   CONSOLIDATED
                                                           ------------   ------------   ------------   ------------

Cash Flows from Operating Activities:

        Net cash flows (used in) provided by operating
           activities ...................................  $ (8,847,046)  $    707,333   $       --     $ (8,139,713)

Cash Flows from Investing Activities:
  Acquisition, net of cash acquired .....................          --      (58,644,617)          --      (58,644,617)
  Investment in subsidiary ..............................   (13,185,771)    13,185,771           --             --
  Investment in joint venture ...........................          --         (156,800)          --         (156,000)
  Capital expenditures ..................................    (4,359,850)          --             --       (4,359,850)
  Proceeds from sale of equipment & mine development, net     2,375,935        175,000           --        2,550,935
  Decrease (increase) in restricted cash ................       734,942    (10,903,974)          --      (10,169,032)
  Increase in prepaid royalties .........................        (6,164)          --             --           (6,164)
                                                           ------------   ------------   ------------   ------------
     Net cash flows used in investing activities ........   (14,440,908)   (56,344,620)          --      (70,785,528)

Cash Flows from Financing Activities:
  Proceeds from issuance of stock .......................    35,798,647           --             --       35,798,647
  Proceeds from exercise of options and warrants ........          --             --             --             --
  Proceeds from issuance of notes .......................       441,077     60,000,000           --       60,441,077
  Proceeds from borrowings on Term Loan Credit Facility .     2,000,000           --             --        2,000,000
  Repayments of notes payable ...........................    (5,518,091)          --             --       (5,518,091)
  Repayments of capital leases ..........................      (740,608)          --             --         (740,608)
  Payments for deferred financing costs .................      (109,329)    (3,381,378)          --       (3,440,707)
  Dividends paid ........................................      (239,458)          --             --         (239,458)
  Payment of cash to induce conversion of preferred .....    (1,702,153)          --             --       (1,702,153)
                                                           ------------   ------------   ------------   ------------
     Net cash flows provided by financing activities ....    29,930,085     56,668,622           --       86,598,707

NET INCREASE IN CASH ....................................     6,642,131      1,031,335           --        7,673,466
Cash and cash equivalents at beginning of period ........     2,180,885           --             --        2,180,885
                                                           ------------   ------------   ------------   ------------
Cash and cash equivalents at end of period ..............  $  8,823,016   $  1,031,335           --     $  9,854,351
                                                           ============   ============   ============   ============


Supplemental Disclosures
  Interest paid in cash .................................  $  7,981,725   $  1,400,000           --     $  9,381,725
Non-cash investing and financing transactions
  Preferred stock dividends converted to common stock ...       162,004           --             --          162,004
  Equipment acquired via capital lease ..................       248,900           --             --          248,900
  Equipment acquired via installment purchase obligations     4,914,339           --             --        4,914,339
  Asset retirement obligations acquired, incurred, and ..        44,080           --             --           44,080
      recosted
  Beneficial conversion feature .........................       988,173           --             --          988,173
  Constructive dividends ................................     1,368,031           --             --        1,368,031
  Issuance of warrants ..................................     1,374,676           --             --        1,374,676

                               NATIONAL COAL CORP.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

20.      EVENTS SUBSEQUENT TO DECEMBER 31, 2007

         On March 31, 2008, the Company's wholly-owned subsidiary, National Coal Corporation, completed the sale of the real and personal property assets that comprise our Straight Creek mining operations in Bell, Leslie and Harlan
Counties, Kentucky to Xinergy Corp. ("Xinergy") for $11,000,000 in cash in accordance with the terms and conditions of a Purchase Agreement entered into among the parties on February 8, 2008 (the "Purchase Agreement"). Please see
Note 5, PROPERTY, PLANT, EQUIPMENT, MINE DEVELOPMENT AND ASSETS HELD-FOR-SALE.

         On February 28, 2008, certain holders of the Company's 10.5% Senior Secured Notes exchanged $3,000,000 in notes for shares of the Company's common stock at an exchange rate of 82% of principal value plus accrued but unpaid dividends of $63,875 divided by $4.85.

21.      SUMMARY QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

         Quarterly financial data for 2007 and 2006 is as follows:

                                              Three Months Ended
                           ------------------------------------------------------------
                             March 31,       June 30,      September 30,   December 31,
                               2007            2007            2007            2007
                           ------------    ------------    ------------    ------------
Total revenues .........   $ 19,034,945    $ 18,882,445    $ 20,857,295    $ 34,005,343
Operating loss .........     (4,266,461)     (4,666,536)     (5,364,612)     (3,050,924)
Net loss attributable to
 common shareholder ....     (6,169,393)     (7,654,813)     (7,837,398)     (8,560,008)
Loss per common share:
Basic ..................   $      (0.35)   $      (0.38)   $      (0.39)   $      (0.34)
Diluted ................   $      (0.35)   $      (0.38)   $      (0.39)   $      (0.34)

                                               Three Months Ended
                           ------------------------------------------------------------
                             March 31,       June 30,      September 30,   December 31,
                               2006            2006            2006            2006
                           ------------    ------------    ------------    ------------
Total revenues .........   $ 20,468,732    $ 24,125,155    $ 21,428,881    $ 21,494,319
Operating loss .........     (6,150,928)     (3,545,168)     (1,607,123)     (5,154,091)
Net loss attributable to
  common shareholder ...     (7,919,493)     (5,019,870)     (3,704,151)     (7,807,629)
Loss per common share:
Basic ..................   $      (0.56)   $      (0.33)   $      (0.23)   $      (0.48)
Diluted ................   $      (0.56)   $      (0.33)   $      (0.23)   $      (0.48)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None

ITEM 9A(T).   CONTROLS AND PROCEDURES.

CONTROLS AND PROCEDURES

         Members of our management, including our President and Chief Executive Officer, Daniel A. Roling, and Chief Financial Officer, Michael R. Castle, have evaluated the effectiveness of our disclosure controls and procedures, as defined by paragraph (e) of Exchange Act Rules 13a-15 or 15d-15, as of December 31, 2007, the end of the period covered by this report. Based upon that evaluation, Messrs. Roling and Castle concluded that our disclosure controls and procedures were effective as of December 31, 2007.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

         Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

         (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

         (ii) provide reasonable assurance that transactions are recorded as necessary to permit the preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of management and directors; and

         (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

         Because of inherent limitation, internal control over financial reporting may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

         Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2007. In making this assessment, we used the criteria set forth by the Committee of sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment and those criteria, we have concluded that our internal control over financial reporting was effective as of December 31, 2007.

         This annual report does not include an attestation report by our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only our management report in this annual report.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

         There were no changes in our internal control over financial reporting or in other factors identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the fourth quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

         None.

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

         The information required by this item is incorporated by reference to National Coal's Proxy Statement for its 2007 Annual Meeting of Shareholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2007.

ITEM 11. EXECUTIVE COMPENSATION.

         The information required by this item is incorporated by reference to National Coal's Proxy Statement for its 2007 Annual Meeting of Shareholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2007.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

         The information required by this item is incorporated by reference to National Coal's Proxy Statement for its 2008 Annual Meeting of Shareholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2007.

ITEM 13. CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

         The information required by this item is incorporated by reference to National Coal's Proxy Statement for its 2007 Annual Meeting of Shareholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2007.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

         The information required by this item is incorporated by reference to National Coal's Proxy Statement for its 2008 Annual Meeting of Shareholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2007.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)      The following documents are filed as part of this report:

         1.       CONSOLIDATED FINANCIAL STATEMENTS

                  See "Index to Consolidated  Financial  Statements" in Part II,
                  Item 8 of this Form 10-K.

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


                                   NATIONAL COAL CORP.

Date: April 15, 2008               /S/ MICHAEL R. CASTLE
                                   -------------------------------------------
                                   By:  Michael R. Castle
                                   Its: Chief Financial Officer
                                  (Principal Financial and Accounting Officer)


                                POWER OF ATTORNEY

         The undersigned directors and officers of National Coal Corp. do hereby constitute and appoint Daniel Roling and Michael R. Castle, and each of them, with full power of substitution and resubstitution, as their true and lawful attorneys and agents, to do any and all acts and things in our name and behalf in our capacities as directors and officers and to execute any and all instruments for us and in our names in the capacities indicated below, which said attorney and agent, may deem necessary or advisable to enable said corporation to comply with the Securities Exchange Act of 1934, as amended and any rules, regulations and requirements of the Securities and Exchange Commission, in connection with this Annual Report on Form 10-K, including specifically but without limitation, power and authority to sign for us or any of us in our names in the capacities indicated below, any and all amendments (including post-effective amendments) hereto, and we do hereby ratify and confirm all that said attorneys and agents, or either of them, shall do or cause to be done by virtue hereof.

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

       NAME                             TITLE                          DATE
       ----                             -----                          ----

/S/ DANIEL A. ROLING       Chief Executive Officer, President,    April 15, 2008
---------------------                 and Director
Daniel A. Roling             (Principal Executive Officer)


/S/ MICHAEL R. CASTLE            Chief Financial Officer          April 15, 2008
---------------------           (Principal Financial and
Michael R. Castle                 Accounting Officer)


/S/ KENNETH SCOTT                Chairman of the Board            April 15, 2008
---------------------
Kenneth Scott


/S/ ROBERT HEINLEIN                   Director                    April 15, 2008
---------------------
Robert Heinlein


/S/ GERALD MALYS                      Director                    April 15, 2008
---------------------
Gerald Malys

                                INDEX TO EXHIBITS

EXHIBIT
NUMBER                              EXHIBIT TITLE
-------  -----------------------------------------------------------------------
2.1 Purchase Agreement, dated June 18, 2007, by and among National Coal Corp., Mann Steel Products, Inc., Frank C. Mann, II and William T. Mann. (1)

2.2 Amendment to Purchase Agreement, dated August 22, 2007, by and among National Coal Corp., Mann Steel Products, Inc., Frank C. Mann, II and William T. Mann. (2)

2.3 Assignment and Second Amendment, dated October 15, 2007, by and among National Coal Corp., NCC Corp., Mann Steel Products, Inc., Frank C. Mann, II and William T. Mann. (2)

2.4 Asset Purchase Agreement, dated February 8, 2008, between National Coal Corporation and Xinergy Corp. (3)

2.5      Letter   Agreement  from  Neuberger   Berman,   LLC  to  National  Coal
         Corporation regarding the Exchange of Notes for Common Stock, dated February 22, 2008. (4)

3.1      Articles of  Incorporation of National Coal Corp. dated August 8, 1995.
         (5)

3.1.1 Articles of Amendment to the Articles of Incorporation of National Coal Corp. dated August 10, 1995. (5)

3.1.2 Articles of Amendment to the Articles of Incorporation of National Coal Corp. dated January 4, 1996. (5)

3.1.3 Articles of Amendment to the Articles of Incorporation of National Coal Corp. dated July 17, 2003, filed August 4, 2003. (6)

3.1.4 Articles of Amendment to the Articles of Incorporation of National Coal Corp. dated August 27, 2004, filed August 31, 2004. (7)

3.1.5 Articles of Amendment to the Articles of Incorporation of National Coal Corp. dated January 10, 2005, filed January 12, 2005. (7)

3.2      Amended and Restated Bylaws of National Coal Corp. (7)

4.1      Amended and Restated 2004 National Coal Corp. Option Plan. (8)

4.2 Indenture dated as of December 29, 2005 among National Coal Corp., its subsidiaries, and WellsFargo Bank, National Association, a national banking association, as trustee. (9)

4.3 Security Agreement dated as of December 29, 2005, by and among National Coal Corp., its subsidiaries, in favor of Wells Fargo Bank National Association, in its capacity as trustee under the Indenture dated December 29, 2005. (9)

4.4 Debt Registration Rights Agreement, dated as of December 29, 2005 by and between National Coal Corp., its subsidiaries, and Jefferies & Company, Inc. (9)

4.5 Equity Registration Rights Agreement, dated as of December 29, 2005 by and between National Coal Corp. and Jefferies & Company, Inc. (9)

4.6 Warrant Agreement dated as of December 29, 2005 between National Coal Corp., and Wells Fargo Bank, National Association as warrant agent. (9)

4.7 Intellectual Property Security Agreement dated as of December 29, 2005 by and among National Coal Corp., its subsidiaries, in favor of Wells Fargo Bank, N.A. as collateral agent. (9)

EXHIBIT
NUMBER                              EXHIBIT TITLE
-------  -----------------------------------------------------------------------
4.8 Registration Rights Agreement, dated October 19, 2007, between National Coal Corp. and the Holders named therein. (2)

4.9 Warrant Agreement, dated as of October 19, 2007, between National Coal Corp. and the Holders. (2)

4.10 Form of Subscription Agreement, dated February 28, 2007, by and between National Coal Corp. and the investors identified on the signature page therein. (10)

4.11 Form of Registration Rights Agreement, dated February 28, 2007, by and between National Coal Corp. and the investors identified on the signature page therein. (10)

4.12     Registration  Rights  Agreement,   dated  December  27,  2007,  between
         National Coal Corp. and Centaurus Energy Master Fund, LP. (11)

4.13 Warrant Agreement, dated December 31, 2007, between National Coal Corp., Steelhead Offshore Capital, LP, Big Bend 38 Investments L.P. and J-K Navigator Fund, L.P. (12)

10.1     Form of Indemnification Agreement of Registrant. (7)

10.2 Preferred Stock and Warrant Purchase Agreement by and between National Coal Corp. and the persons listed on Schedule I thereto, with respect to Registrant's Series A Cumulative Convertible Preferred Stock and Warrants to Purchase Common Stock dated August 31, 2004, including Form of Warrant. (3)

10.3 Investor Rights Agreement by and between National Coal Corp. and the Purchasers listed on Schedule I thereto, dated August 31, 2004. (7)

10.4 Amended Employment Agreement by and between National Coal Corporation and Jon E. Nix dated October 1, 2004. (7)*

10.4.1   Separation   Agreement   among  National  Coal  Corp.,   National  Coal
         Corporation and Jon E. Nix, dated September 11, 2006. (13)*

10.5 Employment Agreement by and between National Coal Corporation and T. Michael Love, dated November 14, 2005. (9)*

10.5.1 Separation Agreement, dated as of November 28, 2007, between T. Michael Love and National Coal Corp. (14)*

10.5.2 Consulting Agreement, dated as of November 28, 2007, between T. Michael Love and National Coal Corp. (14)*

10.6 Employment Agreement by and between National Coal Corporation and Kenneth Hodak, dated September 20, 2005. (9)*

10.7 Amended Employment Agreement by and between National Coal Corporation and Charles W. Kite dated September 16, 2004. (7)*

10.8 Amended Employment Agreement by and between National Coal Corporation and Joseph A. Davis, Jr. dated September 16, 2004. (7)*

10.9 Amended Employment Agreement by and between National Coal Corporation and William R. Snodgrass dated October 1, 2004. (7)*

10.10 Form of Note and Warrant Purchase Agreements by an among National Coal Corp., National Coal Corporation, and each of Crestview Capital Master, LLC, Big Bend Investments, L.P., and CCA (US) Fund I, L.P., dated March 10, 2005, including form of Secured Promissory Note and form of Common Stock Purchase Warrant attached as exhibits thereto. (15)

10.11 Form of Amendment Number One to Secured Promissory Note by and between National Coal Corporation, and each of Crestview Capital Master, LLC, Big Bend Investments, L.P., and CCA (US) Fund I, L.P., dated August 10, 11 and 12, 2005, respectively. (16)

EXHIBIT
NUMBER                              EXHIBIT TITLE
-------  -----------------------------------------------------------------------
10.12 Security Agreement by and between National Coal Corporation and Crestview Capital Master, LLC as agent for itself, Big Bend Investment, L.P. and CCA (US) Fund I, L.P., dated March 10, 2005. (15)

10.13 Continuing and Unconditional Guaranty of National Coal Corp., dated March 10, 2005, guaranteeing full payment and performance of the Notes issued by National Coal Corporation and the Security Agreement executed by National Coal Corporation pursuant to the Note and Warrant Purchase Agreements dated March 10, 2005. (15)

10.14 Installment Sale Contract by and between National Coal Corporation and Whayne Supply Company, effective July 1, 2005. (16)

10.15 Installment Sale Contract by and between National Coal Corporation and Stowers Machinery Corporation (twenty vehicles), effective July 1, 2005. (16)

10.16 Installment Sale Contract by and between National Coal Corporation and Stowers Machinery Corporation (three vehicles), effective July 1, 2005.
         (16)

10.17 Asset Purchase Agreement (Baldwin Facility), dated as of May 8, 2005, by and between National Coal Corporation and LCC Tennessee, LLC. (16)

10.18 Separation Agreement by and between the Company and Robert Chmiel, dated March 21, 2005. (15)*

10.19 Separation Agreement between National Coal Corp. and Mark A. Oldham, dated November 14, 2005. (9)*

10.20 Employment Agreement, dated May 25, 2006, by and among National Coal Corporation, National Coal Corp., and Daniel A. Roling. (17)*

10.21 Credit Agreement, dated October12, 2006, among National Coal Corp., National Coal Corporation, the Lenders, and Guggenheim Corporate Funding, LLC. (18)

10.22 Security and Guarantee Agreement, dated October 12, 2006, among National Coal Corporation, National Coal Corp., Subsidiary Grantors and Guggenheim Corporate Funding, LLC. (18)

10.23 Intercreditor Agreement, dated as of October 12, 2006, by and between Guggenheim Corporate Funding LLC, and Wells Fargo Bank, N.A., and acknowledged and agreed to by National Coal Corporation, National Coal Corp., and Guarantors. (18)

10.24 Form of Subscription Agreement between National Coal Corp. and the Investors to be named therein. (2)

10.25 Note Purchase Agreement, dated October 19, 2007, by and among National Coal of Alabama, Inc., TCW Energy Fund XIV, L.P., TCW Energy Fund XIV-A, L.P., TCW Energy Fund XIV (Cayman), L.P., and TCW Asset Management Company as Administrative Agent. (2)

10.26 Security Agreement, dated October 19, 2007, by and among National Coal of Alabama, Inc., the Grantors named therein and TCW Asset Management Company as Administrative Agent. (2)

10.27 Waiver and Amendment No. 3, dated as of October 19, 2007 to the Credit Agreement, dated as of October 12, 2006 (as previously amended), among National Coal Corp., National Coal Corporation, the Lenders party thereto, and Guggenheim Corporate Funding, LLC, as administrative agent. (2)

EXHIBIT
NUMBER                              EXHIBIT TITLE
-------  -----------------------------------------------------------------------
10.28 Amendment, dated as of March 30, 2007, to the Credit Agreement, dated as of October 12, 2006, among National Coal Corp., National Coal
         Corporation, the Lenders party thereto from time to time, and Guggenheim Corporate Funding, LLC, as administrative agent and as collateral agent for the Lenders. (19)

10.29 Waiver dated as of November 16, 2007 to the Credit Agreement among National Coal Corp., National Coal Corporation, and the lenders party thereto. (20)

10.30 Employment Offer Letter, dated November 28, 2007, between Michael Castle and National Coal Corp. (14)*

10.31 Form of Subscription Agreement, dated December 20, 2007, between National Coal Corp. and each of the GR Fund Investors. (11)

10.32 Subscription Agreement, dated December 27, 2007, between National Coal Corp. and Centaurus Energy Master Fund, LP. (11)

14.1     National Coal Corp. Code of Ethical Conduct. (21)

21.1     Subsidiaries of National Coal Corp.

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

32.1 Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
         Section 906 of the Sarbanes-Oxley Act of 2002.
-------------
* Indicates a management contract or compensatory plan.

(1) Incorporated by reference to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2006.

(2) Incorporated by reference to our Current Report on Form 8-K, filed on October 25, 2007.

(3) Incorporated by reference to our Current Report on Form 8-K, filed February 12, 2008.

(4) Incorporated by reference to our Current Report on Form 8-K, filed February 28, 2008.

(5) Incorporated by reference to our Registration Statement on Form 10-SB filed June 25, 1999.

(6) Incorporated by reference to our Current Report on Form 8-K, filed August 7, 2003.

(7) Incorporated by reference to our Registration Statement on Form SB-2 (File No. 333-120146).

(8) Incorporated by reference to our Current Report on Form 8-K filed on July 27, 2007.

(9) Incorporated by reference to our Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

(10) Incorporated by reference to our Registration Statement on Form S-3 (File No. 333-142403).

(11) Incorporated by reference to our Current Report on Form 8-K, filed December 28, 2007.

(12) Incorporated by reference to our Current Report on Form 8-K, filed January 3, 2008.

(13) Incorporated by reference to our Current Report on Form 8-K, dated September 11, 2006.

(14) Incorporated by reference to our Current Report on Form 8-K, filed December 3, 2007.

(15) Incorporated by reference to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005.

(16) Incorporated by reference to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005.

(17) Incorporated by reference to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2006.

(18) Incorporated by reference to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2006.

(19) Incorporated by reference to our Current Report on Form 8-K, filed April 3, 2007.

(20) Incorporated by reference to our Current Report on Form 8-K, filed November 21, 2007.

(21) Incorporated by reference to our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004.