Form 10-Q
period 2008-03-31
NATIONAL COAL CORP
filed 2008-05-15
CIK 1089575

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 2008

                                       or

[_] Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

       For the transition period from ______________ to _________________.

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [_]                       Accelerated filer         [_]

Non-accelerated filer   [_]                       Smaller reporting company [X]
(Do not check if smaller reporting company)

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [_] No [X]

         As of May 13, 2008, the issuer had 31,151,931 shares of common stock, par value $.0001 per share, issued and outstanding.

================================================================================

                               NATIONAL COAL CORP.
                               INDEX TO FORM 10-Q

                                                                            PAGE
                                                                            ----

PART I   FINANCIAL INFORMATION.................................................3

Item 1.  Financial Statements..................................................3

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations..................................19

Item 3.  Quantitative and Qualitative Disclosures About Market Risk...........30

Item 4T. Controls and Procedures..............................................30

PART II  OTHER INFORMATION....................................................31

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds..........31

Item 6.  Exhibits.............................................................31

                         PART I: FINANCIAL INFORMATION

ITEM 1.  FINANCIAL  STATEMENTS

                              NATIONAL COAL CORP.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                            MARCH 31,       DECEMBER 31,
                                                                              2008            2007(1)
                                                                          -------------    -------------
ASSETS
Current assets
   Cash and cash equivalents ..........................................   $   9,967,265    $   9,854,351
   Accounts receivable ................................................       6,886,099        8,787,046
   Receivable from sale of Straight Creek properties ..................       5,050,000             --
   Inventory ..........................................................       2,111,515        2,946,101
   Prepaid and other current assets ...................................       2,420,059        1,951,827
                                                                          -------------    -------------
        Total current assets ..........................................      26,434,938       23,539,325

   Property, plant, equipment and mine development, net ...............      89,089,080      108,880,599
   Deferred financing costs ...........................................       5,650,862        6,669,703
   Restricted cash ....................................................      29,419,504       29,115,383
   Other non-current assets ...........................................       1,104,038        1,049,991
                                                                          -------------    -------------
        Total Assets ..................................................   $ 151,698,422    $ 169,255,001
                                                                          =============    =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
   Current maturities of long-term debt ...............................   $   7,900,453    $  15,453,230
   Current installments of obligations under capital leases ...........         127,219          157,062
   Current portion of asset retirement obligations ....................         582,887        1,310,344
   Accounts payable and accrued expenses ..............................      18,000,432       12,759,593
                                                                          -------------    -------------
        Total current liabilities .....................................      26,610,991       29,680,229

   Long-term debt, less current maturities, net of discount ...........     110,545,974      114,350,348
   Obligations under capital leases, less current installments ........          82,750           74,688
   Asset retirement obligations, less current portion .................       6,606,530        8,954,343
   Deferred revenue ...................................................       1,491,268        1,553,806
   Other non-current liabilities ......................................       4,697,871        5,126,231
                                                                          -------------    -------------
        Total Liabilities .............................................     150,035,384      159,739,645
                                                                          -------------    -------------

Commitments and contingencies (Note 15)

Stockholders' equity
   Series A convertible preferred  stock, $.0001 par value; 8% coupon;
     1,611 shares authorized; 133.33 and 356.44 shares issued and
     outstanding at March 31, 2008 and December 31, 2007, respectively.            --               --
   Common  stock, $.0001 per value; 80 million shares authorized;
     28,819,931 and 27,698,792 shares issued and outstanding at March
     31, 2008 and December 31, 2007, respectively .....................           2,882            2,770
   Additional paid-in capital .........................................      86,195,972       83,309,703
   Accumulated deficit ................................................     (84,535,816)     (73,797,117)
                                                                          -------------    -------------
        Total stockholders' equity ....................................       1,663,038        9,515,356
                                                                          -------------    -------------
        Total Liabilities and Stockholders' Equity ....................   $ 151,698,422    $ 169,255,001
                                                                          =============    =============

---------------
(1) Derived from audited financials.

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                              NATIONAL COAL CORP.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                                THREE MONTHS
                                                               ENDED MARCH 31,
                                                        ----------------------------
                                                            2008            2007
                                                        ------------    ------------
Revenues
  Coal sales ........................................   $ 35,483,441    $ 18,813,897
  Other revenues ....................................        185,306         221,048
                                                        ------------    ------------
     Total revenues .................................     35,668,747      19,034,945
                                                        ------------    ------------

Expenses
  Cost of sales .....................................     34,749,529      17,593,913
  Depreciation, depletion, amortization and accretion      4,812,256       3,628,596
  General and administrative ........................      1,824,622       2,078,897
                                                        ------------    ------------
     Total operating expenses .......................     41,386,407      23,301,406
                                                        ------------    ------------

Operating loss ......................................     (5,717,660)     (4,266,461)
                                                        ------------    ------------

Other income (expense)
  Interest expense ..................................     (4,888,790)     (2,104,348)
  Interest income ...................................        228,910         298,637
  Income from joint venture .........................        202,016            --
  Other (expense) income, net .......................       (682,976)        110,654
                                                        ------------    ------------
     Total other income (expense) ...................     (5,140,840)     (1,695,057)
                                                        ------------    ------------

Loss before income taxes ............................    (10,858,500)     (5,961,518)

Income tax benefit ..................................        119,801            --
                                                        ------------    ------------

Net loss ............................................    (10,738,699)     (5,961,518)

Preferred stock dividend ............................        (39,889)       (207,875)
                                                        ------------    ------------

Net loss attributable to common shareholders ........   $(10,778,588)   $ (6,169,393)
                                                        ============    ============

Basic net loss per common share .....................   $      (0.38)   $      (0.35)
                                                        ============    ============

Diluted net loss per common share ...................   $      (0.38)   $      (0.35)
                                                        ============    ============

Weighted average common shares ......................     28,383,513      17,509,633
                                                        ============    ============

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                               NATIONAL COAL CORP.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                               THREE MONTHS
                                                                              ENDED MARCH 31,
                                                                       ----------------------------
                                                                           2008            2007
                                                                       ------------    ------------
Cash Flows from Operating Activities
  Net loss .........................................................   $(10,738,699)   $ (5,961,518)
  Adjustments to reconcile net loss to net cash flows provided by
     (used in) operating activities:
     Depreciation, depletion, amortization and accretion ...........      4,812,256       3,628,596
     Deferred income tax benefit ...................................       (119,801)           --
     Amortization of deferred financing costs ......................        366,815         172,211
     Amortization of debt discount .................................        805,626         161,331
     Gain on disposal of assets ....................................           --          (164,457)
     Loss on sale of Straight Creek properties .....................        381,247            --
     Loss on extinguishment of debt ................................        454,811          50,720
     Income from joint venture .....................................       (202,016)           --
     Settlement of asset retirement obligations ....................        (93,461)       (191,514)
     Non-cash compensation:
       Stock option expense ........................................        241,076         234,875
       Related party option expense ................................           --           434,493
     Changes in operating assets and liabilities:
       Accounts receivable .........................................      1,718,281         457,317
       Inventory ...................................................        415,649      (2,285,648)
       Prepaid and other current assets ............................       (519,952)        170,108
       Other non-current assets ....................................         88,083          27,903
       Accounts payable and accrued expenses .......................      5,232,266      (2,079,607)
       Deferred revenue ............................................        (62,538)       (128,611)
       Other non-current liabilities ...............................        (56,321)         66,117
                                                                       ------------    ------------
         Net cash flows provided by (used in) operating activities..      2,723,322      (5,407,684)
                                                                       ------------    ------------

Cash Flows from Investing Activities
  Capital expenditures .............................................       (675,781)     (1,358,241)
  Proceeds from sale of equipment and mine development .............      5,661,399       1,040,932
  Increase in restricted cash ......................................       (362,686)       (200,864)
  Increase in prepaid royalties ....................................       (389,294)       (290,134)
                                                                       ------------    ------------
     Net cash flows provided by (used in) investing activities .....      4,233,638        (808,307)
                                                                       ------------    ------------

Cash Flows from Financing Activities
  Proceeds from issuance of common and preferred stock .............           --        13,950,000
  Proceeds from issuance of notes payable ..........................           --           441,077
  Proceeds from borrowings on Term Loan Credit Facility ............           --         2,000,000
  Repayments on notes payable ......................................     (1,806,053)     (1,664,548)
  Repayments of capital leases .....................................        (21,781)       (604,747)
  Repayments on Term Loan Credit Facility ..........................     (5,000,000)           --
  Payments for deferred financing costs ............................        (16,212)        (25,346)
  Dividends paid ...................................................           --          (371,317)
                                                                       ------------    ------------
     Net cash flows (used in) provided by financing activities .....     (6,844,046)     13,725,119
                                                                       ------------    ------------

NET INCREASE IN CASH ...............................................        112,914       7,509,128
Cash and cash equivalents at beginning of period ...................      9,854,351       2,180,885
                                                                       ------------    ------------
Cash and cash equivalents at end of period .........................   $  9,967,265    $  9,690,013
                                                                       ============    ============




Supplemental disclosures
  Interest paid in cash ............................................   $  1,139,183    $    313,929
  Non-cash investing and financing transactions:
     Series A preferred stock converted to common stock ............      3,346,650       1,200,000
     Preferred stock dividends converted to common stock ...........        131,712            --
     10.5% Senior Secured Notes exchanged for common stock .........      2,719,596            --
     Equipment acquired via installment purchase obligations and
       notes payable ...............................................         73,832         250,338
     Equipment acquired via capital leases .........................           --           248,900
     Asset retirement obligations incurred .........................        158,300            --
     Sale of Straight Creek properties .............................      5,050,000            --

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                               NATIONAL COAL CORP.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.       BASIS OF PRESENTATION

         The unaudited condensed consolidated financial statements do not include footnotes and certain financial information normally presented annually under accounting principles generally accepted in the United States of America and should, therefore, be read in conjunction with the Annual Report on Form 10-K of National Coal Corp. (the "Company") for the year ended December 31, 2007. The accompanying unaudited condensed consolidated financial statements reflect all adjustments that, in the opinion of management, are considered necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year-end. The results of operations for the quarter ended March 31, 2008 are not necessarily indicative of results that can be expected for the fiscal year.

         The accompanying financial statements reflect the Company's and its wholly-owned subsidiaries', including National Coal of Alabama, Inc. which was acquired on October 19, 2007, financial position and results of operations on a consolidated basis. All intercompany transactions and balances have been eliminated in consolidation. Investments in business entities in which the Company and its subsidiaries do not have control but have the ability to exercise significant influence over the operating and financial policies, are accounted for under the equity method.

         At March 31, 2008, the Company had cash and cash equivalents of approximately $10.0 million, negative working capital of approximately $176,000, and cash flows provided by operations of approximately $2.7 million for the three months then ended. Operations have not always generated positive cash flows in the past and the ability to do so during the remainder of 2008 is not assured. At March 31, 2008, the Company had shareholders' equity of $1.7 million and incurred net losses of $10.7 million (excluding preferred stock dividends) for the three months then ended. Management expects that the Company may continue to incur net losses into the foreseeable future which would decrease shareholders' equity and could lead to an eventual shareholders' deficit.

         The Company invested approximately $750,000 in equipment and mine development during the three months ended March 31, 2008 including $74,000 purchased through equipment financing arrangements. Management intends to make approximately $15.5 million of additional capital expenditures during 2008 to expand operations and an additional approximately $900,000 to maintain existing assets.

         The Company's operating plan for the remainder of 2008 includes cash receipts from sales committed under contracts or open purchase order arrangements with long time customers, the release of approximately $7.0 million of restricted cash from the March 31, 2008 sale of our Southeast Kentucky properties, and the sale of common stock adequate to cover all planned commitments. In early 2008, management successfully renegotiated an existing coal supply agreement resulting in an increased selling price per ton. Management is presently in discussions with other customers on other coal supply agreements and intends to pursue other opportunities as they arise during the remainder of 2008. However, if the Company is unable to execute its operating plan successfully, it may not be able to meet its liquidity requirements and will need to raise additional cash or discontinue operations at some facilities. Management intends to pursue a $10 million revolver type credit facility in the second calendar quarter of 2008 to provide additional working capital as needed.

         On May 12, 2008, the Company completed the sale of 2,332,000 shares of common stock at a price of $4.65 per share in a private placement for gross proceeds to the Company of $10,843,800. Daniel Roling, Michael Castle, and

                               NATIONAL COAL CORP.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED
                                   (UNAUDITED)


William Snodgrass, executive officers of the Company, participated in the offering and acquired an aggregate of 55,000 of the shares. Management intends to use the net proceeds received from the sale to facilitate new mine development including equipment acquisitions and for general working capital purposes.

2.       RECENT ACCOUNTING PRONOUNCEMENTS

         The Company adopted Statement of Financial Accounting Standards No. 157, FAIR VALUE MEASUREMENTS ("SFAS 157"), and Statement of Financial Accounting Standards No. 159, THE FAIR VALUE OPTION FOR FINANCIAL LIABILITIES - INCLUDING AN AMENDMENT OF FASB STATEMENT NO. 115 ("SFAS 159") on January 1, 2008. The adoptions of SFAS 157 and SFAS 159 did not have a material impact on the Company's financial position or results of operations.

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

3.       SALE OF STRAIGHT CREEK PROPERTIES

         On March 31, 2008, the Company's wholly-owned subsidiary, National Coal Corporation, completed the sale of the real and personal property assets that comprise its Straight Creek mining operations in Bell, Leslie and Harlan
Counties, Kentucky to Xinergy Corp. ("Xinergy") for $11.0 million in cash in accordance with the terms and conditions of a Purchase Agreement entered into among the parties on February 8, 2008 (the "Purchase Agreement"). In addition to the receipt of the purchase price for the assets, the transaction will result in the subsequent release of approximately $7.0 million in restricted cash that was previously pledged to secure reclamation bonds and other liabilities associated with the Straight Creek mining operations, and relieved the Company of approximately $3.6 million in reclamation liabilities, and approximately $2.6 million of equipment related debt which were assumed by Xinergy in the transaction. The sale included property, plant, equipment, and mine development with a net book value of approximately $16.1 million. After a negative working capital adjustment of approximately $288,000, the transaction resulted in a loss of approximately $381,000 which is reflected in OTHER (EXPENSE) INCOME, NET on the Company's condensed consolidated statement of operations for the three months ended March 31, 2008. Partial proceeds were received by the Company at the time of closing due to an error in wiring instructions resulting in a receivable of $5,050,000 at March 31, 2008 which was subsequently received on April 2, 2008.

         The Company's Straight Creek mining operations recognized revenues of $5.0 million and $9.6 million and operating losses of $2.3 million and $563,000 on sales of 99,669 and 187,095 tons of coal during the three months ended March 31, 2008 and 2007, respectively. Pursuant to a Contract Mining and Services

                               NATIONAL COAL CORP.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED
                                   (UNAUDITED)


Agreement dated April 1, 2008, the Company will provide highwall mining services to Xinergy at the Company's former properties in Southeast Kentucky for a period of up to twenty-four months.

         Xinergy was founded and is controlled by Jon Nix, who is a founder, significant stockholder, and former officer and director of the Company. Mr. Nix served as a director of the Company from January 2003 until July 2007, and as Chairman of the Board from March 2004 until July 2007. Mr. Nix also served as the Company's President and Chief Executive Officer from January 2003 until August 2006. He is married to the stepdaughter of the Company's General Counsel, Charles Kite. At April 2, 2008, based on reports Mr. Nix had filed with the Securities and Exchange Commission, Mr. Nix beneficially owned 3,626,138 shares of the Company's common stock, representing approximately 14% of the outstanding common stock as of such date.

4.       INVENTORY

         Inventory consists of the following:

                                             MARCH 31,     DECEMBER 31,
                                               2008            2007
                                           ------------    ------------
         Coal .........................    $  1,995,815    $  2,830,926
         Tires ........................         115,700         115,175
                                           ------------    ------------
            Inventory .................    $  2,111,515    $  2,946,101
                                           ============    ============

5.       PROPERTY, PLANT, EQUIPMENT AND MINE DEVELOPMENT, NET

         Property, plant, equipment and mine development is as follows:

                                                                MARCH 31,      DECEMBER 31,
                                                                  2008             2007
                                                             -------------    -------------
Furniture and office equipment ...........................   $     288,654    $     468,178
Mining equipment and vehicles ............................      67,700,409       77,625,779
Land and buildings .......................................       4,012,538        6,764,479
Mineral rights ...........................................      40,518,618       48,487,494
Mine development .........................................       8,705,051       12,955,114
Construction in progress .................................         636,479        1,268,512
                                                             -------------    -------------
    Total property, plant, equipment and mine development      121,861,749      147,569,556
Less accumulated depreciation, depletion and amortization      (32,772,669)     (38,688,957)
                                                             -------------    -------------
     Property, plant, equipment and mine development, net    $  89,089,080    $ 108,880,599
                                                             =============    =============

         Mining equipment includes  approximately $493,000 and $493,000 of gross
assets  under  capital   leases  at  March  31,  2008  and  December  31,  2007,
respectively.

         Depreciation expense for the three months ended March 31, 2008 and 2007 was approximately $3,459,000 and $3,068,000, respectively.

         On March 31, 2008, the Company's wholly-owned subsidiary, National Coal Corporation, completed the sale of the Straight Creek, Kentucky properties, including property, plant, equipment, and mine development with a net book value of approximately $16.1 million. See Note 3, SALE OF STRAIGHT CREEK PROPERTIES.

                               NATIONAL COAL CORP.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED
                                   (UNAUDITED)


6.       OTHER NON-CURRENT ASSETS

         Other non-current assets are as follows:

                                                      MARCH 31,     DECEMBER 31,
                                                        2008            2007
                                                    ------------    ------------

Prepaid royalties ..............................    $    787,200    $    935,168
Investment in joint venture ....................         316,838         114,823
                                                    ------------    ------------
Total other non-current assets .................    $  1,104,038    $  1,049,991
                                                    ============    ============


         At March 31, 2008 and December 31, 2007, the Company, through its subsidiary, National Coal of Alabama, Inc., held an investment totaling $316,838 and $114,823, respectively, representing a 49% interest in Powhatan Dock, LLC ("Powhatan") which operates a barge loadout in Alabama. The Company accounts for its joint venture investment in Powhatan, which was acquired in the fourth quarter of 2007, using the equity method. Powhatan recorded revenues of $1,275,419 and net income of $412,277 during the three months ended March 31, 2008.

7.       ACCOUNTS PAYABLE AND ACCRUED EXPENSES

         Accounts payable and accrued expenses are as follows:

                                                       MARCH 31,    DECEMBER 31,
                                                         2008           2007
                                                     ------------   ------------

Accounts payable .................................   $ 10,553,151   $ 10,579,615
Accrued payroll and related taxes ................        604,799        528,868
Accrued interest .................................      4,026,586        326,979
Accrued insurance premiums .......................         64,909        229,229
Accrued dividends ................................        154,106        114,216
Royalty obligations ..............................        878,367        774,887
Security deposits received .......................      1,550,493           --
Accrued federal, state and local taxes ...........        168,021        205,799
                                                     ------------   ------------
Total accounts payable and accrued expenses ......   $ 18,000,432   $ 12,759,593
                                                     ============   ============

8.       DEBT AND FINANCING ARRANGEMENTS

         10.5% SENIOR SECURED NOTES DUE 2010

         On February 28, 2008, certain holders of the Company's 10.5% Senior Secured Notes exchanged $3,000,000 in notes plus accrued but unpaid interest of $63,875 for 520,387 shares of the Company's common stock resulting in a gain on extinguishment of debt of approximately $148,000 reflected as a component of OTHER (EXPENSE) INCOME, NET on the Company's condensed consolidated statement of operations.

         TERM LOAN CREDIT FACILITY

         On March 31, 2008 the Company used a portion of the proceeds from the sale of its Straight Creek, Kentucky properties (see Note 3, SALE OF STRAIGHT CREEK PROPERTIES) to repay $5.0 million of the $10.0 million Term Loan Credit

                               NATIONAL COAL CORP.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED
                                   (UNAUDITED)


Facility entered into in October 2006 with Guggenheim Corporate Funding, L.L.C. as administrative agent and accrued interest of $50,000. On April 2, 2008, the Company repaid the remaining $5.0 million and accrued interest of $51,667 which indebtedness otherwise would have matured in December 2008. The repayments resulted in a loss of approximately $570,000 in the three months ended March 31, 2008 and will result in an additional loss of approximately $570,000 in the three months ending June 30, 2008 from the write-off of deferred financing costs associated with the Term Loan Credit facility. The loss of approximately $570,000 for the three months ended March 31, 2008 is reflected in OTHER (EXPENSE) INCOME, NET on the Company's condensed consolidated statement of operations.

         INSTALLMENT PURCHASE OBLIGATIONS AND EQUIPMENT NOTES

         In February and March 2008, the Company entered into new equipment notes with a bank and an equipment manufacturer pursuant to which the Company purchased vehicles with an aggregate principal value of approximately $74,000. These equipment notes require payments over 36 months at fixed interest rates of 7.75%. The obligations under the equipment notes are secured by the vehicles purchased.

         Approximately $2.6 million of installment purchase obligations were assumed by Xinergy as a result of the March 31, 2008 sale of the Company's Straight Creek, Kentucky properties. See Note 3, SALE OF STRAIGHT CREEK PROPERTIES.

         The following table summarizes long-term debt obligations of the Company, excluding capital leases:

                                                      MARCH 31,      DECEMBER 31,
                                                        2008             2007
                                                   -------------    -------------
12.0% Senior Secured Notes, due 2012 ...........   $  60,000,000    $  60,000,000
10.5% Senior Secured Notes, due 2010 ...........      52,000,000       55,000,000
Term Loan Credit Facility, due 2008 ............       5,000,000       10,000,000
Overriding Royalty Interest obligation, due 2023       8,644,931        9,177,273
Installment purchase obligations, due 2010 .....       1,740,757        4,540,801
Installment purchase obligations, due 2009 .....       1,477,479        1,906,271
Installment purchase obligations, due 2008 .....            --            182,463
Equipment notes (7.75%-9.28%), due 2009-2011 ...         148,342           85,146
Equipment note (4.48%), due 2009 ...............          96,520          124,781
Other ..........................................           1,488           51,817
Less unamortized discounts .....................     (10,663,090)     (11,264,974)
                                                   -------------    -------------
                                                     118,446,427      129,803,578
Less current portion of long-term debt .........      (7,900,453)     (15,453,230)
                                                   -------------    -------------
Long-term debt .................................   $ 110,545,974    $ 114,350,348
                                                   =============    =============

9.       LEASES

         The Company leases mining and certain other equipment under noncancelable lease agreements with terms up to five years. Rental expense for equipment under operating lease agreements with initial lease terms of one year or greater was approximately $506,000 and $572,000 for the three months ending March 31, 2008 and 2007, respectively.

         During the first quarter of 2007, the Company entered into a capital lease agreement of $248,900 with an equipment supplier for mining equipment with a comparable value. The lease is for a period of thirty-two months.

                               NATIONAL COAL CORP.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED
                                   (UNAUDITED)


10.      ASSET RETIREMENT OBLIGATIONS

         The following table describes the changes to the Company's asset retirement obligations:

Obligation at December 31, 2007 ..........................         $ 10,264,687
Accretion expense ........................................              469,149
Obligations incurred .....................................              158,300
Obligations settled ......................................              (93,461)
Obligations disposed .....................................           (3,609,258)
                                                                   ------------
Obligation at March 31, 2008 .............................            7,189,417
Current portion ..........................................             (582,887)
                                                                   ------------
Long-term liability at March 31, 2008 ....................         $  6,606,530
                                                                   ============

11.      STOCKHOLDERS' EQUITY

         During  the three  months  ended  March 31,  2008 and 2007,  holders of
223.11 and 80.00 shares of Series A cumulative convertible preferred stock with liquidation preferences totaling approximately $3,346,650 and $1,200,000 plus accrued dividends of $131,712 and $0, converted their shares into 600,753 and 200,000 shares of common stock, respectively.

         The Company's comprehensive losses as defined by SFAS No. 130, REPORTING COMPREHENSIVE INCOME, are the same as the net losses reported.

12.      INCOME TAXES

         The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes ("SFAS 109"). Under the asset and liability method of SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.

         During the three months ended March 31, 2008, the Company recorded a reduction to deferred tax liabilities to reflect necessary adjustments to its initial purchase accounting entries pursuant to the Company's October 2007 purchase of Mann Steel Products, Inc. The adjustment decreases by $257,433 its deferred tax liabilities and its mineral rights and property and equipment valuations.

         At March 31, 2008, the Company had federal and state net operating loss ("NOL") carryforwards of $61.7 million and $68.1 million, respectively, that will begin to expire in 2019. The use of deferred tax assets including federal net operating losses and credits are limited to future taxable earnings. Based on the required analysis of future taxable income under the provisions of SFAS 109, management believes that there is not sufficient evidence at March 31, 2008 indicating that the results of operations will generate sufficient taxable income to realize the net deferred tax asset in years beyond 2008. As a result, a valuation allowance has been provided for the entire net deferred tax asset related to future years, including loss and credit carryforwards.

         The Company accounts for tax contingency accruals under the provisions of Interpretation No. 48, ACCOUNTING FOR UNCERTAINTY IN INCOME TAXES -- AN INTERPRETATION OF FASB STATEMENT NO. 109 ("FIN 48") The Company's tax contingency accruals are reviewed quarterly and can be adjusted in light of changing facts and circumstances, such as the progress of tax audits, case law and emerging legislation. Adjustments to the tax contingency accruals are recorded in the period in which the new facts or circumstances become known, therefore the accruals are subject to change in future periods and such change, if it were to occur, could have a material adverse effect on the Company's results of operations.

                               NATIONAL COAL CORP.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED
                                   (UNAUDITED)


         It is the Company's policy to recognize accrued interest and penalties related to its tax contingencies as income tax expense. The Company has no material unrecognized tax benefits or any known material tax contingencies at March 31, 2008. The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal examinations or state and local income tax examinations by tax authorities for years before 2003.

13.      EARNINGS (LOSS) PER SHARE

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

         For the three months ended March 31, 2008 and 2007, 1,471,250 and 1,867,897 potentially dilutive shares of the Company from warrants, convertible preferred stock and stock options were not included in the computation of diluted loss per share because to do so would be anti-dilutive.

         The computations for basic and diluted earnings or loss per share from continuing operations for the three months ended March 31 are as follows:

                                                       THREE MONTHS ENDED
                                                            MARCH 31,
                                                  -----------------------------
                                                      2008             2007
                                                  ------------     ------------
Numerator:
Net loss .....................................    $(10,738,699)    $ (5,961,518)
Preferred dividends ..........................         (39,889)        (207,875)
                                                  ------------     ------------
Numerator for basic and diluted ..............    $(10,778,588)    $ (6,169,393)
                                                  ============     ============

Denominator:
Weighted average shares - basic ..............      28,383,513       17,509,633
Effect of warrants ...........................       1,000,000             --
Effect of convertible preferred shares .......            --          1,787,460
Effect of stock options ......................         471,250           80,437
                                                  ------------     ------------
Adjusted weighted average shares - diluted ...      29,854,763       19,377,530
                                                  ============     ============

Net loss per share - basic ...................    $      (0.38)    $      (0.35)
                                                  ============     ============

Net loss per share - diluted .................    $      (0.38)    $      (0.35)
                                                  ============     ============

14.      STOCK-BASED COMPENSATION PLANS

         The Company's 2004 Option Plan (the "Plan") was authorized by the Board of Directors of the Company in March 2004, and amended in January 2005. Under the terms of the Plan, stock options may be granted to officers, directors,

                               NATIONAL COAL CORP.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED
                                   (UNAUDITED)


employees, and others. At March 31, 2008, 4,450,000 shares of common stock were authorized for issuance under the Plan. Shares subject to awards that expire unexercised or are otherwise terminated, again become available for awards. Upon exercise, stock is issued from unissued or treasury shares. The grant price of an option under the Plan may not be less than the fair market value of the common stock subject to such option on the date of grant. Options have a maximum life of ten years and generally vest 25% per year over a four year period.

         During the three months ended March 31, 2008 and 2007, the Company recognized $241,076 and $234,875 of compensation expense related to stock options, respectively.

         The fair value of each option was estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

                                                      THREE MONTHS
                                                     ENDED MARCH 31,
                                                  --------------------
                                                    2008        2007
                                                  --------    --------
         Expected term (years) ................       6.25        6.25
         Risk-free interest rates .............       3.20%       4.69%
         Expected dividend yield ..............       0.00%       0.00%
         Expected volatility ..................      50.38%      53.07%

         The risk-free interest rate is based on the U.S. Treasury rate for the expected life at the time of grant, volatility is based on the average long-term implied volatilities of peer companies as the Company's trading history is limited, and the expected term is determined using the SIMPLIFIED method as accepted under Securities and Exchange Commission Staff Accounting Bulletin No. 110 assuming a ten-year original contract term and graded vesting over four years. The weighted-average grant-date fair value of options issued during the three months ended March 31, 2008 and 2007 were $2.73, and $3.67, respectively. There were no options exercised during the three months ended March 31, 2008 and 2007.

         The following table summarizes activity under the Plan for the three months ended March 31, 2008:

                                                                          WEIGHTED
                                                                           AVERAGE
                                                           WEIGHTED       REMAINING
                                                            AVERAGE      CONTRACTUAL    AGGREGATE
                                            OPTIONS        EXERCISE         TERM        INTRINSIC
                                          OUTSTANDING        PRICE       (IN YEARS)    VALUE ($000)
                                         ------------    ------------   ------------   ------------
Outstanding at December 31, 2007 .....      1,565,625    $       6.22           8.19   $  1,053,320
Granted ..............................        121,500            5.22
Exercised ............................           --                                            --
Forfeited ............................        (38,500)           6.82
Expirations ..........................           --                                            --
                                         ------------    ------------   ------------   ------------
Outstanding at March 31, 2008 ........      1,648,625    $       6.13           8.09   $    881,680
                                         ============
Vested or expected to vest
  at March 31, 2008 ..................      1,484,989    $       6.11           8.00   $    785,520
                                         ============
Exercisable ..........................        774,750    $       5.90           7.25   $    369,438
                                         ============

         As of March 31, 2008, there was $1,758,594 of total unrecognized compensation cost related to non-vested stock options granted under the Plan. That cost is expected to be recognized over a weighted average period of 2.7

                               NATIONAL COAL CORP.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED
                                   (UNAUDITED)


years. The total fair value of shares vested during the three months ended March 31, 2008 and 2007 was $597,432 and $593,006, respectively.

         During the first quarter of 2007, the Board of Directors agreed to a modification of stock option agreements as they apply to independent directors. Previously, at such time as an independent director ceased to serve on the Board, his vested options outstanding at that time were exercisable for a period of 90 days. As a result of this modification, this survival period has been extended to 18 months.

         In March 2007, Jon Nix, the former Chairman of the Company's Board of Directors, who is also the former President and CEO, sold to the current President and CEO, Daniel Roling, for $10 the fully vested option to purchase 400,000 shares of National Coal Corp. common stock at $7.00 per share until December 31, 2008. The transaction resulted in $434,493 of additional compensation expense to the Company in the three months ended March 31, 2007.

15.      COMMITMENTS AND CONTINGENCIES

         The Company is made a party to legal actions, claims, arbitration and administrative proceedings from time to time in the ordinary course of business. Management does not expect the outcome of these or other pending or threatened proceedings to have a material impact on the Company's cash flows, results of operations or financial condition.

16.      RELATED PARTY TRANSACTIONS

         See Note 3, SALE OF STRAIGHT CREEK PROPERTIES.

17.      SUPPLEMENTAL GUARANTOR AND NON-GUARANTOR INFORMATION

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

                               NATIONAL COAL CORP.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED
                                   (UNAUDITED)


         The following condensed consolidating financial information sets forth the financial position as of March 31, 2008 and results of operations and cash flows for the three months ended March 31, 2008 of the National Coal Corporation
(NCC) and National Coal of Alabama, Inc. (NCA). NCA was acquired on October 19, 2007.

               SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEETS
                                 MARCH 31, 2008

                                              NCC             NCA          ELIMINATIONS     CONSOLIDATED
                                        -------------    -------------    -------------    -------------
Cash and cash equivalents ...........   $   4,853,665    $   5,113,600    $        --      $   9,967,265
Accounts receivable .................       1,574,103        5,311,996             --          6,886,099
Receivable from sale of Straight
   Creek properties .................       5,050,000             --               --          5,050,000
Inventory ...........................       1,567,118          544,397             --          2,111,515
Prepaid and other current assets ....         795,799        1,624,260             --          2,420,059
                                        -------------    -------------    -------------    -------------
   Total current assets .............      13,840,685       12,594,253             --         26,434,938
                                        -------------    -------------    -------------    -------------

Property, plant, equipment and
   mine development, net ............      32,498,550       56,590,530             --         89,089,080
Deferred financing costs ............       2,268,911        3,381,951             --          5,650,862
Restricted cash .....................      16,815,930       12,603,574             --         29,419,504
Other non-current assets ............      13,659,838          893,038      (13,448,838)       1,104,038
                                        -------------    -------------    -------------    -------------
   Total assets .....................   $  79,083,914    $  86,063,346    $ (13,448,838)   $ 151,698,422
                                        =============    =============    =============    =============

Current maturities of long-term debt    $   7,030,672    $     869,781    $        --      $   7,900,453
Current installments of capital
   lease obligations ................         127,219             --               --            127,219
Current portion of asset retirement
   obligations ......................         367,572          215,315             --            582,887
Accounts payable and accrued expenses      11,229,570        6,770,862             --         18,000,432
                                        -------------    -------------    -------------    -------------
   Total current liabilities ........      18,755,033        7,855,958             --         26,610,991
                                        -------------    -------------    -------------    -------------

Long-term debt, less current
   maturities .......................      51,055,044       59,490,930             --        110,545,974
Capital leases, less current
   installments .....................          82,750             --               --             82,750
Asset retirement obligations, less
   current portion ..................       3,911,386        2,695,144             --          6,606,530
Deferred revenue ....................       1,491,268        1,491,268
Other non-current liabilities .......         393,641        4,304,230             --          4,697,871
                                        -------------    -------------    -------------    -------------
   Total liabilities ................      75,689,122       74,346,262             --        150,035,384
                                        -------------    -------------    -------------    -------------

Preferred stock .....................            --               --               --               --
Common stock ........................           2,882              104             (104)           2,882
Additional paid-in capital ..........      86,195,972       13,448,734      (13,448,734)      86,195,972
Accumulated deficit .................     (82,804,062)      (1,731,754)            --        (84,535,816)
                                        -------------    -------------    -------------    -------------
   Total stockholders' equity .......       3,394,792       11,717,084      (13,448,838)       1,663,038
                                        -------------    -------------    -------------    -------------

   Total liabilities and
      stockholders' equity ..........   $  79,083,914    $  86,063,346    $ (13,448,838)   $ 151,698,422
                                        =============    =============    =============    =============

                               NATIONAL COAL CORP.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED
                                   (UNAUDITED)


          SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

                    FOR THE THREE MONTHS ENDED MARCH 31, 2008

                                         NCC             NCA        ELIMINATIONS    CONSOLIDATED
                                    ------------    ------------    ------------    ------------
Revenues
  Coal sales ....................   $ 15,958,917    $ 19,524,524    $       --      $ 35,483,441
  Other revenues ................        483,621           1,685        (300,000)        185,306
                                    ------------    ------------    ------------    ------------
     Total revenues .............     16,442,538      19,526,209        (300,000)     35,668,747
                                    ------------    ------------    ------------    ------------

Expenses
  Cost of sales .................     18,230,662      16,518,867            --        34,749,529
  Depreciation, depletion,
     amortization and accretion .      3,114,783       1,697,473            --         4,812,256
  General and administrative ....        425,189        (300,000)      1,824,622
                                                                                       1,699,433
                                    ------------    ------------    ------------    ------------
     Total operating expenses ...     23,044,878      18,641,529        (300,000)     41,386,407

                                    ------------    ------------    ------------    ------------
Operating (loss) income .........     (6,602,340)        884,680            --        (5,717,660)
                                    ------------    ------------    ------------    ------------

Other income (expense)
  Interest expense ..............     (2,304,003)     (2,584,787)           --        (4,888,790)
  Interest income ...............        208,536          20,374            --           228,910
  Income from joint venture .....           --           202,016            --           202,016
  Other (expense) income, net ...       (715,400)         32,424            --          (682,976)
                                    ------------    ------------    ------------    ------------
     Total other income (expense)     (2,810,867)     (2,329,973)           --        (5,140,840)

Loss before income taxes ........     (9,413,207)     (1,445,293)           --       (10,858,500)

Income tax benefit ..............           --           119,801            --           119,801
                                    ------------    ------------    ------------    ------------

Net loss ........................   $ (9,413,207)   $ (1,325,492)   $       --      $(10,738,699)
                                    ============    ============    ============    ============

                               NATIONAL COAL CORP.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED
                                   (UNAUDITED)


          SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

                       FOR THE PERIOD ENDED MARCH 31, 2008

                                                                NCC              NCA        ELIMINATIONS   CONSOLIDATED
                                                            ------------    ------------    ------------   ------------
Cash Flows from Operating Activities:
     Net cash flows (used in) provided by operating
        activities ......................................   $ (2,459,030)   $  5,182,352    $       --     $  2,723,322

Cash Flows from Investing Activities:
  Capital expenditures ..................................       (515,329)       (160,452)           --         (675,781)
  Proceeds from sale of equipment and mine development. .      5,661,399            --              --        5,661,399
  Increase in restricted cash ...........................       (362,686)           --              --         (362,686)
  Increase in prepaid royalties .........................       (321,994)        (67,300)           --         (389,294)
                                                            ------------    ------------    ------------   ------------
     Net cash flows provided by (used in) investing
        activities ......................................      4,461,390        (227,752)           --        4,233,638

Cash Flows from Financing Activities:
  Repayments of notes payable ...........................       (933,718)       (872,335)           --       (1,806,053)
  Repayments of capital leases ..........................        (21,781)           --              --          (21,781)
  Repayments of Term Loan Credit Facility ...............     (5,000,000)           --              --       (5,000,000)
  Payments for deferred financing costs .................        (16,212)           --              --          (16,212)
                                                            ------------    ------------    ------------   ------------
     Net cash flows used in financing activities ........     (5,971,711)       (872,335)           --       (6,844,046)

NET INCREASE (DECREASE) IN CASH .........................     (3,969,351)      4,082,265            --          112,914
Cash and cash equivalents at beginning of period ........      8,823,016       1,031,335            --        9,854,351
                                                            ------------    ------------    ------------   ------------
Cash and cash equivalents at end of period ..............   $  4,853,665    $  5,113,600    $       --     $  9,967,265
                                                            ============    ============    ============   ============


Supplemental Disclosures
  Interest paid in cash .................................   $    850,378    $    288,805    $       --     $  1,139,183
Non-cash investing and financing transactions
  Series A preferred stock converted to common stock ....      3,346,650            --              --        3,346,650
  Preferred stock dividends converted to common stock ...        131,712            --              --          131,712
  10.5% Notes, due 2010 exchanged for common stock ......      2,719,596            --              --        2,719,596
  Equipment acquired via installment purchase obligations           --            73,832            --           73,832
  Asset retirement obligations incurred .................        158,300            --              --          158,300
  Sale of Straight Creek properties .....................      5,050,000            --              --        5,050,000


18.      EVENTS SUBSEQUENT TO MARCH 31, 2008

         On May 12, 2008, the Company completed the sale of 2,332,000 shares of common stock at a price of $4.65 per share in a private placement for gross proceeds to the Company of $10,843,800. Daniel Roling, Michael Castle, and
William Snodgrass, executive officers of the Company, participated in the offering and acquired an aggregate of 55,000 of the shares. Management intends to use the net proceeds received from the sale to facilitate new mine development including equipment acquisitions and for general working capital purposes.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The information contained in this Form 10-Q is intended to update the information contained in our Annual Report on Form 10-K for the year ended December 31, 2007 and presumes that readers have access to, and will have read, the "Management's Discussion and Analysis of Financial Condition and Results of Operations" and other information contained in such Form 10-K. The following discussion and analysis also should be read together with our condensed consolidated financial statements and the notes to the condensed consolidated financial statements included elsewhere in this Form 10-Q.

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

         Forward-looking statements speak only as of the date of this quarterly report. You should not put undue reliance on any forward-looking statements. We strongly encourage investors to carefully read the factors described in our Annual Report on Form 10-K for the year ended December 31, 2007 in the section entitled "Risk Factors" for a description of certain risks that could, among other things, cause actual results to differ from these forward-looking statements. We assume no responsibility to update the forward-looking statements contained in this quarterly report on Form 10-Q.

OVERVIEW

         We mine, process and sell high quality bituminous steam coal from mines located in East Tennessee and North Alabama and, until March 31, 2008, in Southeast Kentucky. We own the coal mineral rights to approximately 65,000 acres of land and lease the rights to approximately 15,000 additional acres excluding the Southeast Kentucky properties, known as Straight Creek, sold on March 31, 2008. As of March 31, 2008, our mining complexes included one underground mine, five surface mines, and one highwall mine. In addition, we have two preparation plants, one active and one inactive, and two unit train loading facilities, one active and one inactive, served by the Norfolk Southern ("NS") railroad. We are a minority joint venture partner in a barge loading facility on the Warrior River in North Alabama. We hold permits that allow us to open or re-open seven new mines close to our current operations. As of March 31, 2008, we controlled approximately 28.2 million estimated recoverable tons. During the three months ended March 31, 2008, we generated total revenues of approximately $35.7 million, a net loss of $10.7 million, an EBITDA loss (See EBITDA NOTE below) of $785,603 and sold approximately 597,000 tons of coal. Our goal is to acquire additional mines and increase production from existing reserves as market conditions allow.

         Our revenues have resulted primarily from the sale of coal to electric utility companies in the Southeastern United States. According to the U.S.
Department of Energy, Energy Information Administration, the long-term outlook for coal demand is favorable, as domestic electricity consumption is expected to grow at an average annual rate of 1.1% per year through 2030 with 48% to 49% of that growth provided by coal. International coal consumption is expected to grow by 2.6% through 2015. During the three months ended March 31, 2008, approximately 58.9% of our revenue was generated from coal sales to electric utility companies in the Southeastern United States. Our largest customers were Alabama Power, Georgia Power, and Solutia, Inc., representing approximately 24.5%, 21.9% and 11.8% of our revenues, respectively.

         In the three months ended March 31, 2008, our mines produced approximately 500,000 tons of coal. Approximately 20.5% of our production for the three months ended March 31, 2008 was produced at underground mines and 79.5% was produced at our surface and highwall mine operations. We sell a majority of our coal pursuant to long-term contracts or open purchase order arrangements with long time customers. We plan to pursue additional long-term contracts.

EBITDA DISCLOSURES

         EBITDA is defined  as net loss plus (i) other  (income)  expense,  net,
(ii) interest expense, (iii) depreciation, depletion, accretion and amortization minus (iv) interest income and (v) income from joint ventures. We present EBITDA to enhance understanding of our operating performance. We use EBITDA as a criterion for evaluating our performance relative to that of our peers, including measuring our cost effectiveness and return on capital, assessing our allocations of resources and production efficiencies and making compensation decisions. We believe that EBITDA is an operating performance measure that provides investors and analysts with a measure of our operating performance and permits them to evaluate our cost effectiveness and production efficiencies relative to competitors. In addition, our management uses EBITDA to monitor and evaluate our business operations. However, EBITDA is not a measurement of financial performance under accounting principles generally accepted in the United States of America ("GAAP") and may not be comparable to other similarly titled measures of other companies. EBITDA should not be considered as an alternative to cash flows from operating activities, determined in accordance with GAAP, as indicators of cash flows. The following reconciles our net loss to
EBITDA:

EBITDA RECONCILIATION:                             THREE MONTHS ENDED MARCH 31,
                                                  -----------------------------
                                                      2008             2007
                                                  ------------     ------------

Net loss .....................................    $(10,738,699)    $ (5,961,518)
Other (income) expense, net ..................         682,976         (110,654)
Income from joint venture ....................        (202,016)            --
Interest income ..............................        (228,910)        (298,637)
Interest expense .............................       4,888,790        2,104,348
Depreciation, depletion, amortization and
   accretion .................................       4,812,256        3,628,596
                                                  ------------     ------------
    EBITDA ...................................    $   (785,603)    $   (637,865)
                                                  ============     ============

SALE OF STRAIGHT CREEK MINING OPERATION

         On March 31, 2008, our wholly-owned subsidiary, National Coal Corporation, completed the sale of the real and personal property assets that comprise its Straight Creek mining operations in Bell, Leslie and Harlan
Counties, Kentucky to Xinergy Corp. ("Xinergy") for $11.0 million in cash in accordance with the terms and conditions of a Purchase Agreement entered into among the parties on February 8, 2008 (the "Purchase Agreement"). In addition to the receipt of the purchase price for the assets, the transaction will result in the subsequent release of approximately $7.0 million in restricted cash that was previously pledged to secure reclamation bonds and other liabilities associated with the Straight Creek mining operations, and relieved approximately $3.6 million in reclamation liabilities, and approximately $2.6 million of equipment related debt which were assumed by Xinergy in the transaction. The sale included property, plant, equipment, and mine development with a net book value of approximately $16.1 million. After a negative working capital adjustment of approximately $288,000, the transaction resulted in a loss of approximately $381,000 which is reflected in OTHER (EXPENSE) INCOME, NET on our condensed consolidated statement of operations for the three months ended march 31, 2008. Partial proceeds were received at the time of closing due to an error in wiring instructions resulting in a receivable of $5,050,000 at March 31, 2008 which was subsequently received on April 2, 2008.

         Our Straight Creek mining operations recognized revenues of $5.0 million and $9.6 million and operating losses of $2.3 million and $563,000 on sales of 99,669 and 187,095 tons of coal during the three months ended March 31, 2008 and 2007, respectively. Pursuant to a Contract Mining and Services
Agreement dated April 1, 2008, we will provide highwall mining services to Xinergy at our former properties in Southeast Kentucky for a period of up to twenty-four months.

         On March 31, 2008 we used a portion of the proceeds from the sale to repay $5.0 million of the $10.0 million Term Loan Credit Facility entered into in October 2006 with Guggenheim Corporate Funding, L.L.C. as administrative agent and accrued interest of $50,000. On April 2, 2008, we repaid the remaining $5.0 million and accrued interest of $51,667 which indebtedness otherwise would have matured in December 2008. The repayment resulted in a loss of approximately $570,000 in each of the three months ended March 31, 2008 and the subsequent quarter from the write-off of deferred financing costs associated with the Term Loan Credit facility. The loss is reflected in OTHER (EXPENSE) INCOME, NET on our condensed consolidated statement of operations.

         Xinergy was founded and is controlled by Jon Nix, who is a founder, significant stockholder, and former officer and director of National Coal. Mr. Nix served as a director of National Coal Corp. from January 2003 until July 2007, and as Chairman of the Board from March 2004 until July 2007. Mr. Nix also served as our President and Chief Executive Officer from January 2003 until August 2006. He is married to the stepdaughter of our General Counsel, Charles Kite. At April 2, 2008, based on reports Mr. Nix had filed with the Securities and Exchange Commission, Mr. Nix beneficially owned 3,626,138 shares of our common stock, representing approximately 14% of the outstanding common stock as of such date.

         Along with the November sale and option of our properties at Pine Mountain, Kentucky, the sale of our Straight Creek properties substantially completes our exit of mining operations in Kentucky. Management believes this will allow National Coal to focus resources on our assets in Tennessee and Alabama as well as on potential acquisitions in the region.

RESULTS OF OPERATIONS

         The following table presents consolidated statement of operations data for each of the periods indicated as a percentage of revenues.

                                                               THREE MONTHS
                                                              ENDED MARCH 31,
                                                            ------------------
                                                             2008        2007
                                                            ------      ------

Revenues ...............................................     100.0%      100.0%
                                                            ------      ------
Operating expenses:
   Cost of sales .......................................      97.4        92.4
   Depreciation, depletion, amortization
      and accretion ....................................      13.5        19.1
   General and administrative ..........................       5.1        10.9
                                                            ------      ------
     Total operating expenses ..........................     116.0       122.4
                                                            ------      ------
Loss from operations ...................................     (16.0)      (22.4)
Other income (expense):
   Interest expense ....................................     (13.7)      (11.1)
   Interest income .....................................       0.6         1.6
   Income from joint venture ...........................       0.6        --
   Other income (expense), net .........................      (1.9)        0.6
                                                            ------      ------
Loss before income taxes ...............................     (30.4)%     (31.3)%
Income tax benefit .....................................       0.3        --
                                                            ------      ------
Net loss ...............................................     (30.1)%     (31.3)%
                                                            ======      ======

     COMPARISON OF THREE MONTHS ENDED MARCH 31, 2008 AND THREE MONTHS ENDED MARCH 31, 2007

         PRODUCTION

         In the three months ended March 31, 2008 and 2007, our mines produced 500,223 and 300,803 tons of coal, respectively, as follows:

                                                    THREE MONTHS
                                                   ENDED MARCH 31,
                                      -----------------------------------------
                                              2008                 2007
                                      -------------------   -------------------
                                        TONS         %        TONS         %
                                      --------   --------   --------   --------
Surface mines .....................    343,549       58.7    101,301       23.5
Highwall mines ....................     54,011        9.2     34,808        8.1
Underground mines .................    102,663       17.5    164,694       38.3
                                      --------   --------   --------   --------
  Total tons produced .............    500,223       85.5    300,803       69.9
Coal purchased ....................     84,994       14.5    129,472       30.1
                                      --------   --------   --------   --------
  Total tons made available .......    585,217      100.0    430,275      100.0
                                      ========              ========
Tons produced by contract miners
  included in the above ...........     79,046       13.5    102,924       23.9%


         REVENUES

         For the three months ended March 31, 2008, approximately 82.7% of coal sales were made to four utilities and four industrial customers under contracts and open purchase order arrangements with original terms of twelve months or longer. The remaining coal sales for the three month period were made under short term contracts or purchase orders. Tons sold and the associated revenue for the three month period ended were as follows:

                                 THREE MONTHS
                                ENDED MARCH 31,          INCREASE (DECREASE)
                          -------------------------   -------------------------
                              2008          2007           $             %
                          -----------   -----------   -----------   -----------

Coal sales ............   $35,483,441   $18,813,897   $16,669,544          88.6%
Tons sold .............       596,732       368,332       228,400          62.0%
Average price per
   ton sold ...........   $     59.46   $     51.08   $      8.38          16.4%

         The increase in revenue from coal sales for the three months ended March 31, 2008 as compared to the same period in 2007 was primarily the result of the addition of National Coal of Alabama which sold 293,650 tons of coal during the period at an average price of $66.49 per ton. A $2.8 million decline in coal sales at our Tennessee and Kentucky operations was primarily the result of a 65,250 ton decline in volume net of an average $1.58 increase in the per ton sales price to an average of $52.66 for the three months ended March 31, 2008.

         Other revenues representing less than 1% of total revenues consisted primarily of fees charged to another coal producer for use of our train loading facilities in Southeast Kentucky which were sold on March 31, 2008.

         OPERATING EXPENSES

         COST OF SALES

                                THREE MONTHS
                               ENDED MARCH 31,            INCREASE (DECREASE)
                          -------------------------   -------------------------
                              2008          2007           $             %
                          -----------   -----------   -----------   -----------

Cost of sales .........   $34,749,529   $17,593,913   $17,155,616          97.5%
Tons sold .............       596,732       368,332       228,400          62.0%
Average cost per
   ton sold ...........   $     58.23   $     47.77   $     10.46          21.9%

         Total cost of sales increased 97.5% during the three months ended March 31, 2008 as compared to the same three month period in 2007 primarily as a result of the addition of National Coal of Alabama which sold 293,650 tons of coal at an average cost per ton sold of $56.25. An increase in total cost of sales at our Tennessee and Kentucky operations resulted in an average cost per ton sold of $60.15, a 25.9% increase as compared to the three months ended March 31, 2007 on a per ton basis. Our Tennessee and Kentucky operations experienced large increases in the cost of labor, explosives, equipment repair, and fuel while experiencing deceases in both production and sales which resulted in the significant increase in the average cost per ton sold. A decreased reliance on purchased coal to meet commitments in the three months ended March 31, 2008 as compared to the same period in 2007 resulted in a 64.0% decline in the overall cost of purchased coal.

         DEPRECIATION, DEPLETION, AMORTIZATION, AND ACCRETION EXPENSE

                                      THREE MONTHS
                                     ENDED MARCH 31,            INCREASE (DECREASE)
                                -------------------------   -------------------------
                                    2008          2007           $             %
                                -----------   -----------   -----------   -----------
Depreciation, depletion,
   amortization and accretion   $ 4,812,256   $ 3,628,596   $ 1,183,660          32.6%
Tons sold ...................       596,732       368,332       228,400          62.0%
Average cost per ton sold ...   $      8.06   $      9.85   $     (1.79)        (18.2%)

         The 32.6% increase in depreciation, depletion, amortization, and accretion expense for the three months ended June 30, 2008 as compared to the comparable period in 2007, is attributable primarily to the addition of National Coal of Alabama which sold 293,650 tons of coal with an associated average cost of depreciation, depletion, amortization, and accretion per ton of $5.78 as compared to our Tennessee and Kentucky operations which recognized depreciation, depletion, amortization, and accretion of $10.28 per ton, a 4.4% increase over the three months ended March 31, 2007.

         GENERAL AND ADMINISTRATIVE EXPENSES

                                       THREE MONTHS
                                      ENDED MARCH 31,          INCREASE (DECREASE)
                                  -----------------------   ------------------------
                                     2008         2007          $              %
                                  ----------   ----------   ----------    ----------
General and administrative
   expenses ...................   $1,824,622   $2,078,897   $ (254,275)        (12.2%)
Tons sold .....................      596,732      368,332      228,400          62.0%
Average cost per ton sold .....   $     3.06   $     5.64   $    (2.58)        (45.8%)

         The 12.2% decline in general and administrative expenses for the three months ended March 31, 2008 as compared to the same period in the previous year is primarily attributable to the effect of approximately $434,000 of related party option expense which was reflected in the three months ended March 31, 2007.

         OTHER INCOME (EXPENSE)

         The 132.3% increase in interest expense for the three months ended March 31, 2008 as compared to the same three month period in 2007, was primarily the result of the October 19, 2007 issuance of our 12.0% Senior Secured Notes the proceeds of which were used to purchase Mann Steel Products, Inc. A breakdown of our interest expenses is as follows:

                                             THREE MONTHS
                                            ENDED MARCH 31,         INCREASE (DECREASE)
                                       -----------------------    -----------------------
                                          2008         2007            $            %
                                       ----------   ----------    ----------   ----------
12.0% Senior Secured Notes, due 2012   $2,584,787   $     --       2,584,787         --
10.5% Senior Secured Notes, due 2010    1,733,669    1,744,287       (10,618)        (0.6%)
Term loan credit facility ..........      411,517      220,893       190,624         86.3%
Installment obligations and notes ..       85,104       25,220        59,884        237.4%
Capital lease obligations ..........       41,703      108,755       (67,052)       (61.7%)
Other ..............................       32,010        5,193        26,817        516.4%
                                       ----------   ----------    ----------
     Total interest expense ........   $4,888,790   $2,104,348     2,784,442        132.3%
                                       ==========   ==========    ==========

         Interest income declined 23.3% to approximately $229,000 in the 2008 period as a result of lower average cash balances. Other income (expense) reflected a loss of approximately $381,000 on the sale of our Straight Creek properties, a gain of approximately $148,000 on the exchange of $3.0 million of our 10.5% Senior Secured Notes due 2010, and a loss of approximately $570,000 on the write-off of deferred debt issuance costs related to the partial extinguishment of our Term Loan Credit Facility.

LIQUIDITY AND CAPITAL RESOURCES

         At March 31, 2008, we had cash and cash equivalents of approximately $10.0 million, negative working capital of approximately $176,000, and cash flows provided by operations of approximately $2.7 million for the three months then ended. At March 31, 2008, we had stockholders' equity of $1.7 million and incurred net losses of $10.7 million, excluding preferred stock dividends, for the three months then ended. We expect that we may continue to incur net losses into the foreseeable future which would reduce our stockholders' equity.

         We invested $750,000 in equipment and mine development during the three months ended March 31, 2008 including $74,000 purchased through equipment financing arrangements. We intend to make approximately $15.5 million of capital expenditures during the remainder of 2008 to expand operations and an additional approximately $900,000 to maintain existing assets.

         Our operating plan for the remainder of 2008 includes cash receipts from sales committed under contracts or open purchase order arrangements with long time customers, the release of restricted cash from the March 31, 2008 sale of our Southeast Kentucky properties, and the sale of common stock adequate to cover all planned commitments. In early 2008, we successfully renegotiated an existing coal supply agreement which resulted in an increase in the selling price per ton. In addition, we are presently in discussions with other customers on existing coal supply agreements, and we intend to pursue other opportunities as they arise during 2008. However, if we are unable to execute our operating plan successfully, we may not be able to meet our liquidity requirements and will need to raise additional cash or discontinue operations at some of our facilities. Accordingly, on May 12, 2008, we sold 2,332,000 shares of our common stock at a price of $4.65 in a private placement for gross proceeds to us of $10,843,800. We also intend to pursue a $10 million revolver type credit facility during 2008 to provide additional working capital as needed.

         Included in cash and cash equivalents at March 31, 2008 is approximately $5.1 million held at National Coal of Alabama, Inc. National Coal of Alabama, Inc. is restricted in its ability to distribute cash to our other consolidated companies for use in their operations under the terms of our 12% Notes due 2012. On an annual basis, National Coal of Alabama can distribute cash for use in our other operations only if it meets certain EBITDA-based operating requirements for the immediately preceding fiscal year. Additionally, our subsidiary, National Coal Corporation, has entered into a management services agreement with National Coal of Alabama, Inc. that compensates National Coal Corporation for services that it provides to National Coal of Alabama, and a tax sharing agreement that requires National Coal of Alabama to make payments to us in respect of its tax liability. For the remainder of fiscal 2008, we anticipate National Coal of Alabama's operations to provide limited cash for use in our other operations.

         The  following  table   summarizes  our  long-term  debt   obligations,
excluding capital leases:

                                                  MARCH 31,      DECEMBER 31,
                                                    2008             2007
                                               -------------    -------------
12.0% Senior Secured Notes, due 2012 .......   $  60,000,000    $  60,000,000
10.5% Senior Secured Notes, due 2010 .......      52,000,000       55,000,000
Term Loan Credit Facility ..................       5,000,000       10,000,000
Overriding Royalty Interest Obligation, net        8,644,931        9,177,273
Installment purchase obligations, due 2010 .       1,740,757        4,540,801
Installment purchase obligations, due 2009 .       1,477,479        1,906,271
Installment purchase obligations, due 2008 .            --            182,463
Equipment notes (8.39%-9.28%), due 2009-2011         148,342           85,146
Equipment note (4.48%), due 2009 ...........          96,520          124,781
Other ......................................           1,488           51,817
Less unamortized discounts .................     (10,663,090)     (11,264,974)
                                               -------------    -------------
                                                 118,446,427      129,803,578
Less current portion of long-term debt .....      (7,900,453)     (15,453,230)
                                               -------------    -------------
Long-term debt .............................   $ 110,545,974    $ 114,350,348
                                               =============    =============


     TERM LOAN CREDIT FACILITY

         On March 31, 2008 we used a portion of the proceeds from the sale to repay $5.0 million of the $10.0 million Term Loan Credit Facility entered into in October 2006 with Guggenheim Corporate Funding, L.L.C. as administrative agent and accrued interest of $50,000. On April 2, 2008, we repaid the remaining $5.0 million and accrued interest of $51,667 which indebtedness otherwise would have matured in December 2008. The repayment resulted in a loss of approximately $570,000 in each of the three months ended March 31, 2008 and the subsequent quarter from the write-off of deferred financing costs associated with the Term Loan Credit facility. The loss is reflected in OTHER (EXPENSE) INCOME, NET on our condensed consolidated statement of operations.

     10.5% SENIOR SECURED NOTES DUE 2010

         On February 28, 2008, certain holders of our 10.5% Senior Secured Notes exchanged $3,000,000 in notes plus accrued but unpaid dividends of $63,875 for 520,387 shares of our common stock resulting in a gain of approximately $148,000.

     EQUIPMENT NOTES

         In February and March 2008, we entered into new equipment notes with a bank and an equipment manufacturer pursuant to which we purchased vehicles with an aggregate principal value of approximately $74,000. These equipment notes require payments over 36 months at fixed interest rates of 7.75%. The obligations under the equipment notes are secured by the vehicles purchased.

     INSTALLMENT PURCHASE OBLIGATIONS

         Approximately $2.6 million of equipment related debt was assumed by Xinergy as a result of the March 31, 2008 sale of our Straight Creek, Kentucky properties.

CASH FLOWS

         We currently satisfy our working capital requirements primarily through cash flows generated from operations and sales of debt and equity securities. For the three months ended March 31, 2008, we had a net decrease in cash of approximately $2.1 million. Cash flows from operating, financing and investing activities for the three months ended March 31, 2008 and 2007 are summarized in the following table:

                                                       THREE MONTHS
                                                      ENDED MARCH 31,
                                               ----------------------------
              ACTIVITY                             2008             2007
         -----------------------------------   ------------    ------------

         Operating activities ..............   $  2,723,322    $ (5,407,684)
         Investing activities ..............      4,233,638        (808,307)
         Financing activities ..............     (6,844,045)     13,725,119
                                               ------------    ------------
            Net increase in cash ...........   $    112,914    $  7,509,128
                                               ============    ============

     OPERATING ACTIVITIES

         The net cash provided by operating activities of approximately $2.7 million during the three months ended March 31, 2008 was due to the addition of National Coal of Alabama which provided operating cash flows of approximately $5.2 million based on a significantly higher average price per ton sold.

     INVESTING ACTIVITIES

         Cash provided by investing activities of $4.2 million for the three months ended March 31, 2008 was primarily related to the sale of our Straight Creek, Kentucky properties net of capital expenditures, increases in restricted cash supporting reclamation bonds, and increases in prepaid royalties.

         Cash used in investing activities of $0.8 million for the three months ended March 31, 2007 was primarily related to net capital expenditures of $0.3 million, an increase in prepaid royalties of $0.3 million, and an increase in cash collateral supporting reclamation bonds of approximately $0.2 million.

     FINANCING ACTIVITIES

         The net cash used in financing activities of approximately $6.8 million during the three months ended March 31, 2008 was primarily the result of the partial repayment of our Term Loan Credit Facility and repayments of notes and equipment related financing as compared to $13.7 million provided during the three months ended March 31, 2007 when we raised $13.95 million on the issuance of 3,000,000 shares of common stock and an additional $2.0 million borrowed on our Term Loan Credit Facility.

CONTRACTUAL OBLIGATIONS

         The following summarizes our contractual obligations at March 31, 2008 and the effects such obligations are expected to have on liquidity and cash flow in future periods:

                                                                PAYMENTS DUE BY PERIOD
                                      ------------------------------------------------------------------------
                                                       LESS THAN         1-3            3-5           AFTER
                                          TOTAL         1 YEAR          YEARS          YEARS         5 YEARS
                                      ------------   ------------   ------------   ------------   ------------
Long-term debt (including interest)   $188,264,771   $ 22,659,100   $ 84,280,236   $ 73,753,455   $  7,571,979
Operating leases ..................      4,015,801      2,004,871      2,010,930           --             --
Capital leases ....................        227,222        140,574         86,648           --             --
                                      ------------   ------------   ------------   ------------   ------------
     Total contractual obligations    $192,507,794   $ 24,804,545   $ 86,377,814   $ 73,753,455   $  7,571,979
                                      ============   ============   ============   ============   ============

         We rent mining equipment pursuant to operating lease agreements, and made lease payments totaling approximately $506,000 during the three months ended March 31, 2008.

         For the three months ended March 31, 2008, we accrued dividends to the holders of our Series A cumulative convertible preferred stock in the aggregate of approximately $39,889. Historically we have made semi-annual cash dividend payments to the holder of the Series A preferred stock on June 30 and December
31. At March 31, 2008, there were accrued but unpaid dividends on our Series A cumulative convertible preferred stock of $154,106. The dividend rate of our Series A preferred stock increased from 5% to 8% on September 1, 2006. We intend to make dividend payments going forward as long as (1) no default of our debt covenants has occurred, (2) we will be in pro-forma compliance with our debt agreements, and (3) the available credit and cash equivalents we have is not less than $1.5 million.

OFF-BALANCE SHEET ARRANGEMENTS

         At March 31, 2008, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, variable interest or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

         At March 31, 2008 and December 31, 2007, we, through our subsidiary, National Coal of Alabama, Inc., held an investment totaling $316,838 and $114,823, respectively, representing a 49% interest in Powhatan Dock, LLC ("Powhatan") which operates a barge loadout in Alabama. We account for our joint venture investment in Powhatan, which was acquired in the fourth quarter of 2007, using the equity method. Powhatan recorded revenues of $1,275,419 and net income of $412,277 during the three months ended March 31, 2008.

CRITICAL ACCOUNTING POLICIES, JUDGMENTS AND ESTIMATES

         Accounting measurements at interim dates inherently involve greater reliance on estimates than those made at year-end. The results for the three months ended March 31, 2008 are not necessarily indicative of results to be expected for the full year. Please refer to the section entitled "Critical Accounting Policies, Judgments and Estimates" included in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation of our Annual Report on Form 10-K for the year ended December 31, 2007 for a discussion of our critical accounting policies, judgments and estimates. There have been no material changes to the previously reported information concerning our Critical Accounting Policies, Judgments and Estimates.

RECENT ACCOUNTING PRONOUNCEMENTS

         We adopted Statement of Financial Accounting Standards No. 157, FAIR VALUE MEASUREMENTS ("SFAS 157"), and Statement of Financial Accounting Standards No. 159, THE FAIR VALUE OPTION FOR FINANCIAL LIABILITIES - INCLUDING AN AMENDMENT OF FASB STATEMENT NO. 115 ("SFAS No. 159") on January 1, 2008. The adoptions of SFAS 157 and SGAS 159 did not have a material impact on our financial position or results of operations.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, commodity prices, and foreign currency exchange rates. There have been no material changes to the quantitative and qualitative disclosures included in Item 7A of the Company's Annual Report on Form 10-K for the year ended December 31, 2007.

ITEM 4T. CONTROLS AND PROCEDURES.

CONTROLS AND PROCEDURES

         Members of our management, including our President and Chief Executive Officer, Daniel A. Roling, and Chief Financial Officer, Michael Castle, have evaluated the effectiveness of our disclosure controls and procedures, as defined by paragraph (e) of Exchange Act Rules 13a-15 or 15d-15, as of March 31, 2008, the end of the period covered by this report. Based upon that evaluation, Messrs. Roling and Castle concluded that our disclosure controls and procedures were effective as of March 31, 2008.

INTERNAL CONTROL OVER FINANCIAL REPORTING

         There were no changes in our internal control over financial reporting or in other factors identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the fourth quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                           PART II: OTHER INFORMATION

ITEM 1A. RISK FACTORS

         There have been no material  changes to the risk  factors  disclosed in
Item 1A "Risk Factors" in the Company's Annual Report on Form 10-K for the year ended December 31, 2007.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

         During the three months ended March 31, 2008, holders of 223.11 shares of our Series A convertible preferred stock with liquidation preferences totaling approximately $3,346,650 and accrued dividends totaling approximately $131,712 converted their shares into 600,753 shares of our common stock. The issuance of these securities was exempt from the registration requirements of the Securities Act pursuant to Section 3(a)(9) of the Securities Act as an exchange by the issuer with its existing security holders where no commission or other remuneration is paid for soliciting such exchange.

ITEM 6.  EXHIBITS

         The following exhibits are filed as part of this report:

EXHIBIT
NUMBER                                  EXHIBIT TITLE
-------       ------------------------------------------------------------------

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

32.1 Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           NATIONAL COAL CORP.


Date: May 15, 2008                         /S/ MICHAEL CASTLE
                                           ---------------------------
                                       By:   Michael Castle
                                       Its:  Chief Financial Officer
                                             (Principal Financial and
                                             Accounting Officer)