Form 10-Q
period 2008-06-30
NATIONAL COAL CORP
filed 2008-08-14
CIK 1089575

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 2008

                                       or

[_] Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the transition period from _______________ to __________________.

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

         As of August 13, 2008 the issuer had 33,470,660 shares of common stock, par value $.0001 per share, issued and outstanding.

                               NATIONAL COAL CORP.

                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements..................................................2

           Condensed Consolidated Balance Sheets as of
           June 30, 2008 and December 31, 2007.................................2
           Condensed Consolidated Statements of Operations
           for the Three Months and Six Months Ended
           June 30, 2008 and 2007..............................................3
           Condensed Consolidated Statements of Cash Flows
           for the Six Months Ended June 30, 2008 and 2007.....................4
           Notes to Condensed Consolidated Unaudited Financial Statements......5

Item 2 - Management's Discussion and Analysis of Financial Condition
         and Results of Operations............................................21

Item 3 - Quantitative and Qualitative Disclosures About Market Risk...........36

Item 4T -  Controls and Procedures............................................36

PART II - OTHER INFORMATION

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds..........36

Item 4 - Submission of Matters to a Vote of Security Holders..................37

Item 6 - Exhibits.............................................................37

                          PART I: FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                               NATIONAL COAL CORP.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                                                                                    DECEMBER 31,
                                                                  JUNE 30, 2008         2007
                                                                  -------------    -------------
ASSETS
Current Assets:
     Cash and cash equivalents ................................   $  11,196,751    $   9,854,351
     Accounts receivable, net .................................       8,750,851        8,787,046
     Inventory ................................................       2,228,138        2,946,101
     Prepaid and other current assets .........................       1,220,451        1,951,827
                                                                  -------------    -------------
        Total current assets
                                                                     23,396,191       23,539,325


Property, plant, equipment and mine development, net ..........      94,087,391      108,880,599

Deferred financing costs ......................................       4,620,829        6,669,703

Restricted cash ...............................................      25,410,912       29,115,383

Other non-current assets ......................................       1,264,239        1,049,991
                                                                  -------------    -------------
        Total Assets ..........................................   $ 148,779,562    $ 169,255,001
                                                                  =============    =============


LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
     Current maturities of long - term debt ...................   $   4,610,704    $  15,453,230
     Current installments of obligations under capital leases .         116,041          157,062
     Current portion of asset retirement obligation ...........       1,109,394        1,310,344
     Accounts payable and accrued  expenses ...................      14,371,428       12,759,593
                                                                  -------------    -------------
        Total current liabilities .............................      20,207,567       29,680,229


     Long - term debt, less current maturities, net of discount     102,665,736      114,350,348
     Obligations under capital leases, less current portion ...          60,874           74,688
     Asset retirement obligations, less current portion .......       6,101,272        8,954,343
     Deferred revenue .........................................       1,428,730        1,553,806
     Other noncurrent liabilities .............................       1,798,641        1,774,766
     Deferred tax liability ...................................       2,580,748        3,351,465
                                                                  -------------    -------------
        Total Liabilities
                                                                    134,843,568      159,739,645
                                                                  -------------    -------------

Stockholders' Equity:
     Series A convertible preferred stock, $.0001 par value;
        8% coupon; 1,611 shares authorized; 133.33 and 356.44
        shares issued and outstanding at June 30, 2008 and
        December 31, 2007, respectively .......................            --               --
     Common Stock, $.0001 par value; 80 million shares
        authorized; 32,714,230 and 27,698,792 shares issued
        and outstanding at June 30, 2008 and December 31,
        2007, respectively ....................................           3,271            2,770
     Additional paid - in capital .............................     108,319,578       83,309,703
     Accumulated deficit ......................................     (94,386,855)     (73,797,117)
                                                                  -------------    -------------
        Total Stockholders' Equity ............................      13,935,994        9,515,356
                                                                  -------------    -------------
        Total Liabilities and Stockholders' Equity ............   $ 148,779,562    $ 169,255,001
                                                                  =============    =============

The Condensed Consolidated Balance Sheet as of December 31, 2007 was derived from audited financials.

     See Accompanying Notes to Condensed Consolidated Financial Statements.

                               NATIONAL COAL CORP.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                            FOR THE THREE MONTHS ENDED       FOR THE SIX MONTHS ENDED
                                                                     JUNE 30,                        JUNE 30,
                                                           ----------------------------    ----------------------------
                                                               2008            2007            2008            2007
                                                           ------------    ------------    ------------    ------------
Revenues:
     Coal sales ........................................   $ 30,371,697    $ 18,729,218    $ 65,855,138    $ 37,543,116
     Other revenues ....................................      1,215,043         153,227       1,400,350         374,275
                                                           ------------    ------------    ------------    ------------
        Total revenues .................................     31,586,740      18,882,445      67,255,488      37,917,391
                                                           ------------    ------------    ------------    ------------

Operating expenses:
     Cost of sales .....................................     30,872,858      18,309,912      65,622,135      35,903,825
     Depreciation, depletion, amortization and accretion      3,055,884       3,664,058       7,868,139       7,292,655
     General and administrative ........................      2,798,746       1,575,011       4,623,368       3,653,908
                                                           ------------    ------------    ------------    ------------
        Total operating expenses .......................     36,727,488      23,548,981      78,113,642      46,850,388
                                                           ------------    ------------    ------------    ------------

Loss from operations ...................................     (5,140,748)     (4,666,536)    (10,858,154)     (8,932,997)
                                                           ------------    ------------    ------------    ------------

Other income (expense):
     Interest expense ..................................     (4,347,294)     (2,216,205)     (9,236,348)     (4,320,553)
     Interest income ...................................        315,900         309,747         544,608         607,988
     Income from joint venture .........................         23,113            --           225,129            --
     Other .............................................     (1,073,201)         33,255      (1,755,966)        144,305
                                                           ------------    ------------    ------------    ------------
        Other income (expense), net ....................     (5,081,482)     (1,873,203)    (10,222,577)     (3,568,260)
                                                           ------------    ------------    ------------    ------------

Loss before income taxes ...............................    (10,222,230)     (6,539,739)    (21,080,731)    (12,501,257)


Income tax benefit .....................................        371,192            --           490,993            --
                                                           ------------    ------------    ------------    ------------

Net loss ...............................................     (9,851,038)     (6,539,739)    (20,589,738)    (12,501,257)

Preferred stock dividend ...............................        (39,889)        (91,968)        (79,779)       (299,843)
Preferred stock deemed dividend ........................           --        (1,023,106)           --        (1,023,106)
                                                           ------------    ------------    ------------    ------------

Net loss attributable to common shareholders ...........   $ (9,890,927)   $ (7,654,813)   $(20,669,517)   $(13,824,206)
                                                           ============    ============    ============    ============

Basic net loss per common share ........................   $      (0.33)   $      (0.38)   $      (0.70)   $      (0.74)
                                                           ============    ============    ============    ============

Diluted net loss per common share ......................   $      (0.33)   $      (0.38)   $      (0.70)   $      (0.74)
                                                           ============    ============    ============    ============

Weighted average common shares outstanding .............     30,080,337      19,970,054      29,450,135      18,763,215
                                                           ============    ============    ============    ============


     See Accompanying Notes to Condensed Consolidated Financial Statements.

                               NATIONAL COAL CORP.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                           FOR THE SIX MONTHS ENDED
                                                                                   JUNE 30,
                                                                         ----------------------------
                                                                             2008            2007
                                                                         ------------    ------------
OPERATING ACTIVITIES
Net loss .............................................................   $(20,589,738)   $(12,501,257)
Adjustments to reconcile net loss to net cash provided by (used in)
     operating activities:
        Depreciation, depletion, amortization and accretion ..........      7,868,139       7,292,655
        Deferred income tax benefit ..................................       (490,993)
        Amortization of deferred financing costs .....................        477,840         322,428
        Amortization of debt discount ................................      1,683,567         329,378
        Gain on disposal of assets ...................................       (102,146)       (168,661)
        Loss on sale of Straight Creek properties ....................        397,549            --
        Loss on extinguishment of debt ...............................      1,676,840          50,720
        Income from joint venture ....................................       (225,129)           --
        Settlement of asset retirement obligations ...................       (386,763)       (335,802)
        Stock option expense .........................................        453,926         475,139
        Related party stock option expense ...........................           --           434,493
        Changes in operating assets and liabilities:
           Accounts receivable .......................................       (146,472)      2,003,169
           Inventory .................................................        (82,220)     (1,458,600)
           Prepaid and other current assets ..........................      1,095,344         242,976
           Other non - current assets ................................         80,000          58,386
           Accounts payable and accrued expenses .....................      1,653,260      (3,808,204)
           Deferred revenue ..........................................           --          (148,618)
           Other non - current liabilities ...........................         23,875         145,340
                                                                         ------------    ------------
Net cash flows used in operating activities ..........................     (6,613,121)     (7,066,458)
                                                                         ------------    ------------

INVESTING ACTIVITIES
Capital expenditures .................................................     (4,627,807)     (1,945,518)

Proceeds from sale of Straight Creek properties ......................     10,711,399            --
Acquisition deposit ..................................................           --          (250,000)
Proceeds from sale of equipment ......................................           --           878,074
Restricted cash released to operations ...............................      3,645,906        (358,133)
Additions to prepaid royalties .......................................       (518,299)       (492,719)
                                                                         ------------    ------------
Net cash provided by (used in) investing activities ..................      9,211,199      (2,168,296)
                                                                         ------------    ------------


FINANCING ACTIVITIES
Proceeds from issuance of common and preferred stock .................     10,863,256      13,950,000
Proceeds from stock option exercises .................................      1,037,125            --
Proceeds from issuance of notes payable ..............................           --           441,077
Proceeds from borrowings on Term Loan Credit Facility ................           --         2,000,000
Repayments of debt ...................................................    (12,876,093)     (2,757,915)
Repayments of capital leases .........................................       (279,966)       (657,195)
Payments for deferred financing costs ................................           --           (51,467)
Dividends paid .......................................................           --          (371,317)
                                                                         ------------    ------------
Net cash flows (used in) provided by financing activities ............     (1,255,678)     12,553,183
                                                                         ------------    ------------
Net increase in cash and cash equivalents ............................      1,342,400       3,318,429
Cash and cash equivalents at beginning of period .....................      9,854,351       2,180,885
                                                                         ------------    ------------
Cash and cash equivalents at end of period ...........................   $ 11,196,751    $  5,499,314
                                                                         ============    ============

Supplemental Cash Flow Information
     Cash paid during the year for interest ..........................   $  7,696,009    $  3,311,194
     Non-cash investing and financing activities:
        Series A preferred stock converted to common stock ...........   $  3,346,650    $  1,023,106
        Preferred stock effective dividends ..........................        131,712          81,370
        Preferred stock dividends converted to to common stock .......         79,779            --
        10.5% Senior Secured Notes exchanged for common stock ........     12,735,848            --
        Equipment acquired through capital leases ....................        225,131         248,900
        Financed equipment acquisitions ..............................      3,317,221         250,338
        Asset retirement obligations incurred ........................        158,300            --


     See Accompanying Notes to Condensed Consolidated Financial Statements.

                               NATIONAL COAL CORP.
         NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

The unaudited condensed consolidated financial statements do not include footnotes and certain financial information normally presented annually under accounting principles generally accepted in the United States of America and should, therefore, be read in conjunction with the Annual Report on Form 10-K of National Coal Corp. (the "Company") for the year ended December 31, 2007. The accompanying unaudited condensed consolidated financial statements reflect all adjustments that, in the opinion of management, are considered necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year end. The results of operations for the three and six months ended June 30, 2008 are not necessarily indicative of the results that can be expected for the fiscal year.

The accompanying financial statements reflect the financial position and results of operations of the Company and its wholly-owned subsidiaries, including National Coal of Alabama, Inc. which was acquired on October 19, 2007, on a consolidated basis. All intercompany transactions and balances have been eliminated in consolidation. Through its wholly-owned subsidiary, National Coal of Alabama, Inc. ("National Coal of Alabama"), the Company also owns a minority interest in Powhatan Dock, LLC, a barge loading facility in Birmingham, Alabama. Investments in business entities in which the Company and its subsidiaries do not have control but have the ability to exercise significant influence over the operating and financial policies, are accounted for under the equity method.

At June 30, 2008, the Company had cash and cash equivalents of approximately $11.2 million and working capital of approximately $3.2 million. Cash flows used in operations were $9.3 million and $6.6 million for the three and six months ended June 30, 2008, respectively. Operations have not always generated positive cash flows in the past and the ability to do so during the remainder of 2008 is not assured. At June 30, 2008, the Company had shareholders' equity of $13.9 million and incurred net losses of $20.6 million (excluding preferred stock dividends) for the six months then ended. Management expects that the Company may continue to incur net losses into the foreseeable future, which would decrease shareholders' equity and could lead to an eventual shareholders' deficit.

The Company invested approximately $8.2 million in equipment and mine development during the six months ended June 30, 2008 including $3.5 million purchased through equipment financing arrangements. Of this total, $500,000 was used to acquire a 524 acre mineral lease in eastern Tennessee that includes approximately 1.4 million tons of recoverable high quality coal. Management intends to make up to $7.8 million of additional capital expenditures during the remainder of 2008 to expand operations and approximately $500,000 to maintain existing assets. On August 8, 2008, the Company acquired a 1,000 acre mineral and surface tract in eastern Tennessee that includes approximately 2.3 million tons of high quality coal. The purchase price was $7.0 million of which $2.0 million was paid in cash and $5.0 million in the issuance of 756,430 shares of the Company's common stock. This acquisition is excluded from the capital expenditures budget for the remainder of 2008.

In March 2008, the Company's dragline equipment utilized in its L. Massey surface mine in Alabama suffered a major mechanical failure. The equipment has since been repaired and was back in full production on July 28, 2008. This breakdown resulted in estimated lost production of 80,000 and 110,000 tons and lost revenues of $5.5 million and $7.7 million during the three months and six months ended June 30, 2008, respectively.

                               NATIONAL COAL CORP.
    NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS, CONTINUED

Due primarily to the loss of production and corresponding revenues associated with the dragline equipment failure, the Company's wholly-owned subsidiary National Coal of Alabama violated its loan covenants related to its 12% Senior Secured Notes due 2012 (Note 8). On August 13, 2008, National Coal of Alabama received a waiver of all existing defaults and covenant violations and obtained amended terms for certain covenants through March 31, 2009. In return, a one-time default rate waiver fee of $300,000 was paid.

In early 2008, the Company successfully renegotiated an existing coal supply agreement resulting in an increased selling price per ton. Management is presently in negotiations with another existing customer to amend its coal supply agreement. The Company's liquidity plans include the finalization of these ongoing negotiations, receipt of the remaining $3.0 million of restricted cash from the March 31, 2008 sale of its Straight Creek mining operations, and obtaining the release of $6.0 million in additional restricted cash used to collateralize current reclamation bonds. Additionally, the Company expects significant improvement in its Alabama operations following the repair and redeployment of its dragline.

Management intends to continue its pursuit of a $10 million working capital facility during 2008 to provide additional liquidity as needed. However, if the Company is unable to execute its plans successfully, it may not be able to meet its liquidity requirements and will need to pursue additional financing opportunities as needed.

The Company has not yet priced a portion of the coal it plans to produce over the next several years in order to take advantage of expected future price increases. At June 30, 2008, the Company's expected un-priced production was approximately 500,000 to 600,000 tons in 2009, 3.1 million to 3.3 million tons in 2010 and approximately 4.5 million tons in 2011.

2. RECENT ACCOUNTING PRONOUNCEMENTS

In May 2008, the FASB issued SFAS No. 162, "THE HIERARCHY OF GENERALLY ACCEPTED ACCOUNTING PRINCIPLES" ("SFAS No. 162"). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States of America. SFAS No. 162 is effective sixty days following the SEC's approval of PCAOB amendments to AU Section 411, "THE MEANING OF `PRESENT FAIRLY IN CONFORMITY WITH GENERALLY ACCEPTED ACCOUNTING PRINCIPLES' ". The Company is currently evaluating the potential impact, if any, of the adoption of SFAS No. 162 on its consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, "DISCLOSURES ABOUT DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES--AN AMENDMENT OF FASB STATEMENT NO. 133" ("SFAS No. 161") which changes the disclosure requirements for derivative instruments and hedging activities. SFAS No. 161 requires enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133, "ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES" and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. This SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company is currently evaluating the potential impact of adopting SFAS No. 161 in the disclosures to the Company's consolidated financial statements.

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

                               NATIONAL COAL CORP.
    NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS, CONTINUED

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141R, BUSINESS COMBINATIONS ("SFAS 141R") which becomes effective fiscal years beginning after December 15, 2008. SFAS 141R establishes principles and requirements for determining how an enterprise recognizes and measures the fair value of certain assets and liabilities acquired in a business combination, including non-controlling interests, contingent consideration, and certain acquired contingencies. SFAS 141R also requires acquisition-related transaction expenses and restructuring costs be expensed as incurred rather than capitalized as a component of the business combination. The Company expects that SFAS 141R could have an impact on accounting for any businesses acquired after the effective date of this pronouncement. Additionally, SFAS 141R will affect the prospective income tax accounting for certain historical acquisitions. The Company has not yet analyzed the impact of adopting SFAS 141R.

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

3. SALE OF STRAIGHT CREEK PROPERTIES

On March 31, 2008, the Company's wholly-owned subsidiary, National Coal Corporation, completed the sale of the real and personal property assets that comprise its Straight Creek mining operations in Bell, Leslie and Harlan
Counties, Kentucky to Xinergy Corp. ("Xinergy") for $11.0 million in cash in accordance with the terms and conditions of a Purchase Agreement entered into among the parties on February 8, 2008. The sale of the Straight Creek mining operations relieved the Company of approximately $3.6 million in reclamation liabilities, and approximately $2.6 million of equipment related debt which were assumed by Xinergy in the transaction. The sale included property, plant, equipment, and mine development with a net book value of approximately $16.1 million. After a negative working capital adjustment of approximately $288,000, the transaction resulted in a loss of approximately $398,000 which is reflected in OTHER (EXPENSE) INCOME, NET on the Company's condensed consolidated statement of operations for the six months ended June 30, 2008.

Additionally, the transaction will result in the subsequent release of approximately $7.0 million in restricted cash that was previously pledged to secure reclamation bonds, of which approximately $4.0 million has been recouped through June 30, 2008.

The Company's Straight Creek mining operations recognized revenues of $5.0 million and $9.6 million and operating losses of $2.3 million and $563,000 on sales of 99,669 and 187,095 tons of coal during the three months ended March 31, 2008 and 2007, respectively, and recognized revenues of $17.2 million and operating losses of $1.3 million on the sale of 341,425 tons of coal during the six months ended June 30, 2007. Pursuant to a Contract Mining and Services Agreement dated April 1, 2008, the Company will provide highwall mining services to Xinergy at Straight Creek for a period of up to twenty-four months. Xinergy was founded and is controlled by Jon Nix, the former founder, officer and director, as well as a shareholder of the Company.

                               NATIONAL COAL CORP.
    NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS, CONTINUED

4. INVENTORY

Inventory consists of the following:

                                              JUNE 30,     DECEMBER 31,
                                                2008           2007
                                            ------------   ------------
         Coal inventory .................   $  2,162,288   $  2,830,926
         Tire inventory .................         65,850        115,175
                                            ------------   ------------
                                            $  2,228,138   $  2,946,101
                                            ============   ============


5. PROPERTY, PLANT, EQUIPMENT AND MINE DEVELOPMENT, NET

Property, plant, equipment and mine development consist of the following:

                                                                JUNE 30,       DECEMBER 31,
                                                                  2008             2007
                                                             -------------    -------------
Furniture and office equipment ...........................   $     301,024    $     468,178
Mining equipment and vehicles ............................      72,723,223       77,625,779
Land and buildings .......................................       4,255,599        6,764,479
Mineral rights ...........................................      41,487,678       48,487,494
Mine development .........................................       8,065,780       12,955,114
Construction in progress .................................       1,786,046        1,268,512
                                                             -------------    -------------
                                                               128,619,350      147,569,556

Less accumulated depreciation, depletion and amortization      (34,531,959)     (38,688,957)
                                                             -------------    -------------

Total property, plant, equipment and mine development, net   $  94,087,391    $ 108,880,599
                                                             =============    =============


Included in mining equipment and vehicles for the period ended June 30, 2008 and December 31, 2007 was approximately $493,000 of gross assets under capital leases.

In May 2008, the Company acquired for $500,000 a 524 acre mineral lease in eastern Tennessee that includes approximately 1.4 million tons of recoverable high quality coal.

On March 31, 2008, the Company's wholly-owned subsidiary, National Coal Corporation, completed the sale of the Straight Creek, Kentucky properties, including property, plant, equipment, and mine development with a net book value of approximately $16.1 million. See Note 3, SALE OF STRAIGHT CREEK PROPERTIES.

During the six months ended June 30, 2008, the Company decreased property, plant, equipment and mine development, net by $279,724 and decreased the deferred tax liability by a corresponding amount as a result of refinements to the Company's purchase price allocation for its October 2007 acquisition of National Coal of Alabama.

                               NATIONAL COAL CORP.
    NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS, CONTINUED

6. OTHER NON-CURRENT ASSETS

                                              JUNE 30,     DECEMBER 31,
                                                2008           2007
                                            ------------   ------------
         Prepaid royalties ..............   $    924,287   $    935,168
         Investment in joint venture ....        339,952        114,823
                                            ------------   ------------
                                            $  1,264,239   $  1,049,991
                                            ============   ============


The Company uses the equity method to account for its 49% joint venture investment in Powhatan LLC ("Powhatan"), which began operations during the fourth quarter of 2007. Powhatan recorded revenues of $820,380 and $2,095,799 and net income of $47,172 and $459,448 during the three and six months ended June 30, 2008, respectively.

7. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

                                                       JUNE 30,     DECEMBER 31,
                                                         2008           2007
                                                     ------------   ------------
Accounts payable .................................   $  9,235,516   $ 10,579,615
Accrued payroll and related taxes ................        869,548        528,868
Accrued interest .................................        517,262        326,979
Accrued insurance premiums .......................         52,628        229,229
Accrued dividends ................................        193,995        114,216
Royalty obligations ..............................        916,300        774,887
Security deposits received .......................      1,550,493           --
Accrued federal, state and local taxes ...........        273,735        205,799
Bank overdrafts ..................................        269,289           --
Other accrued expenses ...........................        492,662           --
                                                     ------------   ------------
                                                     $ 14,371,428   $ 12,759,593
                                                     ============   ============


8. DEBT AND FINANCING ARRANGEMENTS

12.0% SENIOR SECURED NOTES DUE 2012

As of June 30, 2008, the Company had violated the loan covenants set forth in its 12% Senior Secured Notes due 2012. On August 13, 2008, the Company received a waiver of all existing defaults and covenant violations. Additionally, the Company obtained amended terms for certain covenants, through March 31, 2009. In return, the Company agreed to pay a one-time default rate waiver fee of $300,000. Management of the Company believes that it is probable that the Company will be in compliance with the amended covenants through June 30, 2009 and therefore has classified the 12% Senior Secured Notes as long-term debt at June 30, 2008.

10.5% SENIOR SECURED NOTES DUE 2010

During the six months ended June 30, 2008, certain holders of the Company's 10.5% Senior Secured Notes exchanged $13,000,000 in notes and $158,958 in accrued interest for 1,855,935 shares of the Company's common stock resulting in a $504,392 loss on extinguishment of debt included as a component of OTHER INCOME (EXPENSE), NET in the accompanying condensed consolidated statements of operations.

                               NATIONAL COAL CORP.
    NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS, CONTINUED

TERM LOAN CREDIT FACILITY

On March 31, 2008 the Company used a portion of the proceeds from the sale of its Straight Creek, Kentucky properties (see Note 3, SALE OF STRAIGHT CREEK PROPERTIES) to repay $5.0 million of the $10.0 million Term Loan Credit Facility entered into in October 2006 with Guggenheim Corporate Funding, L.L.C. as administrative agent and accrued interest of $50,000. On April 2, 2008, the Company repaid the remaining $5.0 million and accrued interest of $51,667 which indebtedness otherwise would have matured in December 2008. The repayments resulted in a loss on extinguishment of debt of $1,171,817 for the six months ended June 30, 2008, included as a component of OTHER INCOME (EXPENSE), NET in the accompanying condensed consolidated statements of operations.

INSTALLMENT PURCHASE OBLIGATIONS AND EQUIPMENT NOTES

In June 2008, the Company acquired $1,175,000 of used equipment in exchange for $100,000 cash, a $244,000 note payable and the assumption of $831,000 in equipment loans. The $244,000 note payable requires repayment in one year at 8 % interest. The assumed equipment loans require payments over 55 months at fixed interest rates ranging from 7.45% to 8.0%. The obligations under the notes are secured by the purchased equipment.

In April 2008, the Company entered into a new installment sales contract and new equipment notes with equipment manufacturers pursuant to which the Company acquired equipment with an aggregate principal value of approximately $1,179,451 and $681,040. The installment sales contract requires payments over 36 months at a fixed interest rate of 6.25% and the equipment notes require payments over 36 months with a fixed interest rate of 4.75%. The obligations are secured by the equipment purchased.

In February, March and June 2008, the Company entered into new equipment notes with a bank and an equipment manufacturer pursuant to which the Company purchased vehicles with an aggregate principal value of approximately $103,000. These equipment notes require payments over 36 months at fixed interest rates of 7.75%. The obligations under the equipment notes are secured by the vehicles purchased.

Approximately $2.6 million of installment purchase obligations were assumed by Xinergy as a result of the March 31, 2008 sale of the Company's Straight Creek, Kentucky properties. See Note 3, SALE OF STRAIGHT CREEK PROPERTIES.

                               NATIONAL COAL CORP.
    NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS, CONTINUED

Long-term debt obligations of the Company, excluding capital leases, consist of the following:

                                                          JUNE 30,       DECEMBER 31,
                                                            2008             2007
                                                       -------------    -------------
12.0% Senior Secured Notes, due 2012 ...............   $  60,000,000    $  60,000,000
10.5% Senior Secured Notes, due 2010 ...............      42,000,000       55,000,000
Term Loan Credit Facility, due 2008 ................            --         10,000,000
Overriding Royalty Interest obligation, due 2023 ...       8,613,447        9,177,273
Equipment loans and installment purchase obligations       6,007,402        6,839,462
Insurance premium financing, due 2008 ..............         415,688           51,817
                                                       -------------    -------------
                                                         117,036,537      141,068,552

Unamortized discounts ..............................      (9,760,097)     (11,264,974)

Current portion of long-term debt ..................      (4,610,704)     (15,453,230)
                                                       -------------    -------------

Total long-term debt ...............................   $ 102,665,736    $ 114,350,348
                                                       =============    =============


9. LEASES

The Company leases mining and certain other equipment under noncancelable lease agreements with terms up to five years. Rental expense for equipment under operating lease agreements with initial lease terms of one year or greater was approximately $540,000 and $1,071,000 for the three and six months ending June 30, 2008 and $539,000 and $1,109,000 for the three and six months ending June 30, 2007, respectively.

During the first quarter of 2007, the Company entered into a capital lease agreement of $248,900 with an equipment supplier for mining equipment with a comparable value. The lease is for a period of thirty-two months.

10. ASSET RETIREMENT OBLIGATIONS

Asset retirement obligation activity for the six months ending June 30, 2008 follows:

Obligation at December 31, 2007 .........................          $ 10,264,687
     Accretion expense ..................................               783,701
     Obligations incurred ...............................               158,300
     Obligations settled ................................              (386,764)
     Obligations disposed ...............................            (3,609,258)
                                                                   ------------
Obligation at June 30, 2008 .............................             7,210,666
Current portion .........................................            (1,109,394)
                                                                   ------------
Long-term liability at June 30, 2008 ....................          $  6,101,272
                                                                   ============

                               NATIONAL COAL CORP.
    NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS, CONTINUED

11. STOCKHOLDERS' EQUITY

During the six months ended June 30, 2008 and 2007, holders of 223.11 and 278.66 shares of Series A cumulative convertible preferred stock with liquidation preferences totaling approximately $3,346,650 and $4,179,894, plus accrued dividends of $131,712 and $81,370, converted their shares into 600,753 and 801,886 shares of common stock, respectively.

During the three and six months ended June 30, 2008, the Company completed the sale of 2,332,000 shares of common stock at a price of $4.65 per share in a private placement for gross proceeds of $10,843,800. Three executive officers of the Company participated in the offering and acquired an aggregate of 55,000 of the shares. Management intends to use the net proceeds received from the sale to facilitate new mine development including equipment acquisitions and for general working capital purposes.

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

For the three months ended June 30, 2008 and 2007, 2,553,808 and 1,717,890 potentially dilutive shares of the Company from warrants, convertible preferred stock and stock options were not included in the computation of diluted loss per share because to do so would be anti-dilutive. For the six months ended June 30, 2008 and 2007, 2,574,577 and 1,685,293 potentially dilutive shares of the Company, from warrants, convertible preferred stock and stock options were not included in the computation of diluted loss per share because to do so would be anti-dilutive.

The computations for basic and diluted earnings or loss per share from continuing operations are as follows:

                               NATIONAL COAL CORP.
    NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS, CONTINUED

                                               THREE MONTHS ENDED              SIX MONTHS ENDED
                                                    JUNE 30,                       JUNE 30,
                                         ----------------------------    ----------------------------
                                             2008            2007            2008            2007
                                         ------------    ------------    ------------    ------------
NUMERATOR:
Net loss .............................   $ (9,851,038)   $ (6,539,739)   $(20,589,738)   $(12,501,257)
Preferred dividends ..................        (39,889)        (91,968)        (79,779)       (299,843)
Preferred stock deemed dividends .....           --        (1,023,106)           --        (1,023,106)
                                         ------------    ------------    ------------    ------------

Numerator for basic and diluted ......   $ (9,890,927)   $ (7,654,813)   $(20,669,517)   $(13,824,206)
                                         ============    ============    ============    ============

DENOMINATOR:
Weighted average shares - basic ......     30,080,337      19,970,054      29,450,135      18,763,215
Effect of warrants ...................      1,396,664            --         1,396,664            --
Effect of convertible preferred shares        386,838       1,511,640         436,350       1,511,640
Effect of stock options ..............        770,306         206,250         741,563         173,653
                                         ------------    ------------    ------------    ------------

Adj. weighted average shares - diluted     32,634,145      21,687,944      32,024,712      20,448,508
                                         ============    ============    ============    ============

Net loss per share - basic ...........   $      (0.33)   $      (0.38)   $      (0.70)   $      (0.74)
                                         ============    ============    ============    ============

Net loss per share - diluted .........   $      (0.33)   $      (0.38)   $      (0.70)   $      (0.74)
                                         ============    ============    ============    ============


13. STOCK - BASED COMPENSATION PLANS

The Company's 2004 Option Plan (the "Plan") was authorized by the Board of Directors of the Company in March 2004, and amended in January 2005. Under the terms of the Plan, stock options may be granted to officers, directors, employees, and others. At June 30, 2008, 4,450,000 shares of common stock were authorized for issuance under the Plan. Shares subject to awards that expire unexercised or are otherwise terminated, again become available for awards. Upon exercise, stock is issued from unissued or treasury shares. The grant price of an option under the Plan may not be less than the fair market value of the common stock subject to such option on the date of grant. Options have a maximum life of ten years and generally vest 25% per year over a four year period.

During the three months ended June 30, 2008 and 2007, the Company recognized $212,850 and $240,264 in stock-based compensation expense, respectively. During the six months ended June 30, 2008 and 2007, the Company recognized $453,926 and $909,632 in stock-based compensation, respectively.

                               NATIONAL COAL CORP.
    NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS, CONTINUED

The fair value of each option was  estimated  on the date of the grant using the
Black-Scholes   option-pricing   model  with  the  following   weighted  average
assumptions:

                                    THREE MONTHS ENDED              SIX MONTHS ENDED
                                         JUNE 30,                       JUNE 30,
                              ----------------------------    ----------------------------
                                  2008            2007            2008            2007
                              ------------    ------------    ------------    ------------
Expected term (years) ......      6.25              *             6.25            6.25
Risk-free interest rates ...      3.20%             *             3.49%           4.69%
Expected dividend yield ....      0.0%              *             0.0%            0.0%
Expected volatility ........     66.24%             *            65.09%          53.07%

* No options were granted during the three months ended June 30, 2007.


The risk-free interest rate is based on the U.S. Treasury rate for the expected life at the time of grant, volatility is based on the average long-term implied volatilities of peer companies as the Company's trading history is limited, and the expected term is determined using the SIMPLIFIED method as accepted under Securities and Exchange Commission Staff Accounting Bulletin No. 110 assuming a ten-year original contract term and graded vesting over four years. The weighted-average grant-date fair value of options issued during the six months ended June 30, 2008 was $3.76. The total intrinsic value of options exercised during the six months ended June 30, 2008 was approximately $562,130. There were no options exercised during the six month period ended June 30, 2007.

Stock option activity for the six months ended June 30, 2008 follows:

                                                                 WEIGHTED
                                                                  AVERAGE
                                                    WEIGHTED     REMAINING     AGGREGATE
                                                    AVERAGE     CONTRACTUAL    INTRINSIC
                                     OPTIONS        EXERCISE        TERM         VALUE
                                   OUTSTANDING       PRICE       (IN YEARS)     ($000)
                                  ------------    -----------   -----------   -----------
Outstanding at December 31, 2007     1,565,625    $      6.22          8.19   $ 1,053,320
Granted ........................       121,500           5.22
Exercised ......................          --              --
Forfeited ......................       (38,500)          6.82
Expirations ....................          --              --
                                   -----------
Outstanding at March 31, 2008 ..     1,648,625    $      6.13          8.09   $   881,680
Granted ........................       170,000           6.94
Exercised ......................      (211,750)          4.87
Forfeited ......................       (48,750)          3.39
Expirations ....................          --              --
                                   -----------
Balance at June 30, 2008 .......     1,558,125    $      6.47          7.71   $ 3,782,509
                                   ===========
Vested or expected to vest
  at June 30, 2008 .............     2,478,453    $      4.70
Exercisable ....................       585,250    $      6.22

                               NATIONAL COAL CORP.
    NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS, CONTINUED

As of June 30, 2008, there was $1,550,725 of total unrecognized compensation cost related to non-vested stock options granted under the Plan. That cost is expected to be recognized over a weighted average period of 2.7 years. The total fair value of shares vested during the six months ended June 30, 2008 and 2007 was $1,864,691 and $1,204,180, respectively.

During the first quarter of 2007, the Board of Directors agreed to a modification of stock option agreements as they apply to independent directors. Previously, at such time as an independent director ceased to serve on the Board, his vested options outstanding at that time were exercisable for a period of 90 days. As a result of this modification, this exercise period has been extended to 18 months.

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

14. COMMITMENTS AND CONTINGENCIES

The Company is party to legal actions, claims, arbitration and administrative proceedings from time to time in the ordinary course of business. Management does not expect the outcome of these or other pending or threatened proceedings to have a material impact on the Company's cash flows, results of operations or financial condition.

15. SUPPLEMENTAL GUARANTOR AND NON - GUARANTOR INFORMATION

National Coal of Alabama, Inc. and its parent company, NCC Corp. (the "Alabama Companies"), have been designated as "unrestricted subsidiaries" with regard to the 10.5% Senior Secured Notes due 2010 and the Term Loan Credit Facility, which designation exempts them from being guarantors under those facilities. Further, the Alabama Companies do not guarantee any debt in which either National Coal Corp. or National Coal Corporation is the borrower. Conversely, National Coal Corp., National Coal Corporation and its subsidiaries (the "Tennessee Companies") have been excluded as guarantors under the 12% Senior Secured Notes due 2012.

The following condensed consolidating financial information sets forth the financial position as of June 30, 2008 and results of operations and cash flows for the six months ended June 30, 2008 of the National Coal Corporation (NCC) and National Coal of Alabama, Inc. (NCA). NCA was acquired on October 19, 2007.

                               NATIONAL COAL CORP.
               SUPPLEMENTAL CONDENSED CONSOLIDATED BALANCE SHEETS
                                  JUNE 30, 2008
                                   (UNAUDITED)
                                                            NCC              NCA          ELIMINATIONS     CONSOLIDATED
                                                       -------------    -------------    -------------    -------------
ASSETS
Current Assets:
     Cash and cash equivalents .....................   $  11,196,751    $        --      $        --      $  11,196,751
     Accounts receivable ...........................       3,211,985        5,538,866             --          8,750,851
     Inventory .....................................       1,957,454          270,684             --          2,228,138
     Prepaid and other current assets ..............       1,162,365           58,086             --          1,220,451
                                                       -------------    -------------    -------------    -------------
        Total current assets
                                                          17,528,555        5,867,636             --         23,396,191


Property, plant, equipment and mine development, net      35,864,463       58,222,928             --         94,087,391
Deferred financing costs ...........................       1,360,242        3,260,587             --          4,620,829
Restricted cash ....................................      12,889,356       12,521,556             --         25,410,912
Other non-current assets ...........................      13,303,237          985,927      (13,024,925)       1,264,239
                                                       -------------    -------------    -------------    -------------
        Total Assets ...............................   $  80,945,853    $  80,858,634    $ (13,024,925)   $ 148,779,562
                                                       =============    =============    =============    =============


LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
     Current maturities of long-term debt ..........   $   2,852,823    $   1,757,881    $        --          4,610,704
     Current installments of obligations under
       capital leases ..............................         116,041             --               --            116,041
     Current portion of asset retirement obligation          669,130          440,264             --          1,109,394
     Accounts payable and accrued  expenses ........       8,916,764        5,454,664             --         14,371,428
                                                       -------------    -------------    -------------    -------------
        Total current liabilities
                                                          12,554,758        7,652,809             --         20,207,567

     Long - term debt, less current maturities,
       net of discount .............................      42,059,546       60,606,190             --        102,665,736
     Obligations under capital leases, less current
       portion .....................................          60,874             --               --             60,874
     Asset retirement obligations, less current
       portion .....................................       3,734,860        2,366,412             --          6,101,272
     Deferred revenue ..............................       1,428,730             --               --          1,428,730
     Other non - current liabilities ...............         468,641        1,330,000             --          1,798,641
     Deferred tax liability ........................            --          2,580,748             --          2,580,748
                                                       -------------    -------------    -------------    -------------
        Total Liabilities ..........................      60,307,409       74,536,159             --        134,843,568
                                                       -------------    -------------    -------------    -------------

Stockholders' Equity:
     Preferred Stock
     Common stock ..................................           3,271              104             (104)           3,271
     Additional paid - in capital ..................     108,310,954       13,033,445      (13,024,821)     108,319,578
     Accumulated deficit ...........................     (87,675,781)      (6,711,074)            --        (94,386,855)
                                                       -------------    -------------    -------------    -------------
        Total Stockholders' Equity .................      20,638,444        6,322,475      (13,024,925)      13,935,994
                                                       -------------    -------------    -------------    -------------
        Total Liabilities and Stockholders' Equity .   $  80,945,853    $  80,858,634    $ (13,024,925)   $ 148,779,562
                                                       =============    =============    =============    =============

                               NATIONAL COAL CORP.
               SUPPLEMENTAL CONDENSED CONSOLIDATED BALANCE SHEETS
                                DECEMBER 31, 2007
                                   (UNAUDITED)

                                                            NCC              NCA          ELIMINATIONS     CONSOLIDATED
                                                       -------------    -------------    -------------    -------------
ASSETS
Current Assets:
     Cash and cash equivalents .....................   $   8,823,016    $   1,031,335    $        --      $   9,854,351
     Accounts receivable, net ......................       2,402,256        6,384,790             --          8,787,046
     Inventory .....................................       2,155,603          790,498             --          2,946,101
     Prepaid and other current assets ..............         239,381        1,712,446             --          1,951,827
                                                       -------------    -------------    -------------    -------------
        Total current assets .......................      13,620,256        9,919,069             --         23,539,325


Property, plant, equipment and mine development, net      50,828,149       58,052,450             --        108,880,599
Deferred financing costs ...........................       3,170,984        3,498,719             --          6,669,703
Restricted cash ....................................      16,511,809       12,603,574             --         29,115,383
Other non-current assets ...........................      13,785,705          713,123      (13,448,837)       1,049,991
                                                       -------------    -------------    -------------    -------------
        Total Assets ...............................   $  97,916,903    $  84,786,935    $ (13,448,837)   $ 169,255,001
                                                       =============    =============    =============    =============


LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
     Current maturities of long-term debt ..........   $  13,053,230    $   2,400,000    $        --      $  15,453,230
     Current installments of obligations under
       capital leases ..............................         157,062             --               --            157,062
     Current portion of asset retirement obligation        1,095,029          215,315             --          1,310,344
     Accounts payable and accrued  expenses ........       9,094,288        3,665,305             --         12,759,593
                                                       -------------    -------------    -------------    -------------
        Total current liabilities
                                                          23,399,609        6,280,620             --         29,680,229

     Long - term debt, less current maturities,
       net of discount .............................      56,219,120       58,131,228             --        114,350,348
     Obligations under capital leases, less current
       portion .....................................          74,688             --               --             74,688
     Asset retirement obligations, less current
       portion .....................................       6,493,296        2,461,047             --          8,954,343
     Deferred revenue ..............................       1,553,805             --               --          1,553,805
     Other non - current liabilities ...............         254,767        1,520,000             --          1,774,767
     Deferred tax liability ........................            --          3,351,465             --          3,351,465
                                                       -------------    -------------    -------------    -------------
        Total Liabilities ..........................      87,995,285       71,744,360             --        159,739,645
                                                       -------------    -------------    -------------    -------------

Stockholders' Equity:
     Preferred Stock
     Common stock ..................................           2,770              104             (104)           2,770
     Additional paid - in capital ..................      83,309,703       13,448,733      (13,448,733)      83,309,703
     Accumulated deficit ...........................     (73,390,855)        (406,262)            --        (73,797,117)
                                                       -------------    -------------    -------------    -------------
        Total Stockholders' Equity .................       9,921,618       13,042,575      (13,448,837)       9,515,356
                                                       -------------    -------------    -------------    -------------
        Total Liabilities and Stockholders' Equity .   $  97,916,903    $  84,786,935    $ (13,448,837)   $ 169,255,001
                                                       =============    =============    =============    =============

                               NATIONAL COAL CORP.
          SUPPLEMENTAL CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    FOR THE THREE MONTHS ENDED JUNE 30, 2008
                                   (UNAUDITED)

                                                  NCC            NCA         ELIMINATIONS    CONSOLIDATED
                                             ------------    ------------    ------------    ------------
Revenues:
     Coal sales ..........................   $ 15,520,631    $ 14,851,066    $       --      $ 30,371,697
     Other revenues ......................      1,480,534          34,509        (600,000)        915,043
                                             ------------    ------------    ------------    ------------
        Total revenues ...................     17,001,165      14,885,575        (600,000)     31,286,740
                                             ------------    ------------    ------------    ------------

Operating expenses:
     Cost of sales .......................     15,037,885      15,834,973            --        30,872,858
     Depreciation, depletion, amortization
       and accretion .....................      1,957,951       1,097,933            --         3,055,884
     General and administrative ..........      2,215,013         883,733        (600,000)      2,498,746
                                             ------------    ------------    ------------    ------------
        Total operating expenses .........     19,210,849      17,816,639        (600,000)     36,427,488
                                             ------------    ------------    ------------    ------------

Loss from operations .....................     (2,209,684)     (2,931,064)           --        (5,140,748)
                                             ------------    ------------    ------------    ------------
Other income (expense):
     Interest expense ....................     (1,706,035)     (2,641,259)           --        (4,347,294)
     Interest income .....................        183,781         132,119            --           315,900
     Income from joint venture ...........           --            23,113            --            23,113
     Other ...............................     (1,139,779)         66,578            --        (1,073,201)
                                             ------------    ------------    ------------    ------------
        Other income (expense), net ......     (2,662,033)     (2,419,449)           --        (5,081,482)
                                             ------------    ------------    ------------    ------------

Loss before income taxes .................     (4,871,717)     (5,350,513)           --       (10,222,230)

Income tax benefit .......................           --           371,192            --           371,192
                                             ------------    ------------    ------------    ------------

Net loss .................................   $ (4,871,717)   $ (4,979,321)   $       --      $ (9,851,038)
                                             ============    ============    ============    ============


          SUPPLEMENTAL CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     FOR THE SIX MONTHS ENDED JUNE 30, 2008
                                   (UNAUDITED)

                                                  NCC            NCA         ELIMINATIONS    CONSOLIDATED
                                             ------------    ------------    ------------    ------------
Revenues:
     Coal sales ..........................   $ 31,479,548    $ 34,375,590    $       --      $ 65,855,138
     Other revenues ......................      1,964,156          36,194        (600,000)      1,400,350
                                             ------------    ------------    ------------    ------------
        Total revenues ...................     33,443,704      34,411,784        (600,000)     67,255,488
                                             ------------    ------------    ------------    ------------

Operating expenses:
     Cost of sales .......................     33,268,558      32,353,577            --        65,622,135
     Depreciation, depletion, amortization
       and accretion .....................      5,072,734       2,795,405            --         7,868,139
     General and administrative ..........      3,914,446       1,308,922        (600,000)      4,623,368
                                             ------------    ------------    ------------    ------------
        Total operating expenses .........     42,255,738      36,457,904        (600,000)     78,113,642
                                             ------------    ------------    ------------    ------------

Loss from operations .....................     (8,812,034)     (2,046,120)           --       (10,858,154)
                                             ------------    ------------    ------------    ------------

Other income (expense):
     Interest expense ....................     (4,010,038)     (5,226,310)           --        (9,236,348)
     Interest income .....................        392,115         152,493            --           544,608
     Income from joint venture ...........           --           225,129            --           225,129
     Other ...............................     (1,854,968)         99,002            --        (1,755,966)
                                             ------------    ------------    ------------    ------------
        Other income (expense), net ......     (5,472,891)     (4,749,686)           --       (10,222,577)
                                             ------------    ------------    ------------    ------------
Loss before income taxes .................    (14,284,925)     (6,795,806)           --       (21,080,731)

Income tax benefit .......................           --           490,993            --           490,993
                                             ------------    ------------    ------------    ------------

Net loss .................................   $(14,284,925)   $ (6,304,813)   $       --      $(20,589,738)
                                             ============    ============    ============    ============

                               NATIONAL COAL CORP.
          SUPPLEMENTAL CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                     FOR THE SIX MONTHS ENDED JUNE 30, 2008
                                   (UNAUDITED)

                                                                 NCC              NCA        ELIMINATIONS    CONSOLIDATED
                                                             ------------    ------------    ------------    ------------
OPERATING ACTIVITIES
Net cash flows provided by (used in) operating activities    $ (8,355,109)   $  1,741,988    $       --      $ (6,613,121)

INVESTING ACTIVITIES
Capital expenditures .....................................     (3,672,065)       (955,742)           --        (4,627,807)
Proceeds from sale of Straight Creek properties ..........     10,711,399            --              --        10,711,399
Restricted cash releaesd to operations ...................      3,563,888          82,018            --         3,645,906
Return of capital from subsidiary ........................        423,913            --          (423,913)           --
Additions to prepaid royalties ...........................       (390,625)       (127,674)           --          (518,299)
                                                             ------------    ------------    ------------    ------------
Net cash provided by (used in) investing activities ......     10,636,510      (1,001,398)       (423,913)      9,211,199
                                                             ------------    ------------    ------------    ------------

FINANCING ACTIVITIES
Proceeds from issuance of common and preferred stock .....     10,863,256            --              --        10,863,256
Proceeds from stock option exercises .....................      1,037,125            --              --         1,037,125
Repayments of debt .......................................    (11,528,081)     (1,348,012)           --       (12,876,093)
Repayments of capital leases .............................       (279,966)           --              --          (279,966)
Distribution to Parent ...................................           --          (423,913)        423,913            --
                                                             ------------    ------------    ------------    ------------
Net cash flows provided by (used in) financing activities          92,334      (1,771,925)        423,913      (1,255,678)
                                                             ------------    ------------    ------------    ------------
Net increase (decrease) in cash and cash equivalents .....      2,373,735      (1,031,335)           --         1,342,400
Cash and cash equivalents at beginning of period .........      8,823,016       1,031,335            --         9,854,351
                                                             ------------    ------------    ------------    ------------
Cash and cash equivalents at end of period ...............   $ 11,196,751    $       --      $       --      $ 11,196,751
                                                             ============    ============    ============    ============

Supplemental Cash Flow Information
  Cash paid during the year for interest .................   $  3,697,815    $  3,998,194    $       --      $  7,696,009
  Non-cash investing and financing activities:
    Series A preferred stock converted to common stock ...   $  3,346,650    $       --      $       --      $  3,346,650
    Preferred stock effective dividends ..................        131,712            --              --           131,712
    Preferred stock dividends converted to to common stock         79,779            --              --            79,779
    10.5% Senior Secured Notes exchanged for common stock      12,735,848            --              --        12,735,848
    Equipment acquired through capital leases ............        225,131            --              --           225,131
    Financed equipment acquisitions ......................      1,450,835       1,866,386            --         3,317,221
    Asset retirement obligations incurred ................        158,300            --              --           158,300

                               NATIONAL COAL CORP.
    NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS, CONTINUED

16. SUBSEQUENT EVENTS

On August 8, 2008, the Company acquired a 1,000 acre mineral and surface tract in eastern Tennessee that includes approximately 2.3 million tons of high quality coal. The purchase price was $7.0 million, of which $2.0 million was paid in cash and $5.0 million in the issuance of 756,430 shares of the Company's common stock.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS OR INFORMATION

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

         o        general economic conditions; and

         o        other  factors  discussed  in  "Management's   Discussion  and
                  Analysis of Financial Condition and Results of Operations".

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

OVERVIEW

We mine, process and sell high quality bituminous steam coal from mines located in East Tennessee and North Alabama and, until March 31, 2008, in Southeast Kentucky. We own the coal mineral rights to approximately 66,000 acres of land and lease the rights to approximately 15,000 additional acres excluding the Southeast Kentucky properties, known as Straight Creek, sold on March 31, 2008. As of June 30, 2008, our mining complexes included three active and two inactive underground mines, six active and one inactive surface mines, and one highwall mine. In addition, we have two preparation plants and two unit train loading facilities served by the Norfolk Southern ("NS") railroad. We are a minority joint venture partner in a barge loading facility on the Warrior River in North Alabama. We hold permits that allow us to open or re-open seven new mines close to our current operations. During the six months ended June 30, 2008, we acquired a 524 acre mineral lease in eastern Tennessee that includes approximately 1.4 million tons of recoverable high quality coal. As of June 30, 2008, we controlled approximately 30.6 million estimated recoverable tons. During the six months ended June 30, 2008, we generated total revenues of $67.3 million, a net loss of $20.6 million, an EBITDA loss (See EBITDA NOTE below) of $3.0 million and sold approximately 1.1 million tons of coal.

We plan to acquire additional mines and increase production from existing reserves as market conditions allow. On August 8, 2008, we acquired a 1,000 acre mineral and surface tract in East Tennessee that includes approximately 2.3 million tons of recoverable high quality coal.

Our revenues are derived primarily from the sale of coal to electric utility companies and industrial customers in the Southeastern United States. According to the U.S. Department of Energy, Energy Information Administration, the long-term outlook for coal demand is favorable, as domestic electricity consumption is expected to grow at an average annual rate of 1.3% per year through 2030 with 48% to 49% of that growth provided by coal. International coal consumption is expected to grow by 2.6% through 2015. During the six months ended June 30, 2008, approximately 61.4% of our revenue was generated from coal sales to electric utility companies in the Southeastern United States. Our largest customers were Georgia Power, Alabama Power, and Solutia, Inc., representing approximately 27.4%, 22.6% and 14.9% of our revenues, respectively.

In the six months ended June 30, 2008, our mines produced approximately 0.9 million tons of coal. Approximately 19.8% of our production for the six months ended June 30, 2008 was produced at underground mines and 80.2% was produced at our surface and highwall mining operations. We sell a majority of our coal pursuant to long-term contracts or open purchase order arrangements with long time customers. In early 2008, management successfully renegotiated an existing coal supply agreement resulting in an increased selling price per ton. We are presently in discussions with other customers on other existing coal supply agreements and intend to pursue other opportunities as they arise during the remainder of 2008.

We also have not priced a portion of the coal we plan to produce over the next several years in order to take advantage of expected future price increases. At June 30, 2008, our expected unpriced production was approximately 500,000 to 600,000 tons in 2009, 3.1 million to 3.3 million tons in 2010 and approximately
4.5 million tons in 2011.

In March 2008, our dragline equipment utilized on our L. Massey surface mine in Alabama suffered a major mechanical failure. The equipment has since been repaired and was back in production on July 28, 2008. This breakdown resulted in estimated lost production of 80,000 and 110,000 tons and lost revenues of $5.5 million and $7.7 million during the three months and six months ended June 30, 2008, respectively. We expect production levels and corresponding revenues to increase now that the dragline is fully operational.

EBITDA DISCLOSURES

EBITDA is defined as net loss plus (i) other (income) expense, net, (ii) interest expense, (iii) depreciation, depletion, accretion and amortization minus (iv) interest income, (v) income tax benefits, and (vi) income from joint ventures. We present EBITDA to enhance understanding of our operating performance. We use EBITDA as a criterion for evaluating our performance relative to that of our peers, including measuring our cost effectiveness and return on capital, assessing our allocations of resources and production efficiencies and making compensation decisions. We believe that EBITDA is an operating performance measure that provides investors and analysts with a measure of our operating performance and permits them to evaluate our cost effectiveness and production efficiencies relative to competitors. In addition, our management uses EBITDA to monitor and evaluate our business operations. However, EBITDA is not a measurement of financial performance under accounting principles generally accepted in the United States of America ("GAAP") and may not be comparable to other similarly titled measures of other companies. EBITDA should not be considered as an alternative to cash flows from operating activities, determined in accordance with GAAP, as indicators of cash flows. The following reconciles our net loss to EBITDA:

                                   THREE MONTHS ENDED                SIX MONTHS ENDED
                              ----------------------------    ----------------------------
                                JUNE 30,        JUNE 30,        JUNE 30,        JUNE 30,
                                  2008            2007            2008            2007
                              ------------    ------------    ------------    ------------
Net loss ..................   $ (9,851,038)   $ (6,539,739)   $(20,589,738)   $(12,501,257)
Income tax benefit ........       (371,192)           --          (490,993)           --
Other (income) expense, net      1,073,201         (33,255)      1,755,966        (144,305)
Income from joint venture .        (23,113)           --          (225,129)           --
Interest income ...........       (315,900)       (309,747)       (544,608)       (607,988)
Interest expense ..........      4,347,294       2,216,205       9,236,348       4,320,553
Depreciation, depletion,
  amortization and
  accretion ...............      3,055,884       3,664,058       7,868,139       7,292,655
                              ------------    ------------    ------------    ------------
EBITDA ....................   $ (2,084,864)   $ (1,002,478)   $ (2,990,015)   $ (1,640,342)
                              ============    ============    ============    ============


SALE OF STRAIGHT CREEK MINING OPERATIONS

On March 31, 2008, our wholly-owned subsidiary, National Coal Corporation, completed the sale of the real and personal property assets that comprise its Straight Creek mining operations in Bell, Leslie and Harlan Counties, Kentucky to Xinergy Corp. ("Xinergy") for $11.0 million in cash in accordance with the terms and conditions of a Purchase Agreement entered into among the parties on February 8, 2008. As a result of the transaction, we relieved approximately $3.6 million in reclamation liabilities, and approximately $2.6 million of equipment related debt which were assumed by Xinergy in the transaction. The sale included property, plant, equipment, and mine development with a net book value of approximately $16.1 million. After a negative working capital adjustment of approximately $288,000, the transaction resulted in a loss of approximately $398,000 which is reflected in OTHER (EXPENSE) INCOME, NET on our condensed consolidated statement of operations for the six months ended June 30, 2008.

Additionally, the transaction will result in the subsequent release of approximately $7.0 million in restricted cash that was previously pledged to secure reclamation bonds and other liabilities associated with the Straight Creek mining operations, of which $4.0 million had been recouped through June 30, 2008.

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

On March 31, 2008 we used a portion of the proceeds from the sale of the Straight Creek, Kentucky properties to repay $5.0 million of the $10.0 million Term Loan Credit Facility entered into in October 2006 with Guggenheim Corporate Funding, L.L.C. as administrative agent and accrued interest of $50,000. On April 2, 2008, we repaid the remaining $5.0 million and accrued interest of $51,667 which indebtedness otherwise would have matured in December 2008. The repayments resulted in additional interest expense of $1,168,923 for the six months ended June 30, 2008 from the write-off of deferred financing costs associated with the Term Loan Credit facility.

Xinergy was founded and is controlled by Jon Nix, who is a founder and former officer, director and stockholder of National Coal. Mr. Nix served as a director of National Coal Corp. from January 2003 until July 2007, and as Chairman of the Board from March 2004 until July 2007. Mr. Nix also served as our President and Chief Executive Officer from January 2003 until August 2006.

Along with the November sale and option of our properties at Pine Mountain, Kentucky, the sale of our Straight Creek properties substantially completes our exit of mining operations in Kentucky. Management believes this will allow National Coal to focus resources on our assets in Tennessee and Alabama as well as on potential acquisitions in the region.

RESULTS OF OPERATIONS

The following table presents consolidated statement of operations data for each of the periods indicated as a percentage of revenues.



                                          Three Months Ended   Six Months Ended
(in percentages)                                June 30,           June 30,
                                           ----------------    ----------------
                                            2008      2007      2008      2007
                                           ------    ------    ------    ------
Revenues ...............................    100.0     100.0     100.0     100.0
                                           ------    ------    ------    ------
Operating expenses:
    Cost of sales ......................     97.7      97.0      97.6      94.7
    Depreciation, depletion,
       amortization and accretion ......      9.7      19.4      11.7      19.2
    General and administrative .........      8.9       8.3       6.8       9.7
                                           ------    ------    ------    ------
    Total operating expenses ...........    116.3     124.7     116.1     123.6
                                           ------    ------    ------    ------
Loss from operations ...................    (16.3)    (24.7)    (16.1)    (23.6)
Other income (expense):
    Interest expense ...................    (13.8)    (11.7)    (13.7)    (11.4)
    Interest income ....................      1.0       1.6       0.8       1.6
    Income from joint venture ..........      0.1       0.0       0.3       0.0
    Other income (expense), net ........     (3.4)      0.2      (2.6)      0.4
                                           ------    ------    ------    ------
Loss before income taxes ...............    (32.4)    (34.6)    (31.3)    (33.0)
Income tax benefit .....................      1.2       0.0       0.7       0.0
                                           ------    ------    ------    ------
Net loss ...............................    (31.2)    (34.6)    (30.6)    (33.0)
                                           ======    ======    ======    ======


COMPARISON OF THREE MONTHS ENDED JUNE 30, 2008 AND THREE MONTHS ENDED JUNE 30, 2007

PRODUCTION

During the three months ended June 30, 2008 and 2007, our mines produced 439,830 and 243,703 tons of coal, respectively, as follows:

                                                    THREE MONTHS ENDED
                                             JUNE 30, 2008      JUNE 30, 2007
                                           -----------------   -----------------
                                             Tons       %        Tons       %
                                           -------   -------   -------   -------
Production:
     Surface mines .....................   320,807      68.6    81,321      23.0
     Highwall mines ....................    35,502       7.6    34,938       9.9
     Underground mines .................    83,521      17.9   127,444      36.1
                                           -------   -------   -------   -------
Total tons produced ....................   439,830      94.1   243,703      69.0
Purchased coal .........................    27,356       5.9   109,466      31.0
                                           -------   -------   -------   -------
Total tons available ...................   467,186     100.0   353,169     100.0
                                           =======   =======   =======   =======

Tons produced by contract miners
     (included above) ..................    50,807      10.9    81,370      23.0
                                           =======   =======   =======   =======

The 2008 figures above include 191,614 tons from National Coal of Alabama. The 2007 figures above include 155,897 tons from our Straight Creek mining operations.

REVENUE

During the three months ended June 30, 2008 and 2007, approximately 88.7% and 78.6% of coal sales were made to four utilities and four industrial customers under contracts and open purchase order arrangements with original terms of twelve months or longer. The remaining coal sales for the three month period were made under short term contracts or purchase orders. Tons sold and the associated revenue for the three month period ended follows:

                                    THREE MONTHS ENDED
                                         JUNE 30                 INCREASE/DECREASE
                                 -------------------------   -------------------------
                                     2008          2007           $             %
                                 -----------   -----------   -----------   -----------
Coal sales ...................   $30,371,697   $18,729,218   $11,642,479          62.2
Tons sold ....................       458,245       372,341        85,904          23.1
Average price per ton sold ...   $     66.28   $     50.30   $     15.98          31.8

Other revenues ...............   $ 1,215,043   $   153,227   $ 1,061,816         693.0


The increase in revenue from coal sales for the three months ended June 30, 2008 as compared to the same period in 2007 was primarily the result of the average price per ton sold increasing from $50.30 during the three month period in 2007 to $66.28 during the three month period in 2008, along with the addition of National Coal of Alabama which sold 205,549 tons of coal during the period at an average price of $72.25 per ton, reduced by the sale of the Straight Creek operations, which sold 153,134 tons at an average price of $48.68 per ton during the same period in 2007.


The increase in other revenues of $1,061,816 resulted primarily from a new contract mining and services agreement between Xinergy and National Coal Corporation to extract coal from a highwall mine previously sold to Xinergy under the Straight Creek sale on March 31, 2008.

COST OF SALES

                                     THREE MONTHS ENDED
                                          JUNE 30                 INCREASE/DECREASE
                                  -------------------------   -------------------------
                                      2008          2007           $             %
                                  -----------   -----------   -----------   -----------
Cost of sales .................   $30,872,858   $18,309,912   $12,562,946          68.6
Tons sold .....................       458,245       372,341        85,904          23.1
Average cost per ton sold .....   $     67.37   $     49.18   $     18.19          37.0
                                  -----------   -----------   -----------   -----------


Total cost of sales increased 68.6% during the three months ended June 30, 2008 as compared to the same three month period in 2007 primarily as a result of:

   (i) The addition of National Coal of Alabama, selling 205,549 tons at an average cost of $77.04 per ton during the 2008 period as compared to no production during the 2007 period. Additionally, the March 2008 mechanical failure of our dragline equipment in Alabama resulted in lost production and corresponding revenues of approximately $5.5 million and 80,000 tons, respectively, during the three months ended June 30, 2008.

   (ii) The sale of the Straight Creek mining operations, which sold 153,124 tons at an average cost of $47.31 per ton during the 2007 period as compared to no production during the 2008 period.

   (iii) Costs associated with the aforementioned contract mining agreement of $1.1 million.

   (iv) Other increases were noted in the cost of diesel fuel in the Tennessee operations of $1.2 million or $4.73 per ton produced and contract labor and hauling costs of $1.1 million, or $4.51 per ton produced.

DEPRECIATION, DEPLETION, AMORTIZATION AND ACCRETION

                                     THREE MONTHS ENDED
                                          JUNE 30                 INCREASE/DECREASE
                                  -------------------------   -------------------------
                                      2008          2007           $             %
                                  -----------   -----------   -----------   -----------
Depreciation, depletion,
  amortization and accretion ..   $ 3,055,884   $ 3,664,058   $  (608,174)        (16.6)
Tons sold .....................       458,245       372,341        85,904          23.1
Average cost per ton sold .....   $      6.67   $      9.84   $     (3.17)        (32.2)


The 16.6% decrease in depreciation, depletion, amortization, and accretion expense for the three months ended June 30, 2008 as compared to the same period in 2007, is principally due to: (i) the sale of $16.1 million in property, plant, equipment, and mine development, or $0.9 million of related expense, associated with the sale of the Straight Creek properties on March 31, 2008; offset by (ii) the addition of National Coal of Alabama, which sold 205,549 tons of coal with an associated average cost of depreciation, depletion, amortization, and accretion per ton of $5.63, or $1.1 million of related expense; and offset by (iii) a reduction in expense of approximately $0.9 million for assets that were fully depreciated.

GENERAL AND ADMINISTRATIVE

                                     THREE MONTHS ENDED
                                          JUNE 30                 INCREASE/DECREASE
                                  -------------------------   -------------------------
                                      2008          2007           $             %
                                  -----------   -----------   -----------   -----------
General and administrative
  expense .....................   $ 2,798,746   $  1,575,011  $  1,223,735        77.7
Tons sold .....................       458,245        372,341        85,904        23.1
Average cost per ton sold .....   $      6.11   $       4.23  $       1.88        44.4


The 77.7% increase in general and administrative expenses for the three months ended June 30, 2008 as compared to the same period in the previous year is primarily attributable to the addition of $0.9 million in reserves associated with uncollectible accounts and legal contingencies and increased professional fees of $0.3 million.

OTHER INCOME (EXPENSE)

                                           THREE MONTHS ENDED
                                                JUNE 30,               INCREASE/DECREASE
                                       -------------------------   --------------------------
                                           2008          2007           $              %
                                       -----------   -----------   -----------    -----------
12.0% senior secured notes, due 2012   $ 2,600,007   $      --     $ 2,600,007          100.0
10.5% senior secured notes, due 2010     1,524,526     1,769,397      (244,871)         (13.8)
Term loan credit facility ..........          --         281,035      (281,035)        (100.0)
Installment obligations and notes ..       182,412        22,611       159,801          706.7
Capital lease obligations ..........        29,478       109,927       (80,449)         (73.2)
Other ..............................        10,871        33,235       (22,364)         (67.3)
                                       -----------   -----------   -----------    -----------
Total interest expense .............   $ 4,347,294   $ 2,216,205   $ 2,131,089           96.2
                                       ===========   ===========   ===========    ===========


The 96.2% increase in interest expense for the three months ended June 30, 2008 as compared to the same three month period in 2007, was primarily due to: (i) the October 19, 2007 issuance of our 12.0% Senior Secured Notes, the proceeds of which were used to purchase Mann Steel Products, Inc.; less (ii) repayment of our term loan credit facility and a reduction in interest expense on our 10.5% senior secured discount notes due to a reduction in debt of $10.0 million.

COMPARISON OF SIX MONTHS ENDED JUNE 30, 2008 AND SIX MONTHS ENDED JUNE 30, 2007

PRODUCTION

During the six months ended June 30, 2008 and 2007, our mines produced 940,053 and 544,506 tons of coal, respectively, as follows:

                                                         SIX MONTHS ENDED
                                                JUNE 30, 2008          JUNE 30, 2007
                                           ---------------------   ---------------------
                                              Tons         %         Tons          %
                                           ---------   ---------   ---------   ---------
Production:
     Surface mines .....................     664,356        62.3     182,622        23.3
     Highwall mines ....................      89,513         8.4      69,746         8.9
     Underground mines .................     186,184        17.4     292,138        37.3
                                           ---------   ---------   ---------   ---------
Total tons produced ....................     940,053        88.1     544,506        69.5
Purchased coal .........................     126,601        11.9     238,938        30.5
                                           ---------   ---------   ---------   ---------
Total tons available ...................   1,066,654       100.0     783,444       100.0
                                           =========   =========   =========   =========

Tons produced by contract miners
    (included above) ...................     129,853        12.2     184,294        23.5
                                           =========   =========   =========   =========


The 2008 figures above include 482,783 tons from National Coal of Alabama and 59,181 tons from our Straight Creek mining operations. The 2007 figures include 356,396 tons from our Straight Creek mining operations.

REVENUE

During the six months ended June 30, 2008 and 2007, approximately 85.0% and 93.2% of coal sales were made to four utilities and four industrial customers under contracts and open purchase order arrangements with original terms of twelve months or longer. The remaining coal sales for the six months period were made under short term contracts or purchase orders. Tons sold and the associated revenue for the six month period ended follows:

                                      SIX MONTHS ENDED
                                          JUNE 30                INCREASE/DECREASE
                                 -------------------------   -------------------------
                                    2008           2007           $             %
                                 -----------   -----------   -----------   -----------
Coal sales ...................   $65,855,138   $37,543,116   $28,312,022          75.4
Tons sold ....................     1,056,153       740,672       315,481          42.6
Average price per ton sold ...   $     62.35   $     50.69   $     11.66          23.0

Other revenues ...............   $ 1,400,350   $   374,275   $ 1,026,075         274.2


The increase in revenue from coal sales for the six months ended June 30, 2008 as compared to the same period in 2007 was primarily the result of the addition of National Coal of Alabama, which sold 499,149 tons of coal during the 2008 period at an average price of $68.87 per ton as compared to no production during the 2007 period, reduced by the sale of the Straight Creek mining operations, which sold 341,425 tons at an average price of $49.27 during the 2007 period.

The increase in other revenues of $1,026,075 consisted primarily of (i) fees charged to another coal producer for use of our train loading facilities in Southeast Kentucky, which were sold on March 31, 2008; and (ii) revenue from a new contract mining services agreement between Xinergy and National Coal Corporation to extract coal from a highwall mine previously sold to Xinergy under the Straight Creek sale on March 31, 2008.

COST OF SALES

                                      SIX MONTHS ENDED
                                          JUNE 30                INCREASE/DECREASE
                                 -------------------------   -------------------------
                                    2008           2007           $             %
                                 -----------   -----------   -----------   -----------
Cost of sales .................  $65,622,135   $35,903,825   $29,718,310        82.8
Tons sold .....................    1,056,153       740,672       315,481        42.6
Average cost per ton sold .....  $     62.13   $     48.47   $     13.66        28.2


Total cost of sales increased 82.8% during the six months ended June 30, 2008 as compared to the same six month period in 2007 due primarily to:

(i) The addition of National Coal of Alabama, which sold 499,149 tons of coal at an average cost per ton sold of $64.82. Additionally, the March 2008 mechanical failure of our dragline equipment resulted in lost production and corresponding revenues of approximately $7.7 million and 110,000 tons, respectively, during the six months ended June 30, 2008.

(ii) Our operations in Tennessee and Kentucky (sold on March 31, 2008) experienced large increases in the cost of labor, explosives, equipment repair, and fuel while experiencing deceases in both production and sales which resulted in the significant increase in the average cost per ton sold from $47.89 per ton to $59.63 per ton. Our Tennessee mines sold 456,126 tons at an average cost per ton sold of $56.31 and our Kentucky mines sold 100,878 tons at an average cost per ton sold of $59.63.

DEPRECIATION, DEPLETION, AMORTIZATION AND ACCRETION

                                      SIX MONTHS ENDED
                                          JUNE 30                INCREASE/DECREASE
                                 -------------------------   -------------------------
                                    2008           2007           $             %
                                 -----------   -----------   -----------   -----------
Depreciation, depletion,
 amortization and accretion ..   $ 7,868,139   $ 7,292,655   $   575,484          7.9
Tons sold ....................     1,056,153       740,672       315,481         42.6
Average cost per ton sold ....   $      7.45   $      9.85   $     (2.40)       (24.4)

The 7.9% increase in depreciation, depletion, amortization, and accretion expense for the six months ended June 30, 2008 as compared to the comparable period in 2007, is attributable to: (i) the sale of approximately $16.1 million in property, plant, equipment, and mine development, or $0.6 million of corresponding expense, associated with the sale of the Straight Creek properties on March 31, 2008; offset by (ii) the addition of National Coal of Alabama which sold 499,149 tons of coal during the 2008 period with an associated average cost of depreciation, depletion, amortization, and accretion per ton of $5.66, or $2.7 million of corresponding expense; and (iii) a reduction in expense of approximately $1.6 million for assets that were fully depreciated.

GENERAL AND ADMINISTRATIVE

                                      SIX MONTHS ENDED
                                          JUNE 30                INCREASE/DECREASE
                                 -------------------------   -------------------------
                                    2008           2007           $             %
                                 -----------   -----------   -----------   -----------
General and administrative
  expense ....................   $ 4,623,368   $ 3,653,908   $   969,460         26.5
Tons sold ....................     1,056,153       740,672       315,481         42.6
Average cost per ton sold ....   $      4.38   $      4.93   $     (0.55)       (11.2)


The 26.5% increase in general and administrative expenses for the six months ended June 30, 2008 as compared to the same period in the previous year is primarily attributable to the addition of $0.9 million in reserves associated with uncollectible accounts and legal contingencies.

OTHER INCOME (EXPENSE)

                                            SIX MONTHS ENDED
                                                JUNE 30,                INCREASE/DECREASE
                                       -------------------------   --------------------------
                                           2008          2007           $              %
                                       -----------   -----------   -----------    -----------
12.0% senior secured notes, due 2012   $ 5,281,299   $      --     $ 5,281,299          100.0
10.5% senior secured notes, due 2010     3,258,194     3,513,683      (255,489)          (7.3)
Term loan credit facility ..........       411,517       501,928       (90,411)         (18.0)
Installment obligations and notes ..       193,693        47,831       145,862          305.0
Capital lease obligations ..........        71,181       218,682      (147,501)         (67.4)
Other ..............................        20,464        38,429       (17,965)         (46.7)
                                       -----------   -----------   -----------    -----------
Total interest expense .............   $ 9,236,348   $ 4,320,553   $ 4,915,795          113.8
                                       ===========   ===========   ===========    ===========


The 113.8% increase in interest expense for the six months ended June 30, 2008 as compared to the same six month period in 2007, was primarily the result of
(i) the October 19, 2007 issuance of our 12.0% senior secured notes, the proceeds of which were used to purchase Mann Steel Products, Inc; (ii) less a reduction in interest expense on our 10.5% senior secured notes due to a reduction in debt of $13.0 million.

Interest income declined from $607,988 during 2007 to $544,608 in 2008 as a result of lower average cash balances and lower average interest rates during the six month period.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2008, we had cash and cash equivalents of approximately $11.2 million and working capital of approximately $3.2 million. Cash flows used in operations were $9.3 million and $6.6 million for the three and six months ended June 30, 2008, respectively. Operations have not always generated positive cash flows in the past and the ability to do so during the remainder of 2008 is not assured. At June 30, 2008, we had shareholders' equity of $13.9 million and incurred net losses of $20.6 million (excluding preferred stock dividends) for the six months then ended. Management expects that we may continue to incur net losses into the foreseeable future, which would decrease shareholders' equity and could lead to an eventual shareholders' deficit.

We invested approximately $8.2 million in equipment and mine development during the six months ended June 30, 2008 including $3.5 million purchased through equipment financing arrangements. Of this total, $500,000 was used to acquire a 524 acre mineral lease in eastern Tennessee that includes approximately 1.4 million tons of recoverable high quality coal. We intend to make up to $7.8 million of additional capital expenditures during the remainder of 2008 to expand operations and approximately $500,000 to maintain existing assets. On August 8, 2008, we acquired a 1,000 acre mineral and surface tract in eastern Tennessee that includes approximately 2.3 million tons of recoverable high quality coal. The purchase price was $7.0 million of which $2.0 million was paid in cash and $5.0 million in the issuance of 756,430 shares of the Company's common stock. This acquisition is excluded from the capital expenditures budget for the remainder of 2008.

In March 2008, our dragline equipment utilized in our L. Massey surface mine in Alabama suffered a major mechanical failure. The equipment has since been repaired and was back in production on July 28, 2008. This breakdown resulted in lost production of 80,000 and 110,000 tons and lost revenues of $5.5 million and $7.7 million during the three months and six months ended June 30, 2008, respectively.

In early 2008, we successfully renegotiated an existing coal supply agreement resulting in an increased selling price per ton. Management is presently in negotiations with another existing customer to amend another coal supply agreement. Our liquidity plans include the finalization of these ongoing negotiations, receipt of the remaining $3.0 million of restricted cash from the March 31, 2008 sale of our Straight Creek mining operations, and obtaining the release of $6.0 million in additional restricted cash used to collateralize current reclamation bonds. Additionally, management expects significant improvement in its Alabama operations following the repair and redeployment of its dragline equipment.

Management also intends to continue its pursuit of a $10 million working capital facility during 2008 to provide additional liquidity as needed. However, if we are unable to execute our plans successfully, we may not be able to meet our liquidity requirements and will need to pursue additional financing opportunities as needed.

We also have not priced a portion of the coal we plan to produce over the next several years in order to take advantage of expected future price increases. At June 30, 2008, our expected un-priced production was approximately 500,000 to 600,000 tons in 2009, 3.1 million to 3.3 million tons in 2010 and approximately
4.5 million tons in 2011.

The following table summarizes our long-term debt obligations, excluding capital leases:

                                                          JUNE 30,       DECEMBER 31,
                                                            2008             2007
                                                       -------------    -------------
12.0% Senior Secured Notes, due 2012 ...............   $  60,000,000    $  60,000,000
10.5% Senior Secured Notes, due 2010 ...............      42,000,000       55,000,000
Term Loan Credit Facility, due 2008 ................            --         10,000,000
Overriding Royalty Interest obligation, due 2023 ...       8,613,447        9,177,273
Equipment loans and installment purchase obligations       6,007,402        6,839,462
Insurance premium financing, due 2008 ..............         415,688           51,817
                                                       -------------    -------------
                                                         117,036,537      141,068,552

Unamortized discounts ..............................      (9,760,097)     (11,264,974)

Current portion of long-term debt ..................      (4,610,704)     (15,453,230)
                                                       -------------    -------------

Total long-term debt ...............................   $ 102,665,736    $ 114,350,348
                                                       =============    =============


12.0% SENIOR SECURED NOTES DUE 2012

National Coal of Alabama, Inc. is restricted in its ability to distribute cash to our other consolidated companies for use in their operations under the terms of our 12% Senior Secured Notes due 2012. On an annual basis, National Coal of Alabama can distribute cash for use in our other operations only if it meets certain EBITDA-based operating requirements for the immediately preceding fiscal year. Additionally, our subsidiary, National Coal Corporation, has entered into a management services agreement with National Coal of Alabama, Inc. that compensates National Coal Corporation for services that it provides to National Coal of Alabama, and a tax sharing agreement that requires National Coal of Alabama to make payments to us in respect of its tax liability. For the remainder of fiscal 2008, we anticipate National Coal of Alabama's operations to provide limited cash for use in our other operations.

Due primarily to the decrease in revenues and loss of production associated with our dragline equipment failure, we violated our loan covenants related to our 12% senior secured notes due 2012. We received a waiver of all existing defaults and covenant violations. Additionally, we obtained amended terms for certain covenants, through March 31, 2009. In return, we paid a one-time default rate waiver fee of $300,000.

10.5% SENIOR SECURED NOTES DUE 2010

During the six months ended June 30, 2008, certain holders of our 10.5% Senior Secured Notes exchanged $13,000,000 in notes and $158,958 in accrued interest for 1,855,935 shares of our common stock resulting in a $504,393 loss on extinguishment of debt included as a component of OTHER (EXPENSE) INCOME, NET in the accompanying condensed consolidated statement of operations.

TERM LOAN CREDIT FACILITY

On March 31, 2008, we used a portion of the proceeds from the sale of our Straight Creek, Kentucky properties (see Note 3, SALE OF STRAIGHT CREEK PROPERTIES) to repay $5.0 million of the $10.0 million Term Loan Credit Facility entered into in October 2006 with Guggenheim Corporate Funding, L.L.C. as administrative agent and accrued interest of $50,000. On April 2, 2008, we repaid the remaining $5.0 million and accrued interest of $51,667 which indebtedness otherwise would have matured in December 2008. The repayments resulted in a $1.2 million loss on extinguishment of debt included as a component of OTHER (EXPENSE) INCOME, NET for the six months ended June 30, 2008.

INSTALLMENT PURCHASE OBLIGATIONS AND EQUIPMENT NOTES

In June 2008, we acquired $1,175,000 of used equipment in exchange for $100,000 cash, a $244,000 note payable and the assumption of $831,000 in equipment loans. The $244,000 note payable requires repayment in one year at 8 % interest. The assumed equipment loans require payments over 55 months at fixed interest rates ranging from 7.45% to 8.0%. The obligations under the notes are secured by the purchased equipment.

In April 2008, we entered into a new installment sales contract and new equipment notes with equipment manufacturers pursuant to which we acquired equipment with an aggregate principal value of approximately $1,179,451 and $681,040, respectively. The installment sales contract requires payments over 36 months at a fixed interest rate of 6.25% and the equipment notes require payments over 36 months with a fixed interest rate of 4.75%. The obligations are secured by the equipment purchased.

In February, March and June 2008, we entered into new equipment notes with a bank and an equipment manufacturer pursuant to which we purchased vehicles with an aggregate principal value of approximately $103,000. These equipment notes require payments over 36 months at fixed interest rates of 7.75%. The obligations under the equipment notes are secured by the vehicles purchased.

Approximately $2.6 million of installment purchase obligations were assumed by Xinergy as a result of the March 31, 2008 sale of our Straight Creek, Kentucky properties. See Note 3, SALE OF STRAIGHT CREEK PROPERTIES.

CASH FLOWS

We currently satisfy our working capital requirements primarily through cash flows generated from operations and sales of debt and equity securities. For the six months ended June 30, 2008, we had a net increase in cash of approximately $1.3 million. Cash flows from operating, financing and investing activities for the six months ended June 30, 2008 and 2007 are summarized in the following table:

                                                 JUNE 30,            JUNE 30,
                                                   2008                2007
                                               ------------        ------------
Activity:
Operating activities ...................       $ (6,613,121)       $ (7,066,458)
Investing activities ...................          9,211,199          (2,168,296)
Financing activities ...................         (1,255,678)         12,553,183
                                               ------------        ------------
     Net increase in cash ..............       $  1,342,400        $  3,318,429
                                               ============        ============

OPERATING ACTIVITIES

The net cash used by operating activities of approximately $6.6 million during the six months ended June 30, 2008 was comparable with prior year cash used in operations of $7.1 million. The current period balance includes three months of operating losses associated with the Straight Creek mining operations, and a full six months of operating results for National Coal of Alabama. The comparable period in the prior year includes six months of Straight Creek operating losses and excludes National Coal of Alabama. We expect improvement in the cash flow used in operations as National Coal of Alabama is expected to be more profitable than our Straight Creek operations were. However, in March 2008, our dragline equipment utilized in our L. Massey surface mine in Alabama suffered a major mechanical failure. The equipment has since been repaired and was back in production on July 28, 2008. This breakdown resulted in lost production of 80,000 and 110,000 tons and lost revenues of $5.5 million and $7.7 million during the three months and six months ended June 30, 2008, respectively.

INVESTING ACTIVITIES

The increase in cash provided by investing activities of $9.2 million for the six months ended June 30, 2008 compared to cash used in investing activities of $2.2 million for the six months ended June 30, 2007 was primarily due to: (i) the sale of our Straight Creek, Kentucky properties in March 2008 for $10.7 million; (ii) the release of $4.0 million of reclamation bonds associated with the Straight Creek mining operations restricted cash to operations, less $0.4 million of other changes in restricted cash and (iii) a reduction of cash provided by investing activities due to a $2.7 million increase in capital expenditures over the same period last year.

FINANCING ACTIVITIES

The change in net cash used in financing activities of $1.3 million during the six months ended June 30, 2008 compared to the net cash provided by financing activities of $12.6 million for the six months ended June 30, 2007 was primarily due to: (i) the repayment of our Term Loan Credit Facility and repayments of notes and equipment related financing in 2008 totaling $13.2 million; (ii) a decrease of $3.1 million raised in equity financings over the respective periods; and (iii) less proceeds from stock option exercises of $1.0 million in 2008.

OFF-BALANCE SHEET ARRANGEMENTS

At June 30, 2008, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, variable interest or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

At June 30, 2008 and December 31, 2007, we, through our subsidiary, National Coal of Alabama, Inc., held an investment totaling $339,952 and $114,823, respectively, representing a 49% interest in Powhatan Dock, LLC ("Powhatan") which operates a barge load-out in Alabama. We use the equity method to account for the joint venture investment in Powhatan, which was acquired during the fourth quarter of 2007. Powhatan recorded revenues of $820,380 and $2,095,799 and net income of $47,172 and $459,448 during the three and six months ended June 30, 2008.

CRITICAL ACCOUNTING POLICIES, JUDGMENTS AND ESTIMATES

Accounting measurements at interim dates inherently involve greater reliance on estimates than those made at year-end. The results for the three and six months ended June 30, 2008 are not necessarily indicative of results to be expected for the full year. Please refer to the section entitled "Critical Accounting
Policies, Judgments and Estimates" included in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation of our Annual Report on Form 10-K for the year ended December 31, 2007 for a discussion of our critical accounting policies, judgments and estimates. There have been no material changes to the previously reported information concerning our Critical Accounting Policies, Judgments and Estimates.

RECENT ACCOUNTING PRONOUNCEMENTS

In May 2008, the FASB issued SFAS No. 162, "THE HIERARCHY OF GENERALLY ACCEPTED ACCOUNTING PRINCIPLES" ("SFAS No. 162"). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States of America. SFAS No. 162 is effective sixty days following the SEC's approval of PCAOB amendments to AU Section 411, "THE MEANING OF `PRESENT FAIRLY IN CONFORMITY WITH GENERALLY ACCEPTED ACCOUNTING PRINCIPLES' ". The Company is currently evaluating the potential impact, if any, of the adoption of SFAS No. 162 on its consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, "DISCLOSURES ABOUT DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES--AN AMENDMENT OF FASB STATEMENT NO. 133" ("SFAS No. 161") which changes the disclosure requirements for derivative instruments and hedging activities. SFAS No. 161 requires enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133, "ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES" and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. This SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company is currently evaluating the potential impact of adopting SFAS No. 161 in the disclosures to the Company's consolidated financial statements.

We adopted Statement of Financial Accounting Standards No. 157, FAIR VALUE MEASUREMENTS ("SFAS 157"), and Statement of Financial Accounting Standards No. 159, THE FAIR VALUE OPTION FOR FINANCIAL LIABILITIES - INCLUDING AN AMENDMENT OF FASB STATEMENT NO. 115 ("SFAS No. 159") on January 1, 2008. The adoptions of SFAS 157 and SFAS 159 did not have a material impact on our financial position or results of operations.

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

ITEM 4T. CONTROLS AND PROCEDURES

CONTROLS AND PROCEDURES

Members of our management, including our President and Chief Executive Officer, Daniel A. Roling, and Chief Financial Officer, Michael Castle, have evaluated the effectiveness of our disclosure controls and procedures, as defined by paragraph (e) of Exchange Act Rules 13a-15 or 15d-15, as of June 30, 2008, the end of the period covered by this report. Based upon that evaluation, Messrs. Roling and Castle concluded that our disclosure controls and procedures were effective as of June 30, 2008.

INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting or in other factors identified in connection with the evaluation required by paragraph
(d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the quarter ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.


Section 404 of the Sarbanes-Oxley Act of 2002 requires us to document and test the effectiveness of our internal control over financial reporting in accordance with an established internal control framework and to report our conclusion as to the effectiveness of our internal controls. For the fiscal year ending December 31, 2008 and subsequent years, we will also require an independent registered public accounting firm to test our internal control over financial reporting and report on the effectiveness of such controls.

                           PART II: OTHER INFORMATION

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

         On August 8, 2008, we issued 756,430 shares of our common stock (the "Shares") to Lonnie S. Hatmaker Irrevocable Family Trust (the "Trust"). The Shares were issued in connection with our acquisition of a 1,000 acre mineral and surface tract in eastern Tennessee (the "Assets") from Lafollette Enterprises, LP, a Tennessee limited partnership and Lonnie Hatmaker (collectively, the "Sellers"), pursuant to an Asset Purchase Agreement dated August 8, 2008 among the Sellers and Rex Coal, Inc., our wholly-owned subsidiary. The purchase price for the Assets was $7.0 million, of which $2.0 million was paid in cash and $5.0 million was satisfied by the issuance of the Shares. The Sellers designated that the Shares be delivered to the Trust, a limited partner of Lafollette Enterprises, LP.

         The Trust represented to us that such investor was an "accredited investor" within the meaning of Rule 501 of Regulation D under the Securities Act of 1933, and that such investor was receiving the securities for investment and not in connection with a distribution thereof. The issuance and sale of these securities was exempt from the registration and prospectus delivery requirements of the Securities Act pursuant to Section 4(2) of the Securities Act and Rule 506 thereunder as a transaction not involving any public offering.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On June 26, 2008, we held our 2008 Annual Meeting of Shareholders. At the annual meeting, there were 29,239,883 shares entitled to vote, including 28,819,931 shares of common stock and Series A convertible preferred stock convertible into 419,952 shares of common stock. There were 20,965,492 shares (71.7% of the shares entitled to vote) represented at the meeting in person or by proxy, comprised solely of shares of common stock. The only matters submitted to the shareholders at the annual meeting were (a) the election of four directors. Immediately prior to the meeting, the Board of Directors was comprised of Daniel A. Roling, Kenneth Scott, Gerald Malys, and Robert Heinlein. The following summarizes vote results for those matters submitted to our shareholders for action at the annual meeting:

         1. Proposal to elect Kenneth Scott, Daniel Roling, Gerald Malys, and Robert Heinlein to serve as our directors until the annual meeting of shareholders to be held in 2009 and until their successors are elected and have qualified:


              NAME                    FOR                WITHHELD

          Daniel Roling            17,917,078           3,048,414
          Kenneth Scott            20,745,331            220,161
          Gerald Malys             20,743,633            221,859
         Robert Heinlein           13,872,910           7,092,582

ITEM 6. EXHIBITS

The following exhibits are filed as part of this report:

EXHIBIT NUMBER                          EXHIBIT TITLE
--------------    --------------------------------------------------------------

     10.1 Amendment No. 1 And Waiver dated as of August 13, 2008 among National Coal of Alabama, Inc., the Holders named therein, and TCW Asset Management Company

     31.1 Certificate of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934, as amended.

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

                                        NATIONAL COAL CORP.


Date: August 14, 2008                   /S/ MICHAEL R. CASTLE
                                        --------------------------------
                                    By:     Michael R. Castle
                                    Its:    Chief Financial Officer
                                            (Principal Financial and
                                            Accounting Officer)