Form 10-Q
period 2008-09-30
NATIONAL COAL CORP
filed 2008-11-17
CIK 1089575

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the quarterly period ended September 30, 2008

                                       or

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

         As of November 14, 2008 the issuer had 34,184,824 shares of common stock, par value $.0001 per share, issued and outstanding.

                                TABLE OF CONTENTS

PART I -  FINANCIAL INFORMATION

Item 1 -  Financial Statements (Unaudited).....................................2

          Condensed Consolidated Balance Sheets as of September 30,
             2008 and December 31, 2007........................................2
          Condensed Consolidated Statements of Operations for the
             Three Months and Nine Months Ended September 30, 2008
             and 2007..........................................................3
          Condensed Consolidated Statements of Cash Flows for the
             Nine Months Ended September 30, 2008 and 2007.....................4
          Notes to Condensed Consolidated Unaudited Financial Statements.......5

Item 2 -  Management's Discussion and Analysis of Financial Condition
             and Results of Operations........................................21

Item 3 -  Quantitative and Qualitative Disclosures About Market Risk..........36

Item 4T - Controls and Procedures.............................................36

PART II - OTHER INFORMATION

Item 6 -  Exhibits............................................................37

                          PART I: FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                               NATIONAL COAL CORP.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                                                                  SEPTEMBER 30,     DECEMBER 31,
                                                                       2008             2007
                                                                  -------------    -------------
ASSETS
Current Assets:
     Cash and cash equivalents ................................   $  11,235,574    $   9,854,351
     Accounts receivable ......................................       6,698,551        8,787,046
     Inventory ................................................       2,735,744        2,946,101
     Prepaid and other current assets .........................       1,175,431        1,951,827
                                                                  -------------    -------------
        Total current assets ..................................      21,845,300       23,539,325


Property, plant, equipment and mine development, net ..........     101,860,847      108,880,599
Deferred financing costs ......................................       4,610,950        6,669,703
Restricted cash ...............................................      22,895,327       29,115,383
Other non-current assets ......................................       1,228,576        1,049,991
                                                                  -------------    -------------
        Total Assets ..........................................   $ 152,441,000    $ 169,255,001
                                                                  =============    =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
     Current maturities of long - term debt ...................   $   3,861,442    $  15,453,230
     Current installments of obligations under capital leases .         505,051          157,062
     Current portion of asset retirement obligation ...........       1,116,576        1,310,344
     Accounts payable and accrued  expenses ...................      17,908,377       12,759,593
                                                                  -------------    -------------
        Total current liabilities .............................      23,391,446       29,680,229

     Long - term debt, less current maturities, net of discount     103,545,838      114,350,348
     Obligations under capital leases, less current portion ...         512,961           74,688
     Asset retirement obligations, less current portion .......       8,051,641        8,954,343
     Deferred revenue .........................................       1,366,192        1,553,806
     Other non-current liabilities ............................       1,699,985        1,774,766
     Deferred tax liability ...................................       2,343,527        3,351,465
                                                                  -------------    -------------
        Total Liabilities .....................................     140,911,590      159,739,645
                                                                  -------------    -------------

Stockholders' Equity:
     Series A cumulative convertible preferred stock, $.0001
        par value; 8% coupon; 1,611 shares authorized;
        133.33 and 356.44 shares issued and outstanding at
        September 30, 2008 and December 31, 2007,
        respectively ..........................................            --               --
     Common Stock, $.0001 par value; 80 million shares
        authorized; 33,484,836 and 27,698,792 shares issued and
        outstanding at September 30, 2008 and December 31,
        2007, respectively ....................................           3,348            2,770
     Additional paid - in capital .............................     113,825,543       83,309,703
     Accumulated deficit ......................................    (102,299,481)     (73,797,117)
                                                                  -------------    -------------
        Total Stockholders' Equity ............................      11,529,410        9,515,356
                                                                  -------------    -------------
        Total Liabilities and Stockholders' Equity ............   $ 152,441,000    $ 169,255,001
                                                                  =============    =============

THE CONDENSED CONSOLIDATED BALANCE SHEET AS OF DECEMBER 31, 2007 WAS DERIVED FROM AUDITED FINANCIALS.

SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                               NATIONAL COAL CORP.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                 FOR THE THREE MONTHS ENDED         FOR THE NINE MONTHS ENDED
                                                       SEPTEMBER 30,                      SEPTEMBER 30,
                                               ------------------------------    ------------------------------
                                                    2008             2007             2008             2007
                                               -------------    -------------    -------------    -------------
Revenues:
     Coal sales ............................   $  32,508,955    $  20,561,737    $  98,364,093    $  58,104,853
     Other revenues ........................         976,683          295,558        2,377,033          669,833
                                               -------------    -------------    -------------    -------------
        Total revenues .....................      33,485,638       20,857,295      100,741,126       58,774,686
                                               -------------    -------------    -------------    -------------

Operating expenses:
     Cost of sales .........................      30,816,401       20,502,468       96,438,882       56,406,293
     Depreciation, depletion, amortization
        and accretion ......................       3,898,285        4,047,671       11,766,339       11,340,326
     General and administrative ............       2,489,736        1,671,768        7,122,341        5,325,676
                                               -------------    -------------    -------------    -------------
        Total operating expenses ...........      37,204,422       26,221,907      115,327,562       73,072,295
                                               -------------    -------------    -------------    -------------

Loss from operations .......................      (3,718,784)      (5,364,612)     (14,586,436)     (14,297,609)
                                               -------------    -------------    -------------    -------------
Other income (expense):
     Interest expense ......................      (4,820,531)      (2,194,661)     (14,056,614)      (6,515,214)
     Interest income .......................         242,464          275,590          787,289          883,407
     Income from joint venture .............         108,594             --            333,723             --
     Other .................................          38,419          176,213       (1,708,538)         320,689
                                               -------------    -------------    -------------    -------------
        Other income (expense), net ........      (4,431,054)      (1,742,858)     (14,644,140)      (5,311,118)

                                               -------------    -------------    -------------    -------------
Loss before income taxes ...................      (8,149,838)      (7,107,470)     (29,230,576)     (19,608,727)

Income tax benefit .........................         237,221             --            728,214             --
                                               -------------    -------------    -------------    -------------

Net loss ...................................      (7,912,617)      (7,107,470)     (28,502,362)     (19,608,727)

Preferred stock dividend ...................         (40,328)         (42,894)        (120,107)        (342,737)
Preferred stock deemed dividend ............            --           (687,034)            --         (1,710,139)
                                               -------------    -------------    -------------    -------------

Net loss attributable to common shareholders   $  (7,952,945)   $  (7,837,398)   $ (28,622,469)   $ (21,661,603)
                                               =============    =============    =============    =============

Basic net loss per common share ............   $       (0.24)   $       (0.39)   $       (0.93)   $       (1.12)
                                               =============    =============    =============    =============

Diluted net loss per common share ..........   $       (0.24)   $       (0.39)   $       (0.93)   $       (1.12)
                                               =============    =============    =============    =============

Weighted average common shares outstanding .      33,139,355       20,246,652       30,688,851       19,263,128
                                               =============    =============    =============    =============

SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                               NATIONAL COAL CORP.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                                                        FOR THE NINE MONTHS ENDED
                                                                              SEPTEMBER 30,
                                                                          2008            2007
                                                                      ------------    ------------
OPERATING ACTIVITIES
Net loss ..........................................................   $(28,502,362)   $(19,608,727)
Adjustments to reconcile net loss to net cash provided by (used in)
     operating activities:
        Depreciation, depletion, amortization and accretion .......     11,766,339      11,340,326
        Deferred income tax benefit ...............................       (728,214)           --
        Amortization of deferred financing costs ..................        575,759         527,526
        Amortization of debt discount .............................      2,415,154         502,743
        Loss/(gain) on disposal of assets .........................         20,868        (241,377)
        Loss on sale of Straight Creek properties .................        413,843            --
        Loss on extinguishment of debt ............................      1,676,840          50,720
        Income from joint venture .................................       (333,723)           --
        Settlement of asset retirement obligations ................       (686,990)       (336,680)
        Stock option expense ......................................      1,000,294         752,726
        Related party stock option expense ........................           --           434,493
        Changes in operating assets and liabilities:
           Accounts receivable ....................................      1,683,856         492,675
           Inventory ..............................................       (573,604)       (225,737)
           Prepaid and other current assets .......................      1,471,104        (478,390)
           Other non - current assets .............................        311,602          89,615
           Accounts payable and accrued expenses ..................      5,486,069      (1,376,802)
           Deferred revenue .......................................       (187,614)       (148,618)
           Other non - current liabilities ........................        (74,781)       (105,511)
                                                                      ------------    ------------
Net cash flows used in operating activities .......................     (4,265,560)     (8,331,018)
                                                                      ------------    ------------

INVESTING ACTIVITIES
Capital expenditures ..............................................     (8,034,987)     (3,174,585)
Proceeds from sale of Straight Creek properties ...................     10,711,399            --
Acquisition deposit ...............................................           --          (250,000)
Proceeds from sale of equipment ...................................           --           411,730
Restricted cash released to operations, net .......................      6,161,491         578,047
Additions to prepaid royalties ....................................       (680,644)       (229,198)
                                                                      ------------    ------------
Net cash provided by (used in) investing activities ...............      8,157,259      (2,664,006)
                                                                      ------------    ------------

FINANCING ACTIVITIES
Proceeds from issuance of common stock ............................     10,863,256      13,950,000
Proceeds from stock option exercises ..............................      1,037,125            --
Proceeds from issuance of notes payable ...........................           --           441,077
Proceeds from borrowings on Term Loan Credit Facility .............           --         2,000,000
Repayments of debt ................................................    (13,936,683)     (3,947,713)
Repayments of capital leases ......................................       (346,918)       (693,943)
Payments for deferred financing costs .............................        (13,040)       (533,465)
Dividends paid ....................................................       (114,216)       (371,317)
                                                                      ------------    ------------
Net cash flows (used in) provided by financing activities .........     (2,510,476)     10,844,639
                                                                      ------------    ------------
Net increase (decrease) in cash and cash equivalents ..............      1,381,223        (150,385)
Cash and cash equivalents at beginning of period ..................      9,854,351       2,180,885
                                                                      ------------    ------------
Cash and cash equivalents at end of period ........................   $ 11,235,574    $  2,030,500
                                                                      ============    ============

Supplemental Cash Flow Information
     Cash paid during the year for interest .......................   $ 12,440,580    $  4,061,696
     Non-cash investing and financing activities:
        Series A cumulative convertible preferred stock converted
           to common stock ........................................   $  3,346,650    $       --
        Series A cumulative convertible preferred stock effective
           dividends ..............................................           --         1,710,139
        Series A cumulative convertible preferred stock dividends
           converted to common stock ..............................        131,712         135,619
        Series A cumulative convertible preferred stock dividends          120,107         342,737
        10.5% Senior Secured Notes exchanged for common stock .....     12,735,848            --
        Equipment acquired through capital leases .................      1,133,181         248,900
        Financed equipment acquisitions ...........................      3,446,324       4,914,339
        Asset retirement obligations incurred .....................      1,979,217            --
        Common stock issued for mineral rights ....................      5,000,000            --

SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                               NATIONAL COAL CORP.
         NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

1.       BASIS OF PRESENTATION

The unaudited condensed consolidated financial statements do not include footnotes and certain financial information normally presented annually under accounting principles generally accepted in the United States of America and should, therefore, be read in conjunction with the Annual Report on Form 10-K of National Coal Corp. (the "Company") for the year ended December 31, 2007. The accompanying unaudited condensed consolidated financial statements reflect all adjustments that, in the opinion of management, are considered necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year end. The results of operations for the three and nine months ended September 30, 2008 are not necessarily indicative of the results that can be expected for the fiscal year.

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

At September 30, 2008, the Company had cash and cash equivalents of approximately $11.2 million and negative working capital of approximately $1.5 million. Cash flows provided by operations were $2.4 million for the three months ended September 30, 2008 and cash flows used in operations were $4.3 million for the nine months ended September 30, 2008. Operations have not always generated positive cash flows in the past and the ability to do so during the remainder of 2008 is not assured. At September 30, 2008, the Company had shareholders' equity of $11.5 million and incurred net losses of $28.5 million (excluding preferred stock dividends) for the nine months then ended. Management expects that the Company may continue to incur net losses in the future, which would decrease stockholders' equity and could lead to an eventual stockholders' deficit.

The Company invested approximately $17.6 million in equipment and mine development during the nine months ended September 30, 2008 including $4.6 million purchased through equipment financing arrangements. Of this total, $500,000 was used to acquire a 524 acre mineral lease in eastern Tennessee that includes approximately 1.4 million tons of recoverable high quality coal. Additionally, the Company acquired a 1,000 acre mineral and surface tract in eastern Tennessee that includes approximately 2.3 million tons of high quality coal. The purchase price was $7.0 million of which $2.0 million was paid in cash and $5.0 million in the issuance of 756,430 shares of the Company's common stock. Management intends to invest up to $2.6 million of additional capital expenditures during the remainder of 2008 to maintain planned production goals and approximately $450,000 to maintain existing assets.

In March 2008, the Company's dragline equipment utilized in its L. Massey surface mine in Alabama suffered a major mechanical failure. The equipment has since been repaired and was back in production on July 29, 2008. This breakdown resulted in estimated lost production of 30,000 and 140,000 tons and lost revenues of $1.8 million and $9.5 million during the three months and nine months ended September 30, 2008, respectively.

                               NATIONAL COAL CORP.
    NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS, CONTINUED

Due primarily to the loss of production and corresponding revenues associated with the dragline equipment failure, the Company's wholly-owned subsidiary National Coal of Alabama violated its loan covenants related to its 12% Senior Secured Notes due 2012 (Note 8) in the second and third quarters of 2008. On August 13, 2008 National Coal of Alabama received waivers of all existing defaults for covenant violations for the quarter ended June 30, 2008 and received modified terms for covenants for the quarter ended September 30, 2008. On November 12, 2008 National Coal of Alabama received waivers for loan covenants that were in default for the quarter ended September 30, 2008, and obtained amended terms for certain covenants through June 30, 2009.

During 2008, the Company successfully renegotiated several of its existing coal supply agreements resulting in an increased selling price per ton and additional revenues from those contracts. Resulting from these new and renegotiated contracts, the Company's contracted selling price per ton is $70.40 and $77.35 on 2,000,000 and 710,000 contracted tons for 2009 and 2010, respectively. The Company's liquidity plans include ongoing negotiations with existing and new customers to obtain additional sales for the metallurgical and steam coals from recently acquired properties and permitted mines in Tennessee and Alabama.

Management also intends to continue its pursuit of a $10 million First Lien Credit Facility permitted within the provisions of the 10.5% Senior Secured Note due 2010. However, if the Company is unable to execute its plans successfully, it may not be able to meet its liquidity requirements and will need to pursue additional financing opportunities as needed.

The Company has not yet priced a portion of the coal it has goals to produce over the next several years in order to take advantage of possible future price increases. At September 30, 2008, the Company has un-priced and uncommitted future production of approximately 300,000 to 400,000 tons in 2009, 1.7 million to 2.0 million tons in 2010. If National Coal of Alabama does not meet its production goals and business plans, National Coal of Alabama may not be able to remain in compliance with the loan covenants relating to the 12% Senior Secured Notes due 2012 for National Coal of Alabama. If National Coal of Alabama is not in compliance with the loan covenants, it could be necessary to pursue waivers in the future which cannot be assured considering the current credit environment.

2.       RECENT ACCOUNTING PRONOUNCEMENTS

In May 2008, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 162, "THE HIERARCHY OF GENERALLY ACCEPTED ACCOUNTING PRINCIPLES" ("SFAS No. 162"). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States of America. SFAS No. 162 is effective sixty days following the SEC's approval of Public Company Accounting Oversight Board ("PCAOB") amendments to AU Section 411, "THE MEANING OF `PRESENT FAIRLY IN CONFORMITY WITH GENERALLY ACCEPTED ACCOUNTING PRINCIPLES'". The Company is currently evaluating the potential impact, if any, of the adoption of SFAS No. 162 on its consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, "DISCLOSURES ABOUT DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES--AN AMENDMENT OF FASB STATEMENT NO. 133" ("SFAS No. 161") which changes the disclosure requirements for derivative instruments and hedging activities. SFAS No. 161 requires enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133, "ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES" and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company is currently evaluating the potential impact of adopting SFAS No. 161 on its disclosures in the consolidated financial statements.

                               NATIONAL COAL CORP.
    NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS, CONTINUED

In December 2007, the FASB issued SFAS No. 160, "Non-controlling Interests in Consolidated Financial Statements-An Amendment of ARB No. 51" ("SFAS No. 160"). SFAS No. 160 establishes accounting and reporting standards for the non-controlling interest in a subsidiary (previously referred to as minority interests). SFAS No. 160 would have an impact on the presentation and disclosure of the non-controlling interests of any non wholly-owned businesses acquired in the future. SFAS No. 160 will be effective for fiscal years beginning after December 15, 2008; earlier adoption is prohibited. The Company is still analyzing SFAS No. 160 to determine the impact of adoption.

SFAS No. 157, FAIR VALUE MEASUREMENTS ("SFAS No. 157"), and SFAS No. 159, THE FAIR VALUE OPTION FOR FINANCIAL LIABILITIES - INCLUDING AN AMENDMENT OF FASB STATEMENT NO. 115 ("SFAS No. 159") establish a framework for measuring fair value in U.S. GAAP, and expand disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. In February 2008, the FASB deferred the effective date of SFAS No. 157 by one year for certain non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). On January 1, 2008, the Company adopted the provisions of SFAS No. 157 and SFAS No. 159, except as it applies to those non-financial assets and non-financial liabilities for which the effective date has been delayed by one year. The adoptions of SFAS No. 157 and SFAS No. 159 did not have a material impact on the Company's financial position or results of operations.

In December 2007, the FASB issued SFAS No. 141R, BUSINESS COMBINATIONS ("SFAS No. 141R") which becomes effective fiscal years beginning after December 15, 2008. SFAS No. 141R establishes principles and requirements for determining how an enterprise recognizes and measures the fair value of certain assets and liabilities acquired in a business combination, including non-controlling interests, contingent consideration, and certain acquired contingencies. SFAS No. 141R also requires acquisition-related transaction expenses and restructuring costs be expensed as incurred rather than capitalized as a component of the business combination. The Company expects that SFAS No. 141R could have an impact on accounting for any businesses acquired after the effective date of this pronouncement. Additionally, SFAS No. 141R will affect the prospective income tax accounting for certain historical acquisitions. The Company has not yet analyzed the impact of adopting SFAS No. 141R.

3.       SALE OF STRAIGHT CREEK PROPERTIES

On March 31, 2008, the Company's wholly-owned subsidiary, National Coal Corporation, completed the sale of the real and personal property assets that comprise its Straight Creek mining operations in Bell, Leslie and Harlan
Counties, Kentucky to Xinergy Corp. ("Xinergy") for $11.0 million in cash in accordance with the terms and conditions of a Purchase Agreement entered into among the parties on February 8, 2008. The sale of the Straight Creek mining operations relieved the Company of approximately $3.6 million in reclamation liabilities, and approximately $2.6 million of equipment related debt which were assumed by Xinergy in the transaction. The sale included property, plant, equipment, and mine development with a net book value of approximately $16.1 million. After a negative working capital adjustment of approximately $288,000, the transaction resulted in a loss of approximately $398,000 which is reflected in OTHER within OTHER INCOME (EXPENSE), NET on the Company's condensed consolidated statement of operations for the nine months ended September 30, 2008. Additionally, the transaction resulted in the subsequent release of approximately $7.0 million in restricted cash that was previously pledged to secure reclamation bonds.

The Company's Straight Creek mining operations recognized revenues of $5.0 million and $9.6 million and operating losses of $2.3 million and $563,000 on sales of 99,669 and 187,095 tons of coal during the three months ended March 31, 2008 and 2007, respectively, and recognized revenues of $26.1 million and operating losses of $1.7 million on the sale of 520,079 tons of coal during the nine months ended September 30, 2007. Pursuant to a Contract Mining and Services Agreement dated April 1, 2008, the Company will provide highwall mining services to Xinergy at Straight Creek for a period of up to twenty-four months. Xinergy was founded and is controlled by Jon Nix, the former founder, officer and director, as well as a shareholder of the Company.

                               NATIONAL COAL CORP.
    NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS, CONTINUED

4.       INVENTORY

Inventory consists of the following:

                                                   SEPTEMBER 30,    DECEMBER 31,
                                                       2008              2007
                                                   ------------     ------------
Coal inventory ...............................     $  2,704,669     $  2,830,926
Tire inventory ...............................           31,075          115,175
                                                   ------------     ------------
                                                   $  2,735,744     $  2,946,101
                                                   ============     ============


5.       PROPERTY, PLANT, EQUIPMENT AND MINE DEVELOPMENT, NET

Property, plant, equipment and mine development consist of the following:

                                                             SEPTEMBER 30,     DECEMBER 31,
                                                                  2008             2007
                                                             -------------    -------------
Furniture and office equipment ...........................   $     341,183    $     468,178
Mining equipment and vehicles ............................      74,747,641       77,625,779
Land and buildings .......................................       4,446,393        6,764,479
Mineral rights ...........................................      48,361,975       48,487,494
Mine development .........................................      11,281,866       12,955,114
Construction in progress .................................         635,429        1,268,512
                                                             -------------    -------------
                                                               139,814,487      147,569,556

Less accumulated depreciation, depletion and amortization      (37,953,640)     (38,688,957)
                                                             -------------    -------------

Total property, plant, equipment and mine development, net   $ 101,860,847    $ 108,880,599
                                                             =============    =============

Included in mining equipment and vehicles for the period ended September 30, 2008 and December 31, 2007 was approximately $1,241,200 and $541,200 of gross assets under capital leases.

On March 31, 2008, the Company's wholly-owned subsidiary, National Coal Corporation, completed the sale of the Straight Creek, Kentucky properties, including property, plant, equipment, and mine development with a net book value of approximately $16.1 million. See Note 3, SALE OF STRAIGHT CREEK PROPERTIES.

During the nine months ended September 30, 2008, the Company decreased property, plant, equipment and mine development, net by $279,724 and decreased the deferred tax liability by a corresponding amount as a result of refinements to the Company's purchase price allocation for its October 2007 acquisition of National Coal of Alabama.

                               NATIONAL COAL CORP.
    NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS, CONTINUED

6.       OTHER NON-CURRENT ASSETS

                                                    SEPTEMBER 30,   DECEMBER 31,
                                                        2008            2007
                                                    ------------    ------------
Prepaid royalties ..............................    $    780,030    $    935,168
Investment in joint venture ....................         448,546         114,823
                                                    ------------    ------------
                                                    $  1,228,576    $  1,049,991
                                                    ============    ============

The Company uses the equity method to account for its 49% joint venture investment in Powhatan Dock, LLC ("Powhatan"), which began operations during the fourth quarter of 2007. Powhatan recorded revenues of $964,763 and $3,060,562 and net income of $221,620 and $681,068 during the three and nine months ended September 30, 2008, respectively.

7.       ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

                                                     SEPTEMBER 30,  DECEMBER 31,
                                                         2008           2007
                                                     ------------   ------------
Accounts payable .................................   $ 11,939,446   $ 10,579,615
Accrued payroll and related taxes ................        853,502        528,868
Accrued interest .................................      1,206,250        326,979
Accrued dividends ................................         40,328        114,216
Royalty obligations ..............................      1,214,952        774,887
Security deposits received .......................      1,550,493           --
Accrued federal, state and local taxes ...........        445,440        205,799
Accrued legal and accounting .....................        532,901           --
Other accrued expenses ...........................        125,065        229,229
                                                     ------------   ------------
                                                     $ 17,908,377   $ 12,759,593
                                                     ============   ============

                               NATIONAL COAL CORP.
    NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS, CONTINUED

8.       DEBT AND FINANCING ARRANGEMENTS

Long-term debt obligations of the Company, excluding capital leases, consist of the following:

                                                       SEPTEMBER 30,     DECEMBER 31,
                                                            2008             2007
                                                       -------------    -------------
12.0% Senior Secured Notes, due 2012 ...............   $  60,000,000    $  60,000,000
10.5% Senior Secured Notes, due 2010 ...............      42,000,000       55,000,000
Term Loan Credit Facility, due 2008 ................            --         10,000,000
Overriding Royalty Interest obligation, due 2023 ...       9,443,834        9,177,273
Equipment loans and installment purchase obligations       5,292,272        6,839,462
Insurance premium financing, due 2008 ..............         326,287           51,817
                                                       -------------    -------------
                                                         117,062,394      141,068,552

Unamortized discounts ..............................      (9,655,113)     (11,264,974)

Current portion of long-term debt ..................      (3,861,442)     (15,453,230)
                                                       -------------    -------------

Total long-term debt ...............................   $ 103,545,838    $ 114,350,348
                                                       =============    =============

12.0% SENIOR SECURED NOTES DUE 2012

During the second and third quarters of 2008, the Company's wholly-owned subsidiary National Coal of Alabama was in violation of the loan covenants set forth in its 12% Senior Secured Notes due 2012. The Company received a waiver of all existing defaults and covenant violations and obtained amended terms for certain covenants, through June 30, 2009. Management believes that it is probable that National Coal of Alabama will be in compliance with the amended covenants through September 30, 2009. Therefore, the Company has classified the 12% Senior Secured Notes as long-term debt at September 30, 2008.

During the three and nine months ended September 30, 2008, the Company recorded an additional $0.8 million of interest associated with a change in estimate of the Company's future overriding royalty obligation.

10.5% SENIOR SECURED NOTES DUE 2010

During the nine months ended September 30, 2008, certain holders of the Company's 10.5% Senior Secured Notes exchanged $13,000,000 in notes and $158,958 in accrued interest for 1,855,935 shares of the Company's common stock resulting in a $504,392 loss on extinguishment of debt included as a component of other in OTHER within OTHER INCOME (EXPENSE), NET in the accompanying condensed consolidated statements of operations.

TERM LOAN CREDIT FACILITY

On March 31, 2008 the Company used a portion of the proceeds from the sale of its Straight Creek, Kentucky properties (see Note 3, SALE OF STRAIGHT CREEK PROPERTIES) to repay $5.0 million of the $10.0 million Term Loan Credit Facility entered into in October 2006 with Guggenheim Corporate Funding, L.L.C. as administrative agent and accrued interest of $50,000. On April 2, 2008, the Company repaid the remaining $5.0 million and accrued interest of $51,667 which indebtedness otherwise would have matured in December 2008. The repayments resulted in a loss on extinguishment of debt of $1,171,817 for the nine months ended September 30, 2008, included as a component of other in OTHER within OTHER INCOME (EXPENSE), NET in the accompanying condensed consolidated statements of operations.

                               NATIONAL COAL CORP.
    NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS, CONTINUED

INSTALLMENT PURCHASE OBLIGATIONS AND EQUIPMENT NOTES

In August 2008, the Company entered into new equipment notes pursuant to which the Company purchased vehicles with an aggregate principal value of $129,104. The notes require payments over 36 months with a fixed interest rate of 6.99%. The obligations under the notes are secured by the vehicles purchased.

In June 2008, the Company acquired $1,175,000 of used equipment in exchange for $100,000 cash, a $244,000 note payable and the assumption of $831,000 in equipment loans. The $244,000 note payable requires repayment in one year at 8% interest. The assumed equipment loans require payments over 55 months at fixed interest rates ranging from 7.45% to 8.0%. The obligations under the notes are secured by the purchased equipment.

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

9.       LEASES

The Company leases mining and certain other equipment under noncancelable lease agreements with terms up to five years. Rental expense for equipment under operating lease agreements with initial lease terms of one year or greater was approximately $515,000 and $1,533,000 for the three and nine months ended September 30, 2008, respectively, and $515,000 and $1,628,000 for the three and nine months ended September 30, 2007, respectively.

10.      ASSET RETIREMENT OBLIGATIONS

Asset retirement obligation activity for the nine months ending September 30, 2008 follows:

Obligation at December 31, 2007 ...........................        $ 10,264,687
     Accretion expense ....................................           1,220,561
     Obligations incurred .................................           1,979,217
     Obligations settled ..................................            (686,990)
     Obligations disposed .................................          (3,609,258)
                                                                   ------------
Obligation at September 30, 2008 ..........................           9,168,217
Current portion ...........................................          (1,116,576)
                                                                   ------------
Long-term liability at September 30, 2008 .................        $  8,051,641
                                                                   ============

                               NATIONAL COAL CORP.
    NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS, CONTINUED

11.      STOCKHOLDERS' EQUITY

During the nine months ended September 30, 2008 and 2007,  holders of 223.11 and
278.66 shares of Series A cumulative convertible preferred stock with liquidation preferences totaling approximately $3,346,650 and $4,179,894, plus accrued dividends of $131,712 and $81,370, converted their shares into 600,753 and 801,886 shares of common stock, respectively.

During the nine months ended September 30, 2008, the Company completed the sale of 2,332,000 shares of common stock at a price of $4.65 per share in a private placement for gross proceeds of $10,843,800. Three executive officers of the Company participated in the offering and acquired an aggregate of 55,000 of the shares. Management intends to use the net proceeds received from the sale to facilitate new mine development including equipment acquisitions and for general working capital purposes.

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

For the three months ended September 30, 2008 and 2007, 2,484,275 and 1,058,569, respectively, potentially dilutive shares of the Company from warrants, convertible preferred stock and stock options were not included in the computation of diluted loss per share because to do so would be anti-dilutive. For the nine months ended September 30, 2008 and 2007, 2,466,311 and 1,160,240, respectively, potentially dilutive shares of the Company, from warrants, convertible preferred stock and stock options were not included in the computation of diluted loss per share because to do so would be anti-dilutive.

                               NATIONAL COAL CORP.
    NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS, CONTINUED

The computations for basic and diluted earnings or loss per share from continuing operations are as follows:

                                                  THREE MONTHS ENDED              NINE MONTHS ENDED
                                                     SEPTEMBER 30,                  SEPTEMBER 30,
                                             ----------------------------    ----------------------------
                                                 2008            2007            2008            2007
                                             ------------    ------------    ------------    ------------
NUMERATOR:
Net loss .................................   $ (7,912,617)   $ (7,107,470)   $(28,502,362)   $(19,608,727)
Preferred dividends ......................        (40,328)        (42,894)       (120,107)       (342,737)
Preferred stock deemed dividends .........           --          (687,034)           --        (1,710,139)
                                             ------------    ------------    ------------    ------------

Numerator for basic and diluted ..........   $ (7,952,945)   $ (7,837,398)   $(28,622,469)   $(21,661,603)
                                             ============    ============    ============    ============

DENOMINATOR:
Weighted average shares - basic ..........     33,139,355      20,246,652      30,688,851      19,263,128
Effect of warrants .......................      1,396,664            --         1,396,664            --
Effect of convertible preferred shares ...        386,838       1,027,047         419,725       1,062,117
Effect of stock options ..................        700,773          31,522         649,922          98,123
                                             ------------    ------------    ------------    ------------

Adjusted weighted average shares - diluted     35,623,630      21,305,221      33,155,162      20,423,368
                                             ============    ============    ============    ============

Net loss per share - basic ...............   $      (0.24)   $      (0.39)   $      (0.93)   $      (1.12)
                                             ============    ============    ============    ============

Net loss per share - diluted .............   $      (0.24)   $      (0.39)   $      (0.93)   $      (1.12)
                                             ============    ============    ============    ============

13.      STOCK - BASED COMPENSATION PLANS

The Company's 2004 Option Plan (the "Plan") was authorized by the Board of Directors of the Company in March 2004, and amended in January 2005. Under the terms of the Plan, stock options may be granted to officers, directors, employees, and others. At September 30, 2008, 4,450,000 shares of common stock were authorized for issuance under the Plan. Shares subject to awards that expire unexercised or are otherwise terminated, again become available for awards. Upon exercise, stock is issued from unissued or treasury shares. The grant price of an option under the Plan may not be less than the fair market value of the common stock subject to such option on the date of grant. Options have a maximum life of ten years and generally vest 25% per year over a four year period.

During the three months ended September 30, 2008 and 2007, the Company recognized $546,361 and $284,593, respectively, in stock-based compensation expense, respectively. During the nine months ended September 30, 2008 and 2007, the Company recognized $1,000,294 and $752,726, respectively, in stock-based compensation, respectively.

                               NATIONAL COAL CORP.
    NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS, CONTINUED

The fair value of each option was  estimated  on the date of the grant using the
Black-Scholes   option-pricing   model  with  the  following   weighted  average
assumptions:

                                      THREE MONTHS ENDED      NINE MONTHS ENDED
                                        SEPTEMBER 30,           SEPTEMBER 30,
                                     ------------------      ------------------
                                      2008        2007        2008        2007
                                     ------      ------      ------      ------
Expected term (years) ..........        *          6.25        6.25        6.25
Risk-free interest rates .......        *           4.4%       3.37%        4.5%
Expected dividend yield ........        *           0.0%        0.0%        0.0%
Expected volatility ............        *          51.1%      65.57%       52.1%

* No options granted during the three months ended September 30, 2008.

The risk-free interest rate is based on the U.S. Treasury rate for the expected life at the time of grant, volatility is based on the average long-term implied volatilities of peer companies as the Company's trading history is limited, and the expected term is determined using the SIMPLIFIED method as accepted under Securities and Exchange Commission Staff Accounting Bulletin No. 110 assuming a ten-year original contract term and graded vesting over four years. The weighted-average grant-date fair value of options issued during the nine months ended September 30, 2008 was $3.79. The total intrinsic value of options exercised during the nine months ended September 30, 2008 was approximately $571,918. There were no options exercised during the three or nine month period ended September 30, 2007.


Stock option activity for the nine months ended September 30, 2008 follows:

                                                                     WEIGHTED
                                                                     AVERAGE
                                                        WEIGHTED    REMAINING     AGGREGATE
                                                        AVERAGE    CONTRACTUAL    INTRINSIC
                                          OPTIONS       EXERCISE       TERM         VALUE
                                        OUTSTANDING      PRICE      (IN YEARS)     ($000)
                                         ----------    ----------   ----------   ----------
Outstanding at December 31, 2007 .....    1,565,625    $     6.22         8.19   $1,053,320
Granted ..............................      181,500          5.12
Exercised ............................         --              --
Forfeited ............................      (38,500)         6.82
Expirations ..........................         --              --
                                         ----------
Outstanding at March 31, 2008 ........    1,708,625    $     6.13         8.09   $  881,680
Granted ..............................      110,000          7.16
Exercised ............................     (211,750)         4.87
Forfeited ............................      (48,750)         3.39
Expirations ..........................         --              --
                                         ----------
Outstanding at June 30, 2008 .........    1,558,125    $     6.47         7.71   $3,782,509
Granted ..............................         --              --
Exercised ............................         --              --
Forfeited ............................      (21,000)         5.22
Expirations ..........................         --              --
                                         ----------
Outstanding at September 30, 2008 ....    1,537,125          6.09         7.52   $  571,918
                                         ==========
Vested or expected to vest
  at September 30, 2008 ..............    2,582,976    $     4.56
Exercisable ..........................      863,375    $     5.71

                               NATIONAL COAL CORP.
    NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS, CONTINUED

As of September 30, 2008, there was $1,234,754 of total unrecognized compensation cost related to non-vested stock options granted under the Plan. That cost is expected to be recognized over a weighted average period of 3.6 years. The total fair value of shares vested during the nine months ended September 30, 2008 and 2007 was $2,427,075 and $2,307,969, respectively.

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

15.      SUPPLEMENTAL GUARANTOR AND NON - GUARANTOR INFORMATION

National Coal of Alabama and its parent company, NCC Corp. (the "Alabama Companies"), have been designated as "unrestricted subsidiaries" with regard to the 10.5% Senior Secured Notes due 2010 and the Term Loan Credit Facility, which designation exempts them from being guarantors under those facilities. Further, the Alabama Companies do not guarantee any debt in which either National Coal Corp. or National Coal Corporation is the borrower. Conversely, National Coal Corp., National Coal Corporation and its subsidiaries (the "Tennessee Companies") have been excluded as guarantors under the 12% Senior Secured Notes due 2012.

The following condensed consolidating financial information sets forth the financial position as of September 30, 2008 and December 31, 2007 and results of operations for the three and nine months ended September 30, 2008 and cash flows for the nine months ended September 30, 2008 of the National Coal Corporation
(NCC) and National Coal of Alabama, Inc. (NCA). National Coal of Alabama was acquired on October 19, 2007.

                               NATIONAL COAL CORP.
    NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS, CONTINUED

                               NATIONAL COAL CORP.
               SUPPLEMENTAL CONDENSED CONSOLIDATED BALANCE SHEETS
                               SEPTEMBER 30, 2008
                                   (Unaudited)
                                                          NCC              NCA          ELIMINATIONS     CONSOLIDATED
                                                     -------------    -------------    -------------    -------------
ASSETS
Current Assets:
     Cash and cash equivalents ...................   $  11,235,574    $        --      $        --      $  11,235,574
     Accounts receivable .........................       1,571,939        5,348,584         (221,972)       6,698,551
     Inventory ...................................       1,720,493        1,015,251             --          2,735,744
     Prepaid and other current assets ............         766,698          408,733             --          1,175,431
                                                     -------------    -------------    -------------    -------------
        Total current assets .....................      15,294,704        6,772,568         (221,972)      21,845,300

Property, plant, equipment and mine
   development, net ..............................      42,416,504       59,444,343             --        101,860,847
Deferred financing costs .........................       1,231,744        3,379,206             --          4,610,950
Restricted cash ..................................      11,418,779       11,476,548             --         22,895,327
Other non-current assets .........................      13,457,932          870,569      (13,099,925)       1,228,576
                                                     -------------    -------------    -------------    -------------
        Total Assets .............................   $  83,819,663    $  81,943,234    $ (13,321,897)   $ 152,441,000
                                                     =============    =============    =============    =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
     Current maturities of long-term debt ........   $   2,328,457    $   1,532,985             --      $   3,861,442
     Current installments of obligations under
        capital leases ...........................         448,262           56,789             --            505,051
     Current portion of asset retirement
        obligation ...............................         456,180          660,396             --          1,116,576
     Accounts payable and accrued  expenses ......      10,230,662        7,899,687         (221,972)      17,908,377
                                                     -------------    -------------    -------------    -------------
        Total current liabilities ................      13,463,561       10,149,857         (221,972)      23,391,446

     Long - term debt, less current maturities,
        net of discount ..........................      41,974,793       61,571,045             --        103,545,838
     Obligations under capital leases, less
        current portion ..........................         393,268          119,693             --            512,961
     Asset retirement obligations, less current
        portion ..................................       4,077,139        3,974,502             --          8,051,641
     Deferred revenue ............................       1,366,192             --               --          1,366,192
     Other non - current liabilities .............         369,985        1,330,000             --          1,699,985
     Deferred tax liability ......................            --          2,343,527             --          2,343,527
                                                     -------------    -------------    -------------    -------------
        Total Liabilities ........................      61,644,938       79,488,624         (221,972)     140,911,590
                                                     -------------    -------------    -------------    -------------

Stockholders' Equity:
     Preferred Stock .............................            --               --               --               --
     Common stock ................................           3,348              104             (104)           3,348
     Additional paid - in capital ................     113,805,900       13,119,462      (13,099,821)     113,825,541
     Accumulated deficit .........................     (91,634,523)     (10,664,956)            --       (102,299,479)
                                                     -------------    -------------    -------------    -------------
        Total Stockholders' Equity ...............      22,174,725        2,454,610      (13,099,925)      11,529,410
                                                     -------------    -------------    -------------    -------------
        Total Liabilities and Stockholders' Equity   $  83,819,663    $  81,943,234    $ (13,321,897)   $ 152,441,000
                                                     =============    =============    =============    =============

                               NATIONAL COAL CORP.
    NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS, CONTINUED

                               NATIONAL COAL CORP.
               SUPPLEMENTAL CONDENSED CONSOLIDATED BALANCE SHEETS
                                DECEMBER 31, 2007
                                   (Unaudited)
                                                          NCC              NCA          ELIMINATIONS     CONSOLIDATED
                                                     -------------    -------------    -------------    -------------
ASSETS
Current Assets:
     Cash and cash equivalents ...................   $   8,823,016    $   1,031,335    $        --      $   9,854,351
     Accounts receivable .........................       2,402,256        6,384,790             --          8,787,046
     Inventory ...................................       2,155,603          790,498             --          2,946,101
     Prepaid and other current assets ............         239,381        1,712,446             --          1,951,827
                                                     -------------    -------------    -------------    -------------
        Total current assets .....................      13,620,256        9,919,069             --         23,539,325

Property, plant, equipment and mine development,
   net ...........................................      50,828,149       58,052,450             --        108,880,599
Deferred financing costs .........................       3,170,984        3,498,719             --          6,669,703
Restricted cash ..................................      16,511,809       12,603,574             --         29,115,383
Other non-current assets .........................      13,785,705          713,123      (13,448,837)       1,049,991
                                                     -------------    -------------    -------------    -------------
        Total Assets .............................   $  97,916,903    $  84,786,935    $ (13,448,837)   $ 169,255,001
                                                     =============    =============    =============    =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
     Current maturities of long-term debt ........   $  13,053,230    $   2,400,000    $        --      $  15,453,230
     Current installments of obligations under
        capital leases ...........................         157,062             --               --            157,062
     Current portion of asset retirement
        obligation ...............................       1,095,029          215,315             --          1,310,344

     Accounts payable and accrued expenses .......       9,094,288        3,665,305             --         12,759,593
                                                     -------------    -------------    -------------    -------------
        Total current liabilities ................      23,399,609        6,280,620             --         29,680,229

     Long - term debt, less current maturities,
        net of discount ..........................      56,219,120       58,131,228             --        114,350,348
     Obligations under capital leases, less
        current portion ..........................          74,688             --               --             74,688
     Asset retirement obligations, less current
        portion ..................................       6,493,296        2,461,047             --          8,954,343
     Deferred revenue ............................       1,553,805             --               --          1,553,805
     Other non - current liabilities .............         254,767        1,520,000             --          1,774,767
     Deferred tax liability ......................            --          3,351,465             --          3,351,465
                                                     -------------    -------------    -------------    -------------
        Total Liabilities ........................      87,995,285       71,744,360             --        159,739,645
                                                     -------------    -------------    -------------    -------------

Stockholders' Equity:
     Preferred Stock
     Common stock ................................           2,770              104             (104)           2,770
     Additional paid - in capital ................      83,309,703       13,448,733      (13,448,733)      83,309,703
     Accumulated deficit .........................     (73,390,855)        (406,262)            --        (73,797,117)
                                                     -------------    -------------    -------------    -------------
        Total Stockholders' Equity ...............       9,921,618       13,042,575      (13,448,837)       9,515,356
                                                     -------------    -------------    -------------    -------------
        Total Liabilities and Stockholders' Equity   $  97,916,903    $  84,786,935    $ (13,448,837)   $ 169,255,001
                                                     =============    =============    =============    =============


                               NATIONAL COAL CORP.
    NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS, CONTINUED

                               NATIONAL COAL CORP.
          SUPPLEMENTAL CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2008
                                   (Unaudited)

                                                  NCC             NCA        ELIMINATIONS    CONSOLIDATED
                                             ------------    ------------    ------------    ------------
Revenues:
    Coal sales ...........................   $ 17,604,658    $ 14,904,297    $       --      $ 32,508,955
    Other revenues .......................      1,276,683            --          (300,000)        976,683
                                             ------------    ------------    ------------    ------------
        Total revenues ...................     18,881,341      14,904,297        (300,000)     33,485,638
                                             ------------    ------------    ------------    ------------

Operating expenses:
     Cost of sales .......................     17,293,218      13,523,183            --        30,816,401
     Depreciation, depletion, amortization
        and accretion ....................      1,856,046       2,042,239            --         3,898,285
     General and administrative ..........      2,277,884         511,852        (300,000)      2,489,736
                                             ------------    ------------    ------------    ------------
        Total operating expenses .........     21,427,148      16,077,274        (300,000)     37,204,422
                                             ------------    ------------    ------------    ------------

Loss from operations .....................     (2,545,807)     (1,172,977)           --        (3,718,784)
                                             ------------    ------------    ------------    ------------

Other income (expense):
     Interest expense ....................     (1,616,725)     (3,203,806)           --        (4,820,531)
     Interest income .....................        180,142          62,322            --           242,464
     Income from joint venture ...........           --           108,594            --           108,594
     Other ...............................         23,653          14,766            --            38,419
                                             ------------    ------------    ------------    ------------
        Other income (expense), net ......     (1,412,930)     (3,018,124)           --        (4,431,054)
                                             ------------    ------------    ------------    ------------

Loss before income taxes .................     (3,958,737)     (4,191,101)           --        (8,149,838)


Income tax benefit .......................           --           237,221            --           237,221
                                             ------------    ------------    ------------    ------------

Net loss .................................   $ (3,958,737)   $ (3,953,880)   $       --      $ (7,912,617)
                                             ============    ============    ============    ============


          SUPPLEMENTAL CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008
                                   (Unaudited)

                                                   NCC             NCA          ELIMINATIONS     CONSOLIDATED
                                             -------------    -------------    -------------    -------------
Revenues:
     Coal sales ..........................   $  49,084,206    $  49,279,887    $        --      $  98,364,093
     Other revenues ......................       3,240,838           36,195         (900,000)       2,377,033
                                             -------------    -------------    -------------    -------------
        Total revenues ...................      52,325,044       49,316,082         (900,000)     100,741,126
                                             -------------    -------------    -------------    -------------

Operating expenses:
     Cost of sales .......................      50,561,776       45,877,106             --         96,438,882
     Depreciation, depletion, amortization
        and accretion ....................       6,928,779        4,837,560             --         11,766,339
     General and administrative ..........       6,192,343        1,829,998         (900,000)       7,122,341
                                             -------------    -------------    -------------    -------------
        Total operating expenses .........      63,682,898       52,544,664         (900,000)     115,327,562
                                             -------------    -------------    -------------    -------------

Loss from operations .....................     (11,357,854)      (3,228,582)            --        (14,586,436)
                                             -------------    -------------    -------------    -------------

Other income (expense):
     Interest expense ....................      (5,626,763)      (8,429,851)            --        (14,056,614)
     Interest income .....................         572,475          214,814             --            787,289
     Income from joint venture ...........            --            333,723             --            333,723
     Other ...............................      (1,831,527)         122,989             --         (1,708,538)
                                             -------------    -------------    -------------    -------------
        Other income (expense), net ......      (6,885,815)      (7,758,325)            --        (14,644,140)

                                             -------------    -------------    -------------    -------------
Loss before income taxes .................     (18,243,669)     (10,986,907)            --        (29,230,576)

Income tax benefit .......................            --            728,214             --            728,214
                                             -------------    -------------    -------------    -------------

Net loss .................................   $ (18,243,669)   $ (10,258,693)   $        --      $ (28,502,362)
                                             =============    =============    =============    =============

                               NATIONAL COAL CORP.
    NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS, CONTINUED

                               NATIONAL COAL CORP.
          SUPPLEMENTAL CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008
                                   (Unaudited)

                                                                 NCC            NCA         ELIMINATIONS    CONSOLIDATED
                                                            ------------    ------------    ------------    ------------
OPERATING ACTIVITIES
Net cash flows provided by (used in) operating activities   $ (6,051,037)   $  1,785,477    $       --      $ (4,265,560)

INVESTING ACTIVITIES
Capital expenditures ....................................     (6,126,347)     (1,908,640)           --        (8,034,987)
Proceeds from sale of Straight Creek properties .........     10,711,399            --              --        10,711,399
Restricted cash releaesd to operations ..................      5,034,465       1,127,026            --         6,161,491
Return of capital from subsidiary .......................        423,913            --          (423,913)           --
Additions to prepaid royalties ..........................       (470,319)       (210,325)           --          (680,644)
                                                            ------------    ------------    ------------    ------------
Net cash provided by (used in) investing activities .....      9,573,111        (991,939)       (423,913)      8,157,259
                                                            ------------    ------------    ------------    ------------

FINANCING ACTIVITIES
Proceeds from issuance of common and preferred stock ....     10,863,256            --              --        10,863,256
Proceeds from stock option exercises ....................      1,037,125            --              --         1,037,125
Repayments of debt ......................................    (12,540,290)     (1,396,393)           --       (13,936,683)
Repayments of capital leases ............................       (342,351)         (4,567)           --          (346,918)
Payments for deferred financing costs ...................        (13,040)           --              --           (13,040)
Payment of preferred dividend ...........................       (114,216)           --              --          (114,216)
Distribution to parent ..................................           --          (423,913)        423,913            --
                                                            ------------    ------------    ------------    ------------
Net cash flows provided by (used in) financing activities     (1,109,516)     (1,824,873)        423,913      (2,510,476)
                                                            ------------    ------------    ------------    ------------
Net increase (decrease) in cash and cash equivalents ....      2,412,558      (1,031,335)           --         1,381,223

Cash and cash equivalents at beginning of period ........      8,823,016       1,031,335            --         9,854,351
                                                            ------------    ------------    ------------    ------------
Cash and cash equivalents at end of period ..............   $ 11,235,574    $       --      $       --      $ 11,235,574
                                                            ============    ============    ============    ============

Supplemental Cash Flow Information
   Cash paid during the year for interest ...............   $  4,094,437    $  8,346,143    $       --      $ 12,440,580
   Non-cash investing and financing activities:
      Series A preferred stock converted to common stock    $  3,346,650    $       --      $       --      $  3,346,650
      Preferred stock effective dividends ...............           --              --              --              --
      Preferred stock dividends converted to to
         common stock ...................................        131,712            --              --           131,712
      10.5% Senior Secured Notes exchanged for
         common stock ...................................     12,735,848            --              --        12,735,848
      Equipment acquired through capital leases .........        952,131         181,050            --         1,133,181
      Financed equipment acquisitions ...................      1,579,938       1,866,386            --         3,446,324
      Asset retirement obligations incurred .............        158,300       1,820,917            --         1,979,217
      Common stock issued for mineral rights ............      5,000,000            --              --         5,000,000

                               NATIONAL COAL CORP.
    NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS, CONTINUED

6.       SUBSEQUENT EVENTS

On October 20, 2008, the Company executed employee retention contracts with two officers of the Company. These agreements in the aggregate, provide for cash bonuses of $350,000 payable upon execution and an additional $100,000 payable on January 31, 2012. In addition, the agreements provide for a total of 200,000 shares of the Company's common stock as well as the option to purchase 75,000 additional shares under a three year vesting schedule.

In addition to the agreements noted above, the Company provided incentive agreements to certain field employees in the form of cash bonuses payable one-half at execution and one-half at December 31, 2011 in the aggregate amount of $310,000 as well as the option to purchase 140,000 shares of the Company's common stock under a three year vesting schedule.

On October 24, 2008, the holder of 133.33 shares of series A cumulative convertible preferred stock representing all of the remaining shares of series A preferred stock then outstanding, with a liquidation preference totaling approximately $1,999,950, exchanged their shares into 499,988 shares of common stock.

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

         o        industry competition;

         o our ability to comply with covenants of our credit facility or obtain waivers in the event of future noncompliance.

         o our ability to continue to finance and execute our growth strategies;

         o        the   availability  of  financing   amidst   tightened  credit
                  standards;

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

OVERVIEW

We mine, process and sell high quality bituminous steam coal from mines located in East Tennessee and North Alabama and, until March 31, 2008, in Southeast Kentucky. We own the coal mineral rights to approximately 65,000 acres of land and lease the rights to approximately 16,663 additional acres excluding the Southeast Kentucky properties, known as Straight Creek, sold on March 31, 2008. As of September 30, 2008, our mining complexes included three active and two inactive underground mines, one underground mine in the development stage, seven active and two inactive surface mines, and one highwall mine. In addition, we have two preparation plants and two unit train loading facilities served by the Norfolk Southern ("NS") railroad. We are a minority joint venture partner in a barge loading facility on the Warrior River in North Alabama. We hold permits that allow us to open or re-open seven new mines close to our current operations. During the nine months ended September 30, 2008, we acquired a 524 acre mineral lease and a 1,000 acre mineral and surface tract in eastern Tennessee that includes approximately 1.4 million and 2.3 million tons of recoverable high quality coal. As of September 30, 2008, we controlled approximately 32.4 million estimated recoverable tons. During the nine months ended September 30, 2008, we generated total revenues of $100.7 million, a net loss of $28.5 million, an Adjusted Earnings Before Interest, Taxes, Depreciation, Depletion and Amortization ("Adjusted EBITDA") loss (See Adjusted EBITDA NOTE below) of $1.8 million and sold approximately 1.6 million tons of coal.

We plan to acquire additional mines and increase production from existing controlled properties and reserves as market conditions allow.

Our revenues are derived primarily from the sale of coal to electric utility companies and industrial customers in the Southeastern United States. According to the U.S. Department of Energy, Energy Information Administration, the long-term outlook for coal demand is favorable, as domestic electricity consumption is expected to grow at an average annual rate of 0.7% per year through 2030 with 48% to 49% of that growth provided by coal. International coal consumption is expected to grow by 2.0% through 2030. During the nine months ended September 30, 2008, approximately 65% of our revenue was generated from coal sales to electric utility companies in the Southeastern United States. Our largest customers were Georgia Power, Alabama Power, and Solutia, Inc., representing approximately 32.6%, 21.3% and 14.2% of our revenues, respectively.

During the nine months ended September 30, 2008, our mines produced approximately 1.4 million tons of coal. Approximately 20.3% of our production for the nine months ended September 30, 2008 was produced at underground mines and 79.7% was produced at our surface and highwall mining operations. We sell a majority of our coal pursuant to long-term contracts or open purchase order arrangements with long time customers. During 2008, we successfully renegotiated several of our existing coal supply agreements resulting in an increased selling price per ton and additional revenues from those contracts. The average contracted selling price per ton is $70.40 and $77.35 on 2,000,000 and 710,000 contracted tons for 2009 and 2010, respectively. Our liquidity plans include ongoing negotiations with existing and new customers to obtain additional sales for the metallurgical and steam coals from recently acquired properties and permitted mines in Tennessee and Alabama.

We have not yet priced a portion of the coal we have goals to produce over the next several years in order to take advantage of possible future price increases. At September 30, 2008, our un-priced and uncommitted future production was approximately 300,000 to 400,000 tons in 2009 and 1.7 million to
2.0 million tons in 2010.

In March 2008, our dragline equipment utilized on our L. Massey surface mine in Alabama suffered a major mechanical failure. The equipment was repaired and placed back in production on July 29, 2008. This breakdown resulted in estimated lost production of 30,000 and 140,000 tons and lost revenues of $1.8 million and $9.5 million during the three months and nine months ended September 30, 2008, respectively. Production levels and corresponding revenues are increasing now that the dragline is fully operational.

ADJUSTED EBITDA DISCLOSURES

Adjusted  EBITDA is defined as net loss plus (i) other  (income)  expense,  net,
(ii) interest expense, (iii) depreciation, depletion, accretion and amortization minus (iv) interest income, (v) income tax benefits, (vi) income from joint ventures and (vii) stock compensation expense. We present Adjusted EBITDA to enhance understanding of our operating performance. We use Adjusted EBITDA as a criterion for evaluating our performance relative to that of our peers, including measuring our cost effectiveness and return on capital, assessing our allocations of resources and production efficiencies and making compensation decisions. We believe that Adjusted EBITDA is an operating performance measure that provides investors and analysts with a measure of our operating performance and permits them to evaluate our cost effectiveness and production efficiencies relative to competitors. In addition, our management uses Adjusted EBITDA to monitor and evaluate our business operations. However, Adjusted EBITDA is not a measurement of financial performance under accounting principles generally accepted in the United States of America ("GAAP") and may not be comparable to other similarly titled measures of other companies. Adjusted EBITDA should not be considered as an alternative to cash flows from operating activities, determined in accordance with GAAP, as indicators of cash flows. The following reconciles our net loss to Adjusted EBITDA:

                                                  THREE MONTHS ENDED              NINE MONTHS ENDED
                                            ----------------------------    ----------------------------
                                            SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,
                                                2008            2007            2008            2007
                                            ------------    ------------    ------------    ------------
Net loss ................................   $ (7,912,617)   $ (7,107,470)   $(28,502,362)   $(19,608,727)
Income tax benefit ......................       (237,221)           --          (728,214)           --
Other (income) expense, net .............        (38,419)       (176,213)      1,708,538        (320,689)
Income from joint venture ...............       (108,594)           --          (333,723)           --
Interest income .........................       (242,464)       (275,590)       (787,289)       (883,407)
Interest expense ........................      4,820,531       2,194,661      14,056,614       6,515,214
Depreciation, depletion, amortization and
   accretion ............................      3,898,285       4,047,671      11,766,339      11,340,326
                                            ------------    ------------    ------------    ------------
EBITDA ..................................        179,501      (1,316,941)     (2,820,097)     (2,957,283)
Stock compensation expense ..............        546,361         284,593       1,000,294       1,192,219
                                            ------------    ------------    ------------    ------------
Adjusted EBITDA .........................   $    725,862    $ (1,032,348)   $ (1,819,803)   $ (1,765,064)
                                            ============    ============    ============    ============

SALE OF STRAIGHT CREEK MINING OPERATIONS

On March 31, 2008, our wholly-owned subsidiary, National Coal Corporation, completed the sale of the real and personal property assets that comprise its Straight Creek mining operations in Bell, Leslie and Harlan Counties, Kentucky to Xinergy Corp. ("Xinergy") for $11.0 million in cash in accordance with the terms and conditions of a Purchase Agreement entered into among the parties on February 8, 2008. As a result of the transaction, we relieved approximately $3.6 million in reclamation liabilities, and approximately $2.6 million of equipment related debt which were assumed by Xinergy in the transaction. The sale included property, plant, equipment, and mine development with a net book value of approximately $16.1 million. After a negative working capital adjustment of approximately $288,000, the transaction resulted in a loss of approximately $398,000 which is reflected in OTHER within OTHER INCOME (EXPENSE), NET on our condensed consolidated statement of operations for the nine months ended September 30, 2008. Additionally, the transaction resulted in the subsequent release of approximately $7.0 million in restricted cash that was previously pledged to secure reclamation bonds and other liabilities associated with the Straight Creek mining operations.

Our Straight Creek mining operations recognized revenues of $5.0 million and $9.6 million and operating losses of $2.3 million and $563,000 on sales of 99,669 and 187,095 tons of coal during the three months ended March 31, 2008 and 2007, respectively, and recognized revenues of $26.1 million and operating losses of $1.7 million on the sale of 520,079 tons of coal during the nine months ended September 30, 2007. Pursuant to a Contract Mining and Services Agreement dated April 1, 2008, we will provide highwall mining services to Xinergy at our former properties in Southeast Kentucky for a period of up to twenty-four months.

On March 31, 2008 we used a portion of the proceeds from the sale of the Straight Creek, Kentucky properties to repay $5.0 million of the $10.0 million Term Loan Credit Facility entered into in October 2006 with Guggenheim Corporate Funding, L.L.C. as administrative agent and accrued interest of $50,000. On April 2, 2008, we repaid the remaining $5.0 million and accrued interest of $51,667 which indebtedness otherwise would have matured in December 2008. The repayments resulted in additional interest expense of $1,168,923 for the nine months ended September 30, 2008 from the write-off of deferred financing costs associated with the Term Loan Credit facility.

Xinergy was founded and is controlled by Jon Nix, who is a founder and former officer, director and stockholder of National Coal. Mr. Nix served as a director of National Coal Corp. from January 2003 until July 2007, and as Chairman of the Board from March 2004 until July 2007. Mr. Nix also served as our President and Chief Executive Officer from January 2003 until August 2006.

Along with the November 2007 sale and option of our properties at Pine Mountain, Kentucky, the sale of our Straight Creek properties substantially completes our exit of mining operations in Kentucky. Management believes this will allow National Coal to focus resources on our assets in Tennessee and Alabama as well as on potential acquisitions in the region.

RESULTS OF OPERATIONS

The following table presents consolidated statement of operations data for each of the periods indicated as a percentage of revenues.

                                             THREE MONTHS        NINE MONTHS
                                                 ENDED               ENDED
(in percentages)                             SEPTEMBER 30,       SEPTEMBER 30,
                                           ----------------    ----------------
                                            2008      2007      2008      2007
                                           ------    ------    ------    ------
Revenues ................................   100.0     100.0     100.0     100.0
                                           ------    ------    ------    ------
Operating expenses:
    Cost of sales .......................    92.0      98.3      95.7      96.0
    Depreciation, depletion, amortization
       and accretion ....................    11.7      19.4      11.7      19.3
    General and administrative ..........     7.4       8.0       7.1       9.1
                                           ------    ------    ------    ------
    Total operating expenses ............   111.1     125.7     114.5     124.4
                                           ------    ------    ------    ------
Loss from operations ....................   (11.1)    (25.7)    (14.5)    (24.3)
Other income (expense):
    Interest expense ....................   (14.3)    (10.5)    (14.0)    (11.1)
    Interest income .....................     0.7       1.3       0.8       1.5
    Income from joint venture ...........     0.3       0.0       0.3       0.0
    Other income (expense), net .........     0.1       0.8      (1.6)      0.5
                                           ------    ------    ------    ------
Loss before income taxes ................   (24.3)    (34.1)    (29.0)    (33.4)
Income tax benefit ......................     0.7       0.0       0.7       0.0
                                           ------    ------    ------    ------
Net loss ................................   (23.6)    (34.1)    (28.3)    (33.4)
                                           ======    ======    ======    ======

COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 2008 AND THREE MONTHS ENDED SEPTEMBER 30, 2007

PRODUCTION

During the three months ended September 30, 2008 and 2007, our mines produced 493,944 and 288,179 tons of coal, respectively, as follows:

                                                  THREE MONTHS ENDED
                                          SEPTEMBER 30,         SEPTEMBER 30,
                                              2008                  2007
                                       -------------------   -------------------
                                         Tons         %        Tons         %
                                       --------   --------   --------   --------
Production:
     Surface mines .................    344,925       68.3     99,074       25.6
     Highwall mines ................     46,085        9.1     41,187       10.6
     Underground mines .............    104,686       20.7    147,918       38.5
                                       --------   --------   --------   --------
Total tons produced ................    495,696       98.1    288,179       74.7
Purchased coal .....................      8,996        1.9     97,912       25.3
                                       --------   --------   --------   --------
Total tons available ...............    504,692      100.0    386,091      100.0
                                       ========   ========   ========   ========

Tons produced by contract
     miners (included above) .......     48,391        9.5     99,896       25.9
                                       ========   ========   ========   ========


The 2008 figures above include  230,749 tons from National Coal of Alabama.  The
2007  figures  above  include   74,088  tons  from  our  Straight  Creek  mining
operations.

REVENUE

During the three months ended September 30, 2008 and 2007, approximately 94.9% and 90.0% of coal sales were made to four utilities and four industrial customers under contracts and open purchase order arrangements with original terms of twelve months or longer. The remaining coal sales for the three month period were made under short term contracts or purchase orders. Tons sold and the associated revenue for the three month period ended follows:

                                     THREE MONTHS ENDED
                                        SEPTEMBER 30,            INCREASE/DECREASE
                                 -------------------------   -------------------------
                                     2008          2007           $             %
                                 -----------   -----------   -----------   -----------
Coal sales ...................   $32,508,955   $20,561,737   $11,947,218          58.1
Tons sold ....................       492,410       405,685        86,725          21.4
Average price per ton sold ...   $     66.02   $     50.68   $     15.34          30.3

Other revenues ...............   $   976,683   $   295,558   $   681,125         230.5
                                 -----------   -----------   -----------   -----------

The increase in revenue from coal sales for the three months ended September 30, 2008 as compared to the same period in 2007 was primarily the result of the average price per ton sold increasing from $50.68 during the three month period in 2007 to $66.02 during the three month period in 2008, based on the addition of National Coal of Alabama which sold 221,895 tons of coal during the period at an average price of $67.17 per ton, reduced by the sale of the Straight Creek operations, which sold 178,654 tons at an average price of $49.62 per ton during the same period in 2007. Additionally, the average selling price for coal sold from the Company's Tennessee operations increased from $51.52 per ton sold during the three-month period in 2007 to $61.08 per ton sold during the three-month period in 2008.

The increase in other revenues of $681,125 resulted primarily from a new contract mining and services agreement between Xinergy and National Coal Corporation to extract coal from a highwall mine previously sold to Xinergy under the Straight Creek sale on March 31, 2008.

COST OF SALES

                                      THREE MONTHS ENDED
                                         SEPTEMBER 30,            INCREASE/DECREASE
                                  -------------------------   -------------------------
                                      2008          2007           $             %
                                  -----------   -----------   -----------   -----------
Cost of sales .................   $30,816,401   $20,502,468   $10,313,933          50.3
Tons sold .....................       492,410       405,685        86,725          21.4
Average cost per ton sold .....   $     62.58   $     50.54   $     12.04          23.8
                                  -----------   -----------   -----------   -----------

Total cost of sales increased 50.3% during the three months ended September 30, 2008 as compared to the same three month period in 2007 primarily as a result of:

   (i) The addition of National Coal of Alabama, selling 221,895 tons at an average cost of $60.94 per ton during the 2008 period as compared to no production during the 2007 period.

   (ii) The sale of the Straight Creek mining operations, which sold 178,654 tons at an average cost of $49.32 per ton during the 2007 period as compared to no production during the 2008 period.

Additionally, the cost per ton sold in the Tennessee operations increased from $51.50 per ton on 227,031 tons sold for the three month period in 2007 to $63.93 per ton on 270,515 tons sold for the three month period in 2008, principally as follows: (i) costs associated with the aforementioned contract mining agreement with Xinergy of $0.9 million or $3.42 per ton; (ii) increases in fuel and transportation costs of $1.3 million, or $3.03 per ton; (iii) increases in payroll costs of $1.4 million or $3.87 per ton; and (iv) increases in parts, supplies and purchased coal of $1.2 million or $4.08 per ton.

DEPRECIATION, DEPLETION, AMORTIZATION AND ACCRETION

                                            THREE MONTHS ENDED
                                              SEPTEMBER 30,           INCREASE/DECREASE
                                        ------------------------  -------------------------
                                            2008         2007          $             %
                                        -----------  -----------  -----------   -----------
Depreciation, depletion, amortization
   and accretion ....................   $ 3,898,285  $ 4,047,671  $  (149,386)         (3.7)
Tons sold ...........................       492,410      405,685       86,725          21.4
Average cost per ton sold ...........   $      7.92  $      9.98  $     (2.06)        (20.6)
                                        -----------  -----------  -----------   -----------

The 3.7% decrease in depreciation, depletion, amortization, and accretion expense for the three months ended September 30, 2008 as compared to the same period in 2007, is principally due to: (i) the sale of $16.1 million in property, plant, equipment, and mine development, and a resulting decrease of $0.9 million of related expense, associated with the sale of the Straight Creek properties on March 31, 2008; (ii) $0.9 million for assets that were fully depreciated; offset by (iii) the addition of National Coal of Alabama, which sold 221,895 tons of coal with an associated average cost of depreciation, depletion, amortization, and accretion per ton of $9.20, or $2.0 million of related expense.

GENERAL AND ADMINISTRATIVE

                                 THREE MONTHS ENDED
                                   SEPTEMBER 30,          INCREASE/DECREASE
                             ------------------------  ------------------------
                                 2008         2007          $            %
                             -----------  -----------  -----------  -----------
General and administrative
   expense ...............   $ 2,489,736  $ 1,671,768  $   817,968         48.9
Tons sold ................       492,410      405,685       86,725         21.4
Average cost per ton sold    $      5.06  $      4.12  $      0.94         22.8
                             -----------  -----------  -----------  -----------

The 48.9% increase in general and administrative expenses for the three months ended September 30, 2008 as compared to the same period in the previous year is primarily attributable to increased professional fees of $0.2 million, $0.3 million of additional share based compensation expense and the addition of $0.2 million of general and administrative expenses for National Coal of Alabama.

OTHER INCOME (EXPENSE)

                                            THREE MONTHS ENDED
                                              SEPTEMBER 30,             INCREASE/DECREASE
                                       -------------------------   --------------------------
                                           2008          2007           $              %
                                       -----------   -----------   -----------    -----------
12.0% senior secured notes, due 2012   $ 3,170,429   $      --     $ 3,170,429          100.0
10.5% senior secured notes, due 2010     1,375,696     1,711,482      (335,786)         (19.6)
Term loan credit facility ..........          --         338,660      (338,660)        (100.0)
Installment obligations and notes ..       232,740        55,892       176,848          316.4
Capital lease obligations ..........        30,864        81,127       (50,263)         (62.0)
Other ..............................        10,802         7,500         3,302           44.0
                                       -----------   -----------   -----------    -----------
Total interest expense .............   $ 4,820,531   $ 2,194,661   $ 2,625,870          119.6
                                       ===========   ===========   ===========    ===========

The 119.6% increase in interest expense for the three months ended September 30, 2008 as compared to the same three month period in 2007 was primarily due to:
(i) the October 19, 2007 issuance of our 12.0% Senior Secured Notes, the proceeds of which were used to purchase Mann Steel Products, Inc.; less (ii) repayment of our term loan credit facility and a reduction in interest expense on our 10.5% senior secured discount notes due to a reduction in debt of $10.0 million.

COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 2008 AND NINE MONTHS ENDED SEPTEMBER 30, 2007

PRODUCTION

During the nine months ended September 30, 2008 and 2007, our mines produced 1,433,996 and 831,987 tons of coal, respectively, as follows:

                                                     NINE MONTHS ENDED
                                            SEPTEMBER 30,           SEPTEMBER 30,
                                                2008                    2007
                                       ---------------------   ---------------------
                                          Tons         %          Tons         %
                                       ---------   ---------   ---------   ---------
Production:
     Surface mines .................     998,912        63.7     282,646        24.0
     Highwall mines ................     135,598         8.7     110,463         9.5
     Underground mines .............     290,869        18.5     438,878        37.7
                                       ---------   ---------   ---------   ---------
Total tons produced ................   1,425,379        90.9     831,987        71.2
Purchased coal .....................     143,479         9.1     336,839        28.8
                                                   ---------   ---------   ---------
Total tons available ...............   1,568,858       100.0   1,168,826       100.0
                                       =========   =========   =========   =========

Tons produced by contract
   miners (included above) .........     178,244        11.3     278,709        23.8
                                       =========   =========   =========   =========

The 2008 figures above include 653,162 tons from National Coal of Alabama and 59,181 tons from our Straight Creek mining operations. The 2007 figures include 191,746 tons from our Straight Creek mining operations.

REVENUE

During the nine months ended September 30, 2008 and 2007, approximately 88.6% and 89.0% of coal sales were made to four utilities and four industrial customers under contracts and open purchase order arrangements with original terms of twelve months or longer. The remaining coal sales for the nine months period were made under short term contracts or purchase orders. Tons sold and the associated revenue for the nine month period ended follows:

                                 NINE MONTHS ENDED
                                   SEPTEMBER 30              INCREASE/DECREASE
                             -------------------------   -------------------------
                                 2008          2007           $              %
                             -----------   -----------   -----------   -----------
Coal sales ...............   $98,364,093   $58,104,853   $40,259,240          69.3
Tons sold ................     1,576,785     1,145,477       431,308          37.6
Average price per ton sold   $     62.38   $     50.73   $     11.65          23.0

Other revenues ...........   $ 2,377,033   $   669,833   $ 1,707,200         254.9
                             -----------   -----------   -----------   -----------

The increase in revenue from coal sales for the nine months ended September 30, 2008 as compared to the same period in 2007 was primarily the result of the addition of National Coal of Alabama, which sold 749,266 tons of coal during the 2008 period at an average price of $65.77 per ton as compared to no sales during the 2007 period, reduced by the sale of the Straight Creek mining operations, which sold 520,079 tons at an average price of $49.32 during the 2007 period as compared to 100,878 tons at an average price of $48.55 during the 2008 period. Additionally, the average selling price for coal sold from the Company's Tennessee operations increased from $51.90 per ton sold during the 2007 period to $60.81 per ton sold during the 2008 period.

The increase in other revenues of $1,707,200 consisted primarily of (i) fees charged to another coal producer for use of our train loading facilities in Southeast Kentucky, which were sold on March 31, 2008; and (ii) revenue from a new contract mining services agreement between Xinergy and National Coal Corporation to extract coal from a highwall mine previously sold to Xinergy as part of the Straight Creek sale on March 31, 2008.

COST OF SALES

                                NINE MONTHS ENDED
                                  SEPTEMBER 30              INCREASE/DECREASE
                            -------------------------   -------------------------
                                2008          2007           $              %
                            -----------   -----------   -----------   -----------
Cost of sales ...........   $96,438,882   $56,406,293   $40,032,589          71.0
Tons sold ...............     1,576,785     1,145,477       431,308          37.6
Average cost per ton sold   $     61.16   $     49.24   $     11.92          24.2
                            -----------   -----------   -----------   -----------

Total cost of sales increased 71.0% during the nine months ended September 30, 2008 as compared to the same nine month period in 2007 due primarily to:

         (i) The addition of National Coal of Alabama, which sold 749,266 tons of coal at an average cost per ton sold of $61.23.
                  Additionally,   the  March  2008  mechanical  failure  of  our
                  dragline equipment resulted in lost production and corresponding revenues of approximately $9.5 million and 140,000 tons, respectively, during the nine months ended September 30, 2008.

         (ii) The sale of our Kentucky operations, which sold 100,878 tons at a cost of $62.57 per ton for the nine months ended September 30, 2008 compared to 520,079 tons at a cost of $48.88 per ton for the nine months ended September 30, 2007.

         (iii) Our Tennessee mines sold 726,641 tons at an average cost per ton sold of $60.90 per ton for the nine months ended September 30, 2008 compared to 625,398 tons at an average cost per ton sold of $49.55 for the nine months ended September 30, 2007. This increase is due to: (i) increases in fuel and transportation costs of $3.0 million or $2.30 per ton sold;
                  (ii) increase due to the aforementioned Xinergy contract of $2.1 million or $2.93 per ton sold; (iii) increases in payroll costs of $2.8 million or $2.20 per ton sold; (iv) increase in contract labor costs of $1.3 million or $1.60 per ton sold and
                  (v) increase in equipment maintenance of $0.8 million or $1.00 per ton sold.

DEPRECIATION, DEPLETION, AMORTIZATION AND ACCRETION

                                NINE MONTHS ENDED
                                  SEPTEMBER 30              INCREASE/DECREASE
                            -------------------------   -------------------------
                                2008          2007           $              %
                            -----------   -----------   -----------   -----------
Depreciation, depletion,
   amortization and
   accretion ............   $11,766,339   $11,340,326   $   426,013           3.8
Tons sold ...............     1,576,785     1,145,477       431,308          37.6
Average cost per ton sold   $      7.46   $      9.90   $     (2.44)        (24.6)
                            -----------   -----------   -----------   -----------

The 3.8% decrease in depreciation, depletion, amortization, and accretion expense for the nine months ended September 30, 2008 as compared to the same period in 2007, is attributable to: (i) the sale of approximately $16.1 million in property, plant, equipment, and mine development, and a resulting decrease of $1.8 million of corresponding expense, associated with the sale of the Straight Creek properties on March 31, 2008; (ii) $2.4 million for assets that were fully depreciated; offset by (iii) the addition of National Coal of Alabama, which sold 749,266 tons of coal during the 2008 period with an associated average cost of depreciation, depletion, amortization, and accretion per ton of $6.46, or $4.9 million of corresponding expense.

GENERAL AND ADMINISTRATIVE

                                NINE MONTHS ENDED
                                  SEPTEMBER 30              INCREASE/DECREASE
                            -------------------------   -------------------------
                                2008          2007           $              %
                            -----------   -----------   -----------   -----------
General and administrative
   expense ..............   $ 7,122,341   $ 5,325,676   $ 1,796,665          33.7
Tons sold ...............     1,576,785     1,145,477       431,308          37.6
Average cost per ton sold   $      4.52   $      4.65   $     (0.13)         (2.8)
                            -----------   -----------   -----------   -----------

The 33.7% increase in general and administrative expenses for the nine months ended September 30, 2008 as compared to the same period in the previous year is primarily attributable to the addition of $1.8 million of expenses associated with National Coal of Alabama less $0.6 million of general and administrative expenses allocated to the Straight Creek operations, offset by increases of $0.3 million in professional fees and $0.3 million in legal contingencies.

OTHER INCOME (EXPENSE)

                                            NINE MONTHS ENDED
                                              SEPTEMBER 30,             INCREASE/DECREASE
                                       -------------------------   --------------------------
                                           2008          2007           $              %
                                       -----------   -----------   -----------    -----------
12.0% senior secured notes, due 2012   $ 8,375,849   $      --     $ 8,375,849          100.0
10.5% senior secured notes, due 2010     4,709,506     5,225,165      (515,659)          (9.9)
Term loan credit facility ..........       411,517       840,589      (429,072)         (51.0)
Installment obligations and notes ..       426,432       103,723       322,709          311.1
Capital lease obligations ..........       102,045       299,809      (197,764)         (66.0)
Other ..............................        31,266        45,928       (14,662)         (31.9)
                                       -----------   -----------   -----------    -----------
Total interest expense .............   $14,056,614   $ 6,515,214   $ 7,541,400          115.8
                                       ===========   ===========   ===========    ===========

The 115.8% increase in interest expense for the nine months ended September 30, 2008 as compared to the same nine month period in 2007, was primarily the result of (i) the October 19, 2007 issuance of our 12.0% senior secured notes, the proceeds of which were used to purchase Mann Steel Products, Inc; (ii) less a reduction in interest expense on our 10.5% senior secured notes due to a reduction in debt of $13.0 million.

Interest income declined from $883,407 during 2007 to $787,289 in 2008 as a result of lower average cash balances and lower average interest rates during the nine month period.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2008, we had cash and cash equivalents of approximately $11.2 million and negative working capital of approximately $1.5 million. Cash flows provided by operations were $2.4 million for the three months ended September 30, 2008 and cash flows used in operations were $4.3 million for the nine months ended September 30, 2008. Operations have not always generated positive cash flows in the past and the ability to do so during the remainder of 2008 is not assured. At September 30, 2008, we had shareholders' equity of $11.5 million and incurred net losses of $28.5 million (excluding preferred stock dividends) for the nine months then ended. Management expects that we may continue to incur net losses into the foreseeable future, which would decrease stockholders' equity and could lead to an eventual shareholders' deficit.

We invested approximately $17.6 million in equipment and mine development during the nine months ended September 30, 2008 including $4.6 million purchased through equipment financing arrangements. Of this total, $500,000 was used to acquire a 524 acre mineral lease in eastern Tennessee that includes approximately 1.4 million tons of recoverable high quality coal. On August 8, 2008, we acquired a 1,000 acre mineral and surface tract in eastern Tennessee that includes approximately 2.3 million tons of recoverable high quality coal. The purchase price was $7.0 million of which $2.0 million was paid in cash and $5.0 million in the issuance of 756,430 shares of the Company's common stock. We intend to make up to $2.6 million of additional capital expenditures during the remainder of 2008 to expand operations and approximately $450,000 to maintain existing assets.

In March 2008, our dragline equipment utilized in our L. Massey surface mine in Alabama suffered a major mechanical failure. The equipment has since been repaired and was back in production on July 29, 2008. This breakdown resulted in estimated lost production of 30,000 and 140,000 tons and lost revenues of $1.8 million and $9.5 million during the three months and nine months ended September 30, 2008, respectively.

During 2008, we successfully renegotiated several of our existing coal supply agreements resulting in an increased selling price per ton and additional revenues from those contracts. The contracted average selling price per ton is $70.40 and $77.35 on 2,000,000 and 710,000 contracted tons for 2009 and 2010, respectively. Our liquidity plans include ongoing negotiations with existing and new customers to obtain additional sales for the metallurgical and steam coals from recently acquired properties and permitted mines in Tennessee and Alabama.

We also intend to continue the pursuit of a $10 million First Lien Credit Facility permitted within the provisions of the 10.5% Senior Secured Note due 2010. However, if we are unable to execute our plans successfully, we may not be able to meet our liquidity requirements and will need to pursue additional financing opportunities as needed.

We have not yet priced a portion of the coal we have goals to produce over the next several years in order to take advantage of possible future price increases. At September 30, 2008, our un-priced and uncommitted future production was approximately 300,000 to 400,000 tons in 2009, 1.7 million to 2.0 million tons in 2010.

The following table summarizes our long-term debt obligations, excluding capital leases:

                                                       SEPTEMBER 30,     DECEMBER 31,
                                                            2008             2007
                                                       -------------    -------------
12.0% Senior Secured Notes, due 2012 ...............   $  60,000,000    $  60,000,000
10.5% Senior Secured Notes, due 2010 ...............      42,000,000       55,000,000
Term Loan Credit Facility, due 2008 ................            --         10,000,000
Overriding Royalty Interest obligation, due 2023 ...       9,443,834        9,177,273
Equipment loans and installment purchase obligations       5,292,272        6,839,462
Insurance premium financing, due 2008 ..............         326,287           51,817
                                                       -------------    -------------
                                                         117,062,393      141,068,552

Unamortized discounts ..............................      (9,655,113)     (11,264,974)

Current portion of long-term debt ..................      (3,861,442)     (15,453,230)
                                                       -------------    -------------

Total long-term debt ...............................   $ 103,545,838    $ 114,350,348
                                                       =============    =============

12.0% SENIOR SECURED NOTES DUE 2012

National Coal of Alabama, Inc. is restricted in its ability to distribute cash to our other consolidated companies for use in their operations under the terms of our 12% Senior Secured Notes due 2012. On an annual basis, National Coal of Alabama can distribute cash for use in our other operations only if it meets certain EBITDA-based operating requirements for the immediately preceding fiscal year. Additionally, our subsidiary, National Coal Corporation, has entered into a management services agreement with National Coal of Alabama, Inc. that compensates National Coal Corporation for services that it provides to National Coal of Alabama, and a tax sharing agreement that requires National Coal of Alabama to make payments to us in respect of its tax liability. For the remainder of fiscal 2008, we anticipate National Coal of Alabama's operations to provide no cash for use in our other operations.

Due primarily to the loss of production and corresponding revenues associated with the dragline equipment failure, we violated our loan covenants related to our 12% Senior Secured Notes due 2012 (Note 8) in the second and third quarters of 2008. On August 13, 2008, we received waivers of all existing defaults and covenant violations for the quarter ended June 30, 2008 and received modified terms for covenants for September 30, 2008. On November 12, 2008, we received waivers for loan covenants that were in default for the quarter ended September 30, 2008, and obtained amended terms for certain covenants through June 30, 2009.

10.5% SENIOR SECURED NOTES DUE 2010

During the nine months ended September 30, 2008, certain holders of our 10.5% Senior Secured Notes exchanged $13,000,000 in notes and $158,958 in accrued interest for 1,855,935 shares of our common stock resulting in a $504,393 loss on extinguishment of debt included as a component of OTHER within OTHER INCOME (EXPENSE), NET in the accompanying condensed consolidated statement of operations.

TERM LOAN CREDIT FACILITY

On March 31, 2008, we used a portion of the proceeds from the sale of our Straight Creek, Kentucky properties (see Note 3, SALE OF STRAIGHT CREEK PROPERTIES) to repay $5.0 million of the $10.0 million Term Loan Credit Facility entered into in October 2006 with Guggenheim Corporate Funding, L.L.C. as administrative agent and accrued interest of $50,000. On April 2, 2008, we repaid the remaining $5.0 million and accrued interest of $51,667 which indebtedness otherwise would have matured in December 2008. The repayments resulted in a $1.2 million loss on extinguishment of debt included as a component of OTHER within OTHER INCOME (EXPENSE), NET for the nine months ended September 30, 2008.

INSTALLMENT PURCHASE OBLIGATIONS AND EQUIPMENT NOTES

In August 2008, we entered into new equipment notes pursuant to which we purchased vehicles with an aggregate principal value of $129,104. The notes require payments over 36 months with a fixed interest rate of 6.99%. The obligations under the notes are secured by the vehicles purchased.

In June 2008, we acquired $1,175,000 of used equipment in exchange for $100,000 cash, a $244,000 note payable and the assumption of $831,000 in equipment loans. The $244,000 note payable requires repayment in one year at 8% interest. The assumed equipment loans require payments over 55 months at fixed interest rates ranging from 7.45% to 8.0%. The obligations under the notes are secured by the purchased equipment.

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

Approximately $2.6 million of installment purchase obligations were assumed by Xinergy as a result of the March 31, 2008 sale of our Straight Creek, Kentucky properties. See Note 3, SALE OF STRAIGHT CREEK PROPERTIES to the Condensed Consolidated Unaudited Financial Statements.

CASH FLOWS

We currently satisfy our working capital requirements primarily through cash flows generated from operations and sales of debt and equity securities. For the nine months ended September 30, 2008, we had a net increase in cash of approximately $1.4 million. Cash flows from operating, financing and investing activities for the nine months ended September 30, 2008 and 2007 are summarized in the following table:

                                                 SEPTEMBER 30,     SEPTEMBER 30,
                                                     2008              2007
                                                 ------------      -----------
Activity:
Operating activities .......................     $ (4,265,560)     $ (8,331,018)
Investing activities .......................        8,157,259        (2,664,006)
Financing activities .......................       (2,510,476)       10,844,639
                                                 ------------      ------------
     Net increase (decrease) in cash .......     $  1,381,223      $   (150,385)
                                                 ============      ============

OPERATING ACTIVITIES

The net cash used in operating activities of approximately $4.3 million during the nine months ended September 30, 2008 compared with prior year cash used in operations of $8.3 million was primarily attributable to the current period activity including a full nine months of operating results for National Coal of Alabama while only being offset by three months of operating losses associated with the Straight Creek mining operations. The comparable period in the prior year includes nine months of Straight Creek operating losses and excludes National Coal of Alabama. We expect improvement in the cash flow used in operations as National Coal of Alabama is expected to be more profitable than our Straight Creek operations were. However, in March 2008, our dragline equipment utilized in our L. Massey surface mine in Alabama suffered a major mechanical failure. The equipment has since been repaired and was back in production on July 29, 2008. This breakdown resulted in estimated lost production of 140,000 tons and lost revenues of $9.5 million during the nine months ended September 30, 2008, respectively.

INVESTING ACTIVITIES

The increase in cash provided by investing activities of $8.2 million for the nine months ended September 30, 2008 compared to cash used in investing activities of $2.7 million for the nine months ended September 30, 2007 was primarily due to: (i) the sale of our Straight Creek, Kentucky properties in March 2008 for $10.7 million; (ii) the release of $7.0 million of reclamation bonds associated with the Straight Creek mining operations restricted cash to operations, less $0.4 million of other changes in restricted cash and (iii) a reduction of cash provided by investing activities due to a $4.9 million increase in capital expenditures over the same period last year.

FINANCING ACTIVITIES

The change in net cash used in financing activities of $2.5 million during the nine months ended September 30, 2008 compared to the net cash provided by financing activities of $10.8 million for the nine months ended September 30, 2007 was primarily due to: (i) the repayment of our Term Loan Credit Facility and repayments of notes and equipment related financing in 2008 totaling $13.9 million; (ii) a decrease of $3.1 million raised in equity financings over the respective periods; and (iii) less proceeds from stock option exercises of $1.0 million in 2008.

OFF-BALANCE SHEET ARRANGEMENTS

At September 30, 2008, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, variable interest or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

At September 30, 2008 and December 31, 2007, we, through our subsidiary, National Coal of Alabama, Inc., held an investment totaling $448,546 and $114,823, respectively, representing a 49% interest in Powhatan Dock, LLC ("Powhatan") which operates a barge load-out in Alabama. We use the equity method to account for the joint venture investment in Powhatan, which was acquired during the fourth quarter of 2007. Powhatan recorded revenues of $964,763 and $3,060,562 and net income of $221,620 and $681,068 during the three and nine months ended September 30, 2008, respectively.

CRITICAL ACCOUNTING POLICIES, JUDGMENTS AND ESTIMATES

Accounting measurements at interim dates inherently involve greater reliance on estimates than those made at year-end. The results for the three and nine months ended September 30, 2008 are not necessarily indicative of results to be expected for the full year. Please refer to the section entitled "Critical Accounting Policies, Judgments and Estimates" included in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation of our Annual Report on Form 10-K for the year ended December 31, 2007 for a discussion of our critical accounting policies, judgments and estimates. There have been no material changes to the previously reported information concerning our Critical Accounting Policies, Judgments and Estimates.

RECENT ACCOUNTING PRONOUNCEMENTS

In May 2008, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 162, "THE HIERARCHY OF GENERALLY ACCEPTED ACCOUNTING PRINCIPLES" ("SFAS No. 162"). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States of America. SFAS No. 162 is effective sixty days following the SEC's approval of Public Company Accounting Oversight Board ("PCAOB") amendments to AU Section 411, "THE MEANING OF `PRESENT FAIRLY IN CONFORMITY WITH GENERALLY ACCEPTED ACCOUNTING PRINCIPLES'". The Company is currently evaluating the potential impact, if any, of the adoption of SFAS No. 162 on its consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, "DISCLOSURES ABOUT DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES--AN AMENDMENT OF FASB STATEMENT NO. 133" ("SFAS No. 161") which changes the disclosure requirements for derivative instruments and hedging activities. SFAS No. 161 requires enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133, "ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES" and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company is currently evaluating the potential impact of adopting SFAS No. 161 on its disclosures in the consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, "Non-controlling Interests in Consolidated Financial Statements-An Amendment of ARB No. 51" ("SFAS No. 160"). SFAS No. 160 establishes accounting and reporting standards for the non-controlling interest in a subsidiary (previously referred to as minority interests). SFAS No. 160 would have an impact on the presentation and disclosure of the non-controlling interests of any non wholly-owned businesses acquired in the future. SFAS No. 160 will be effective for fiscal years beginning after December 15, 2008; earlier adoption is prohibited. The Company is still analyzing SFAS No. 160 to determine the impact of adoption.

SFAS No. 157, FAIR VALUE MEASUREMENTS ("SFAS No. 157"), and SFAS No. 159, THE FAIR VALUE OPTION FOR FINANCIAL LIABILITIES - INCLUDING AN AMENDMENT OF FASB STATEMENT NO. 115 ("SFAS No. 159") establish a framework for measuring fair value in U.S. GAAP, and expand disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. In February 2008, the FASB deferred the effective date of SFAS No. 157 by one year for certain non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). On January 1, 2008, we adopted the provisions of SFAS No. 157 and SFAS No. 159, except as it applies to those non-financial assets and non-financial liabilities for which the effective date has been delayed by one year. The adoptions of SFAS No. 157 and SFAS No. 159 did not have a material impact on our financial position or results of operations.

In December 2007, the FASB issued SFAS No. 141R, BUSINESS COMBINATIONS ("SFAS No. 141R") which becomes effective fiscal years beginning after December 15, 2008. SFAS No. 141R establishes principles and requirements for determining how an enterprise recognizes and measures the fair value of certain assets and liabilities acquired in a business combination, including non-controlling interests, contingent consideration, and certain acquired contingencies. SFAS No. 141R also requires acquisition-related transaction expenses and restructuring costs be expensed as incurred rather than capitalized as a component of the business combination. The Company expects that SFAS No. 141R could have an impact on accounting for any businesses acquired after the effective date of this pronouncement. Additionally, SFAS No. 141R will affect the prospective income tax accounting for certain historical acquisitions. The Company has not yet analyzed the impact of adopting SFAS No. 141R.

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

ITEM 4T.  CONTROLS AND PROCEDURES

CONTROLS AND PROCEDURES

Members of our management, including our President and Chief Executive Officer, Daniel A. Roling, and Chief Financial Officer, Michael Castle, have evaluated the effectiveness of our disclosure controls and procedures, as defined by paragraph (e) of Exchange Act Rules 13a-15 or 15d-15, as of September 30, 2008, the end of the period covered by this report. Based upon that evaluation, Messrs. Roling and Castle concluded that our disclosure controls and procedures were effective as of September 30, 2008.

INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting or in other factors identified in connection with the evaluation required by paragraph
(d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Section 404 of the Sarbanes-Oxley Act of 2002 requires us to document and test the effectiveness of our internal control over financial reporting in accordance with an established internal control framework and to report our conclusion as to the effectiveness of our internal controls. For the fiscal year ending December 31, 2008 and subsequent years, we will also require an independent registered public accounting firm to test our internal control over financial reporting and report on the effectiveness of such controls. Because we are a smaller public company with limited resources, we are at greater risk for not being able to satisfy the Section 404 requirements.

ITEM 6.   EXHIBITS

The following exhibits are filed as part of this report:

EXHIBIT
NUMBER                                  EXHIBIT TITLE
-------      -------------------------------------------------------------------

10.1 Amendment No. 2 And Waiver dated as of November 12, 2008 among National Coal of Alabama, Inc., the Holders named therein, and TCW Asset Management Company

10.2 Separation Agreement among Charles Kite and National Coal Corp and all of its subsidiaries, effective July 15, 2008. (1)

31.1 Certificate of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934, as amended.

31.2 Certificate of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934, as amended.

32.1 Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


(1) Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, as filed on July 21, 2008.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        NATIONAL COAL CORP.


Date: November 17, 2008                 /S/ MICHAEL R. CASTLE
                                        -------------------------------
                                        By:   Michael R. Castle
                                        Its:  Chief Financial Officer
                                              (Principal Financial and
                                              Accounting Officer)