Form 10-K/A
period 2008-12-31
NATIONAL COAL CORP
filed 2009-04-06
CIK 1089575

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A amends the Company’s Annual Report on Form 10-K (the “Original Filing”) for the fiscal year ended December 31, 2008, as filed with the Securities and Exchange Commission on March 31, 2009, solely to correct certain typographical and/or immaterial errors in the Consolidated Financial Statements and footnotes thereto included in Item 8 described below:

•

The joint venture distribution line item was inadvertently shown as a component of investing activities within the 2008 Consolidated Statement of Cash Flows. The 2008 Consolidated Statement of Cash Flows has been corrected to move this line item from investing activities to operating activities. This revision does not change the subtotals for “Cash flows used in operating activities” or “Cash flows provided by investing activities.” Additionally, the line item “Series A cumulative convertible preferred stock converted to common stock” under “Noncash investing and financing activities” should have been removed in its entirety from the 2008 Consolidated Statement of Cash Flows as well as from the consolidating schedule in Note 19 to the Consolidated Financial Statements.

•

The preferred stock shares column within the Consolidated Statements of Changes in Stockholders’ Equity (Deficit) has been corrected for immaterial footing errors in the rollforward of preferred shares.

•	Restricted funds on deposit in excess of FDIC-insured limits as disclosed in Note 2 to the Consolidated Financial Statements should have been $22.7 million instead of $26.5 million.

•	Bond Warrants outstanding at December 31, 2008 as disclosed in Note 11 to the Consolidated Financial Statements should have been 1,638,125 shares instead of 1,729,632 shares.

In addition to the revisions to the Consolidated Financial Statements and notes thereto referred to above: 1) as required by Rule 12b-15 promulgated under the Securities and Exchange Act of 1934, the Company’s principal executive officer and principal financial officer are providing new Rule 13a-14(a) certifications in connection with this Form 10-K/A and are also furnishing, but not filing, a new written statement pursuant to section 906 of the Sarbanes-Oxley Act of 2002, and 2) the Company is filing an updated Consent of Independent Registered Public Accounting Firm.

The only changes to the original Form 10-K being made by this Form 10-K/A are those described above. No attempt has been made in this Form 10-K/A to modify or update disclosures in the original Form 10-K except as required to address the changes in Item 8. This Form 10-K/A does not reflect events occurring after the filing of the original Form 10-K or modify or update any related disclosures. Information not affected by the amendment is unchanged and reflects the disclosure made at the time of the filing of the original Form 10-K.

NATIONAL COAL CORP.

INDEX TO FORM 10-K/A

		Page

PART II

Item 8.	Financial Statements and Supplementary Data	1

PART IV

Item 15.	Exhibits, Financial Statement Schedules	44

PART II

Item 8.	Financial Statements and Supplementary Data

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

See Accompanying Notes to Consolidated Financial Statements.

National Coal Corp.

Condensed Consolidated Statements of Cash Flows

	Year Ended December 31,
	2008	2007	2006
Operating Activities
Net loss	$(34,892,950)	$(25,764,363)	$(23,421,210)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation, depletion, amortization and accretion	14,920,713	16,525,583	15,362,829
Deferred income tax benefit	(678,214)	—	—
Amortization of deferred financing costs	823,343	1,002,214	606,858
Amortization of debt discount	2,725,260	840,393	607,524
Gain on disposal of assets	(86,759)	(1,122,541)	(61,771)
Loss on sale of Straight Creek properties	365,025	—	—
Loss on extinguishment of debt	1,676,202	50,719	1,187
Income from joint venture	(462,076)	41,977	—
Settlement of asset retirement obligations	(474,113)	(542,545)	(1,090,004)
Stock option expense	1,349,667	1,002,503	2,235,224
Related party stock option expense	—	434,493	—
Issuance of stock in lieu of payment for services	—	531,500	—
Joint venture distribution	245,000	—	—
Changes in operating assets and liabilities:
Accounts receivable	2,862,887	2,376,910	(783,044)
Inventory	(610,737)	(687,674)	(1,803,628)
Prepaid and other current assets	1,805,755	(637,466)	(746,967)
Other non - current assets	(553,504)	67,671	—
Accounts payable and accrued expenses	3,696,120	(2,835,804)	5,058,209
Deferred revenue	2,224,880	521,379	6,900
Other non - current liabilities	553,469	55,338	192,654

Net cash flows used in operating activities	(4,510,032)	(8,139,713)	(3,835,239)
Investing Activities
Capital expenditures	(12,217,499)	(4,359,850)	(24,747,790)
Proceeds from sale of Straight Creek properties	10,638,570	—	—
Acquisition, net of cash	—	(58,644,617)	—
Investment in joint venture	—	(156,800)	—
Proceeds from sale of equipment	—	2,550,935	8,414,560
(Increase) decrease in restricted cash	6,248,018	(10,169,032)	(9,923,728)
Additions to prepaid royalties	(740,644)	(6,164)	(106,585)

Net cash provided by (used in) investing activities	3,928,445	(70,785,528)	(26,363,543)
Financing Activities
Proceeds from issuance of common stock	10,843,798	35,798,647	897,018
Proceeds from stock option exercises	1,037,125	—	2,657,622
Proceeds from issuance of notes payable	—	60,441,077	2,623,285
Proceeds from borrowings on Term Loan Credit Facility	—	2,000,000	8,000,000
Repayments of debt	(15,618,556)	(5,518,091)	(4,039,764)
Repayments of capital leases	(194,182)	(740,608)	(2,325,870)
Payments for deferred financing costs	(504,113)	(3,440,707)	(504,726)
Dividends paid	(244,405)	(239,458)	(362,886)
Payment of cash to induce conversion of preferred stock	—	(1,702,153)
Other financing proceeds	32,080	—	—

Net cash flows (used in) provided by financing activities	(4,648,253)	86,598,707	6,944,679

Net (decrease) increase in cash and cash equivalents	(5,229,840)	7,673,466	(23,254,103)
Cash and cash equivalents at beginning of period	9,854,351	2,180,885	25,434,988

Cash and cash equivalents at end of period	$4,624,511	$9,854,351	$2,180,885

Supplemental Cash Flow Information
Cash paid during the year for interest	$14,142,123	$9,381,725	$6,123,336
Non-cash investing and financing activities:
Series A cumulative convertible preferred stock effective dividends	593,563	2,356,204	—
10.5% Senior Secured Notes exchanged for common stock	13,158,958	—	—
Equipment acquired through capital leases	3,325,500	248,900	833,827
Financed equipment acquisitions	3,574,173	4,914,339	1,758,404
Asset retirement obligations incurred, acquired or recosted	2,067,097	2,680,427	661,027
Common stock issued for mineral rights	5,000,000	—	—
Issuance of warrants	—	1,374,676	—

See Accompanying Notes to Consolidated Financial Statements.

National Coal Corp.

Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount
Balance, January 1, 2006	1,333.44	$—	13,977,217	$1,398	$37,168,122	$(20,553,186)	$16,616,334
							—
Exercise of warrants			152,500	15	1,006,486	—	1,006,501
Conversion of preferred stock	(550.90)	—	1,376,701	138	(138)	—	—
Conversion of preferred dividends	—	—	9,427	1	56,569	—	56,570
Common shares issued for dividend adjustment	—	—	10,886	1	65,315	—	65,316
Preferred stock dividend	—	—	—	—	(1,029,933)	—	(1,029,933)
Exercise of employee options	—	—	712,510	71	1,651,050	—	1,651,121
Employee option expense	—	—	—	—	2,235,224	—	2,235,224
Common stock issued for cash	—	—	101,503	10	897,008	—	897,018
Net loss	—	—	—	—	—	(23,421,210)	(23,421,210)

Balance December 31, 2006	782.54	—	16,340,744	1,634	42,049,703	(43,974,396)	(1,923,059)
Issuance of warrants	—	—	—	—	1,374,676	—	1,374,676
Conversion of preferred stock	(426.10)	—	1,096,634	110	(110)	—	—
Conversion of preferred dividends	—	—	27,487	3	162,001	—	162,004
Common shares issued as inducement	—	—	431,258	44	1,367,987	(1,368,031)	—
Cash inducement for preferred conversion	—	—	—	—	—	(1,702,154)	(1,702,154)
Beneficial contingent conversion	—	—	—	—	988,173	(988,173)	—
Common stock issued for services	—	—	177,000	18	531,482	—	531,500
Preferred stock dividends	—	—	—	—	(398,891)	—	(398,891)
Employee option expense	—	—	—	—	1,436,996	—	1,436,996
Common stock issued for cash	—	—	9,625,669	961	35,797,686	—	35,798,647
Net loss	—	—	—	—	—	(25,764,363)	(25,764,363)

Balance December 31, 2007	356.44	—	27,698,792	2,770	83,309,703	(73,797,117)	9,515,356
Exercise of warrants	—	—	14,176	1	(1)	—	—
Conversion of preferred stock	(356.44)	—	923,420	93	(93)	—	—
Common shares issued as inducement	—	—	154,573	15	593,548	(593,563)	—
Common stock issued for mineral rights	—	—	756,430	76	4,999,924	—	5,000,000
Conversion of notes to common stock	—	—	1,828,803	183	12,573,881	—	12,574,064
Conversion of accrued interest to common stock	—	—	27,132	3	161,780	—	161,783
Common stock issued for cash	—	—	2,277,000	227	10,587,823	—	10,588,050
Common stock issued for cash to management	—	—	55,000	6	255,742	—	255,748
Restricted stock issued to management	—	—	215,000	21	125,395	—	125,416
Preferred stock dividends	—	—	—	—	(130,188)	—	(130,188)
Employee option exercise	—	—	211,750	21	1,037,104	—	1,037,125
Employee option expense	—	—	—	—	1,224,251	—	1,224,251
Other	—	—	22,748	2	32,078	—	32,080
Net loss	—	—	—	—	—	(34,892,950)	(34,892,950)

Balance December 31, 2008	—	$—	34,184,824	$3,418	$114,770,947	$(109,283,630)	$5,490,735

See Accompanying Notes to Consolidated Financial Statements.

NATIONAL COAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.	Business Overview

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

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates, judgments, and assumptions that affect the reported amounts and related disclosures of assets, liabilities, revenues, and expenses at the date of the financial statements and for the periods then ended. On an on-going basis, management evaluates the estimates used, including those related to workers’ compensation, reclamation and mine closure obligations, coal reserve values, income taxes, and contingencies. Estimates are inherent in the disclosure of economically recoverable reserves and in the information developed by management to support its ability to remain in compliance with debt covenants and to have sufficient cash to remain a going concern. Estimates are based on historical experience, actuarial estimates, current conditions, and various other assumptions that management believes to be reasonable under the circumstances. Actual results may differ from these estimates.

Cash and Cash Equivalents

Cash and cash equivalents are stated at cost. Cash equivalents consist of highly liquid investments with maturities of three months or less when acquired.

The Company maintains cash or investment accounts at various banks. The accounts are insured by the Federal Deposit Insurance Corporation up to $250,000 per legal ownership. At December 31, 2008, the Company had $3.8 million of non restricted funds and $22.7 million of restricted funds deposited with financial institutions and regulatory agencies in excess of this insurance limit.

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

NCA is restricted in its ability to distribute cash to the other subsidiaries of the Company, and to the Company for use in their operations under the terms of the TCW credit facility. On an annual basis, NCA can distribute cash to the Company only if it meets certain EBITDA based operating requirements for the immediately preceding fiscal year. Additionally, the Company has entered into a management services agreement with NCA that compensates National Coal Corp. for services that it provides to NCA, and a tax sharing agreement that requires NCA to pay to National Coal Corp. 75% of its tax liability. In fiscal 2009, however, the Company anticipates NCA’s operations to provide cash for use in its other operations limited to the annual management services fee.

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

During 2006, the Company issued 101,503 shares of common stock for gross proceeds of $897,018.

Outstanding Stock Purchase Warrants

At December 31, 2008, the following warrants for the purchase of National Coal Corp. common stock were outstanding:

Title	Number of Shares	Current Strike Price*	Earliest Exercise Date	Expiration Date
Crestview Warrants	396,620	$3.00	March 10, 2005	March 10, 2010
Bond Warrants	1,638,125	$8.50	December 29, 2006	December 15, 2010
Alabama Warrant	250,000	$4.00	October 19, 2007	December 31, 2010
Refinance Fee Warrants	750,000	$3.00	December 31, 2007	December 31, 2011

*	Crestview Warrants have been adjusted per the anti-dilution provision in the warrant agreement

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

See “Index to Consolidated Financial Statements” in Part II, Item 8 of this Form 10-K/A.

2.	Financial Statement Schedules

All financial schedules are not required under the related instructions, or are inapplicable and therefore have been omitted.

3.	Exhibits. See Item 15(b) below.

(b) Exhibits. We have filed, or incorporated into this Form 10-K/A by reference, the exhibits listed on the accompanying Index to Exhibits immediately following the signature page of this Form 10-K/A.

(c) Financial Statement Schedule. See Item 15(a) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATIONAL COAL CORP.

Date: April 6, 2009		/s/ Michael R. Castle
	By:	Michael R. Castle
	Its:	Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Daniel A. Roling Daniel A. Roling	Chief Executive Officer, President, and Director (Principal Executive Officer)	April 6, 2009

/s/ Michael R. Castle Michael R. Castle	Chief Financial Officer (Principal Financial and Accounting officer)	April 6, 2009

* Kenneth Scott	Chairman of the Board	April 6, 2009

* Robert Heinlein	Director	April 6, 2009

* Gerald Malys	Director	April 6, 2009

* Marc Solochek	Director	April 6, 2009

*By:	/s/ Daniel Roling
Daniel Roling As Attorney-In-Fact

INDEX TO EXHIBITS

Exhibit Number	Exhibit Title
23.1	Consent of Ernst & Young LLP.

31.1	Certification of Principal Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.