Form 10-Q
period 2009-03-31
NATIONAL COAL CORP
filed 2009-05-11
CIK 1089575

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2009

or

☐	Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________________ to ______________________.

Commission file number 0-26509

NATIONAL COAL CORP.
(Exact name of registrant as specified in its charter)

Florida (State or other jurisdiction of incorporation or organization)	65-0601272 (I.R.S. Employer Identification No.)

8915 George Williams Road
Knoxville, Tennessee 37923
(Address of Principal Executive Offices/Zip Code)

(865) 690-6900
(Registrant’s telephone number, including area code)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

        Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐  No ☐

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

        As of May 1, 2009 the issuer had 34,184,824 shares of common stock, par value $.0001 per share, issued and outstanding.

National Coal Corp.

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

National Coal Corp.
Condensed Consolidated Balance Sheets
(Unaudited)

	March 31, 2009	December 31, 2008
Assets
Current Assets:
Cash and cash equivalents	$2,884,727	$4,624,511
Restricted cash	2,776,239	2,771,445
Accounts receivable, net	7,103,523	5,738,137
Inventory	2,968,899	3,690,162
Prepaid and other current assets	1,034,530	1,550,873
Total Current Assets	16,767,918	18,375,128

Property, plant, equipment and mine development, net	102,347,407	102,446,696
Deferred financing costs	4,741,406	4,779,439
Restricted cash	19,904,483	19,916,320
Other non-current assets	2,295,160	2,291,634
Total Assets	$146,056,374	$147,809,217

Liabilities and Stockholders' Equity (Deficit)
Current Liabilities:
Accounts payable	$19,545,432	$13,782,871
Accrued expenses	4,714,506	2,586,312
Current maturities of long - term debt	2,391,807	3,616,338
Current installments of obligations under capital leases	2,200,073	1,943,968
Current portion of asset retirement obligations	371,347	259,607
Deferred revenue	—	2,224,880
Total Current Liabilities	29,223,165	24,413,976

Long - term debt, less current maturities, net of discount	105,795,238	103,499,899
Obligations under capital leases, less current installments	314,389	1,419,099
Asset retirement obligations, less current portion	7,553,003	7,150,091
Deferred revenue	1,241,117	1,303,655
Other non-current liabilities	1,944,860	2,138,235
Deferred tax liability	1,959,191	2,393,527
Total Liabilities	148,030,963	142,318,482

Stockholders' Equity (Deficit):
Common Stock, $.0001 par value; 80 million shares authorized;
34,184,824 shares issued and outstanding at March 31, 2009
and December 31, 2008	3,418	3,418
Additional paid - in capital	115,196,038	114,770,947
Accumulated deficit	(117,174,045)	(109,283,630)
Total Stockholders' Equity (Deficit)	(1,974,589)	5,490,735
Total Liabilities and Stockholders' Equity (Deficit)	$146,056,374	$147,809,217

The Condensed Consolidated Balance Sheet as of December 31, 2008 was derived from Audited Financials.

See Accompanying Notes to Condensed Consolidated Financial Statements.

National Coal Corp.
Condensed Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended March 31,
	2009	2008
Revenues:
Coal sales	$34,087,025	$35,483,441
Other revenues	990,715	185,306
Total revenues	35,077,740	35,668,747

Operating expenses:
Cost of coal sales (exclusive of depreciation, depletion, amortization and
accretion)	31,487,106	34,471,575
Cost of services	942,379	—
Depreciation, depletion, amortization and accretion	4,919,519	4,691,847
General and administrative	2,242,128	1,824,622
Total operating expenses	39,591,132	40,988,044

Loss from operations	(4,513,392)	(5,319,297)

Other income (expense):
Interest expense	(4,016,384)	(4,607,568)
Interest income	101,186	228,910
Income from joint venture	80,677	202,016
Other	23,162	(682,976)
Other income (expense), net	(3,811,359)	(4,859,618)

Loss before income taxes	(8,324,751)	(10,178,915)

Income tax benefit	434,336	76,010

Net loss	(7,890,415)	(10,102,905)

Preferred stock dividend	—	(39,889)

Net loss attributable to common shareholders	$(7,890,415)	$(10,142,794)

Basic net loss per common share	$(0.23)	$(0.36)

Diluted net loss per common share	$(0.23)	$(0.36)

Weighted average common shares outstanding	34,003,824	28,383,513

See Accompanying Notes to Condensed Consolidated Financial Statements.

National Coal Corp.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the Three Months Ended March 31,
	2009	2008
Operating Activities
Net loss	$(7,890,415)	$(10,102,905)
Adjustments to reconcile net loss to net cash provided by
operating activities:
Depreciation, depletion, amortization and accretion	4,919,519	4,691,847
Deferred income tax benefit	(434,336)	(76,010)
Amortization of deferred financing costs	247,706	366,815
Amortization of debt discount	557,362	524,404
Gain on disposal of assets	(13,161)	—
Loss on sale of Straight Creek properties	—	381,247
Loss on extinguishment of debt	—	454,811
Income from joint venture	(80,677)	(202,016)
Bad debt expense	222,712	—
Settlement of asset retirement obligations	(35,772)	(93,461)
Stock option expense	425,090	241,076
Changes in operating assets and liabilities:
Accounts receivable	(1,588,098)	1,718,281
Inventory	503,330	415,649
Prepaid and other current assets	511,549	(519,952)
Other non - current assets	119,252	88,083
Accounts payable and accrued expenses	9,436,765	5,232,266
Deferred revenue	(2,224,880)	(62,538)
Other non - current liabilities	(193,375)	(56,321)
Net cash flows provided by operating activities	4,482,571	3,001,276

Investing Activities
Capital expenditures	(4,058,402)	(953,735)
Proceeds from sale of equipment	—	5,661,399
Decrease (increase) in restricted cash	11,837	(362,686)
Additions to prepaid royalties	(42,100)	(389,294)
Net cash flows (used in) provided by investing activities	(4,088,665)	3,955,684

Financing Activities
Repayments of debt	(1,075,412)	(1,806,053)
Repayment of Term Loan Credit Facility	—	(5,000,000)
Repayments of capital leases	(719,492)	(21,781)
Payments for deferred financing costs	(338,786)	(16,212)
Net cash flows used in financing activities	(2,133,690)	(6,844,046)

Net (decrease) increase in cash and cash equivalents	(1,739,784)	112,914
Cash and cash equivalents at beginning of period	4,624,511	9,854,351
Cash and cash equivalents at end of period	$2,884,727	$9,967,265

Supplemental Cash Flow Information
Cash paid during the year for interest	$636,012	$1,139,183
Non-cash investing and financing activities:
10.5% Senior Secured Notes exchanged for common stock	$—	$2,719,596
Financed equipment acquisitions	42,848	73,832
Asset retirement obligations incurred, acquired or recosted	324,332	158,300
Interest and fees paid in-kind	2,100,000	—

See Accompanying Notes to Condensed Consolidated Financial Statements.

National Coal Corp.
Notes to Condensed Consolidated Unaudited Financial Statements

1.  Business Overview

National Coal Corp. (the “Company”) principally engages in the business of mining high quality bituminous steam coal in East Tennessee and North Alabama and, until March 31, 2008, in Southeast Kentucky. Its customers are electric utilities and industrial concerns in the surrounding states.

The Company owns the coal mineral rights to approximately 65,000 acres of land and leases the rights to approximately 17,700 additional acres. As of March 31, 2009, the Company’s mining complexes included three active and two inactive underground mines, one inactive and seven active surface mines, and one highwall mine. In addition, the Company has two preparation plants and two unit train loading facilities in Tennessee served by the Norfolk Southern (“NS”) railroad. The Company is a minority joint venture partner in a barge loading facility on the Warrior River in North Alabama. The Company holds eight permits that allow them to open new or re-open existing mines close to their current operations. As of March 31, 2009, the Company controlled approximately 41.2 million estimated recoverable tons of coal reserves as defined by the SEC Industry Guide 7 as that part of a mineral deposit which could be economically and legally extracted at the time of the reserve determination.

At March 31, 2009, the Company had cash and cash equivalents of approximately $2.9 million and negative working capital of approximately $11.9 million. Cash flows provided by operations were $4.5 million and $3.0 million for the three months ended March 31, 2009 and 2008, respectively. At March 31, 2009, the Company had a shareholders’ deficit of $2.0 million and incurred net losses of $7.9 million for the three months then ended.

Management believes that the Company has sufficient resources to fund its operations throughout the remainder of 2009. However, this belief is predicated on certain assumptions as to: (i) sales volumes, related pricing and customers continuing to take deliveries of our coal as contracted; (ii) production levels; (iii) the availability of coal to be purchased at a reasonable price; (iv) budgeted capital expenditures; and (v) cost per ton level decreases at existing mines and newly opened mines. Significant deviation from any one of these assumptions could have a material adverse effect on the Company’s operating cash flows and the ability for the Company’s wholly-owned subsidiary National Coal of Alabama, Inc. (“NCA”) to meet certain debt covenants. Management believes that NCA will be in compliance with its debt covenants over the next year. However, there can be no assurances that a debt covenant violation will not occur, or that the Company will have sufficient cash to satisfy its obligations.

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

National Coal Corp.
Notes to Condensed Consolidated Unaudited Financial Statements, Continued

A failure to comply with these restrictions could adversely affect the Company’s ability to borrow under a new credit facility or result in an event of default under these agreements. In the event of a default, NCA’s lenders could terminate their commitments to NCA and declare all amounts borrowed, together with accrued interest and fees, immediately due and payable. If this were to occur, NCA might not be able to pay these amounts, or could be forced to seek an amendment to its financing arrangements which could make the terms of these arrangements more onerous. As of March 31, 2009, neither the Company nor NCA had a revolving credit agreement for working capital in place, although the Company secured a short-term $10 million revolving credit facility in April 2009 that expires on December 15, 2009 (see Note 12). This facility cannot be used to fund the operations of NCA.

The Company relies primarily on its ability to generate cash from operations to service its debt. If it does not generate sufficient cash flows to meet its debt service requirements, the Company may need to seek additional financing, the availability of which is uncertain given the current state of credit markets. If it is unable to obtain financing on terms that are acceptable to them amidst the tightening credit market, the Company could be forced to raise equity financing or sell assets to make up for any shortfall in its payment obligations under unfavorable circumstances. The 10.5% Notes due 2010 and the 12% Notes due 2012 limit its ability to sell assets and also restrict the use of the proceeds from any such sale. However, these debt facilities do allow asset sales if the funds generated from such sales are used to pay outstanding debt and prepayment costs associated with these debt obligations. Even if asset sales are permitted, the Company may not be able to sell assets in a timely manner or for sufficient amounts to enable the Company to meet its debt obligations.

During the three months ended March 31, 2009, the Company generated total revenues of $35.1 million and sold approximately 0.5 million tons of coal. The Company’s revenues are derived primarily from the sale of coal to electric utility companies and industrial customers in the Southeastern United States pursuant to long-term contracts or open purchase order arrangements with long-time customers. The Company’s largest customers were Georgia Power, Alabama Power, and Solutia, Inc., representing approximately 50.7%, 15.1% and 12.5% of its revenues, respectively.

The Company typically sells its coal for a specified per ton amount and at a negotiated price pursuant to both short-term contracts and contracts of twelve months or greater. The weighted average selling price per ton is $76.01, $76.74, and $77.70 on 1.9 million, 1.2 million, and 0.34 million tons contracted for 2009, 2010, and 2011, respectively. Price adjustment, “price reopener” and other similar provisions in long-term supply agreements may reduce the protection from short-term coal price volatility traditionally provided by such contracts. Any adjustment or renegotiation leading to a significantly lower contract price would result in decreased revenues and lower gross margins, which could have a material adverse effect on the Company’s operating cash flows. Additionally, the Company’s customers may have the ability to delay the timing of their purchases, which could negatively impact operating cash flows. Finally, coal supply agreements also typically contain force majeure provisions allowing temporary suspension of performance by the Company or its customers during the duration of specified events beyond the control of the affected party. The Company assumes it will meet its contract commitments through a combination of produced tons and purchased coal. The Company’s ability to produce tons can be negatively impacted by weather, labor shortages or equipment break-downs. Additionally, geological and mining conditions may not be fully identified by available exploration data or may differ from experience in current operations. During 2008, the Company experienced severe increases in diesel fuel and costs associated with all petroleum related products and also encountered additional regulatory examination, as did most of its competitors, that weakened productivity. The Company experienced equipment failure in 2008 which negatively impacted the tons of coal produced and therefore sold. Additionally, coal for purchase may not be available, or available only at unfavorable prices. The occurrence of such events can adversely affect production, the cost of sales or both, and could have a material adverse effect on the Company’s operating cash flows.

National Coal Corp.
Notes to Condensed Consolidated Unaudited Financial Statements, Continued

The Company invested approximately $4.1 million in equipment and mine development during the three months ended March 31, 2009. During the remainder of 2009, management expects to finance $5.9 million of capital expenditures to expand operations and incur an additional $3.6 million to maintain existing assets. If financing is unable to be obtained, this could negatively impact planned production levels. In prior years, the Company experienced the unanticipated loss of the use of its dragline and a highwall miner, which resulted in lost production and lost revenues. The Company may experience similar mechanical failures in the future, which could have a material adverse effect on its operating cash flows.

2.  Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements include the accounts of National Coal Corp. and those of its two wholly-owned operating subsidiaries, National Coal Corporation and NCC Corp. and their respective wholly-owned subsidiaries, NC Railroad, Inc., Jacksboro Coal Company, Inc. and National Coal of Alabama, Inc. Additionally, operations for the three months ended March 31, 2008 include those of the Company’s former Straight Creek operations, which were sold on March 31, 2008. Revenues and net losses attributable to the Straight Creek operations were $5.0 million and $(2.4) million, respectively, for the three months ended March 31, 2008.

All intercompany transactions and balances have been eliminated in consolidation. Investments in business entities in which National Coal Corp. and its subsidiaries do not have control, but have the ability to exercise significant influence over the operating and financial policies, are accounted for under the equity method.

The unaudited consolidated financial statements do not include footnotes and certain financial information normally presented annually under accounting principles generally accepted in the United States of America and should, therefore, be read in conjunction with the Annual Report on Form 10-K of National Coal Corp. for the year ended December 31, 2008. The accompanying unaudited consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments), in the opinion of management, are considered necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year-end. The results of operations for the quarter ended March 31, 2009 are not necessarily indicative of results that can be expected for the fiscal year.

National Coal Corp.
Notes to Condensed Consolidated Unaudited Financial Statements, Continued

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

Accounts Receivable

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. Customers are primarily utilities and industrial companies. Balances are stated net of an allowance for doubtful accounts, which was $652,712 and $430,000 at March 31, 2009 and December 31, 2008, respectively. Bad debts expense was approximately $223,000 and $0 during the three months ended March 31, 2009 and 2008, respectively.

Inventory

Inventory includes mined coal, purchased coal and tires. Mined coal is classified as inventory at the point it is extracted, and is valued at the lower of average cost or net realizable value. As of March 31, 2009 and December 31, 2008, the Company reduced the carrying value of its inventories by $265,446 and $1,255,157, respectively, to state mined coal inventories at net realizable value. Mined coal inventory costs include labor, fuel, equipment costs, and operating overhead. Purchased coal inventory is valued at the lower of average cost or net realizable value. Tires are classified as inventory when purchased and recorded at the lower of average cost or market.

Property, Plant, Equipment and Mine Development

Property and equipment are stated at cost. Maintenance and repairs that do not improve efficiency or extend economic life are expensed as incurred. Plant and equipment are depreciated using the straight-line method over the estimated useful lives of assets which generally range from seven to thirty years for building and plant and one to seven years for equipment. On sale or retirement, asset cost and related accumulated depreciation are removed from the accounts and any related gain or loss is reflected in the statement of operations.

Leasing is used for certain capital additions when considered cost effective relative to other capital sources, and is classified as either capital or operating as appropriate. Leased equipment meeting the capital lease criteria of Statement of Financial Accounting Standards 13, Accounting for Leases is capitalized and the present value of the related lease minimum payments are recorded as a corresponding asset and liability. Amortization of capitalized leased assets is computed using the straight-line method over the shorter of the estimated useful life or the initial lease term.

National Coal Corp.
Notes to Condensed Consolidated Unaudited Financial Statements, Continued

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

Investments Accounted For Using the Equity Method

In November 2007, National Coal of Alabama acquired a 49% interest in Powhatan Dock, LLC which operates a barge load-out facility in Alabama. The Company accounts for its investment using the equity method. During the three months ended March 31, 2009 and 2008, the Company recorded $80,677 and $202,016, respectively, of equity method income associated with this investment and incurred $126,372 and $592,040, respectively, in barge loading fees with this investee.

Prepaid Mining Royalties

Certain coal leases require minimum or advance payments which are deferred and charged to cost of sales as coal is extracted and sold. The Company had prepaid royalties of approximately $549,000 and $578,000 at March 31, 2009 and December 31, 2008, respectively, included in other non-current assets in the accompanying balance sheets.

Reclamation and Asset Retirement Obligations

The Surface Mining Control and Reclamation Act of 1977 and similar state statutes require mine properties to be restored in accordance with specified standards. SFAS No. 143, Accounting for Asset Retirement Obligations requires recognition of an asset retirement obligation (“ARO”) for eventual reclamation of disturbed acreage remaining after mining has been completed. The Company records its reclamation obligations on a permit-by-permit basis using requirements as determined by the Office of Surface Mining of the U.S. Department of the Interior (“OSM”). The liability is calculated based upon the reclamation activities remaining after coal removal ceases, assuming that reclamation activities have been contemporaneous within state and federal guidelines during mining. A liability is recorded for the estimated future cost that a third party would incur to perform the required reclamation and mine closure discounted at the Company’s credit-adjusted risk-free rate. A corresponding increase in the asset carrying value of mineral rights is also recorded. The ARO asset is amortized on the units-of-production method over the proven and probable reserves associated with that permit, and the ARO liability is accreted to the expected reclamation date at the Company’s credit-adjusted risk-free rate. These expenses are included in depreciation, depletion, amortization, and accretion in the operating expenses section of the income statement.

National Coal Corp.
Notes to Condensed Consolidated Unaudited Financial Statements, Continued

Stock-based Compensation

The Company’s 2004 Option Plan (the “Plan”) was authorized by the Board of Directors of the Company in March 2004, and amended in January 2005. Under the terms of the Plan, stock options may be granted to officers, directors, employees, and others. At March 31, 2009, 4,450,000 shares of common stock were authorized for issuance under the Plan. Shares subject to awards that expire unexercised or are otherwise terminated, again become available for awards. Upon exercise, stock is issued from unissued or treasury shares. The grant price of an option under the Plan generally may not be less than the fair market value of the common stock subject to such option on the date of grant. Options have a maximum life of ten years and generally vest 25% per year over a four year period. Currently, all stock options issued under the plan are non-statutory.

Effective January 1, 2006, the Company adopted SFAS No. 123, Share-Based Payment (“SFAS 123(R)”) using the modified-prospective transition method. SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized as compensation expense in the consolidated financial statements based on their fair values. Under the modified-prospective transition method, the Company recognizes compensation expense for the unvested portion of all share-based payments granted on or prior to December 31, 2005 over the remaining service period based on the grant date fair value estimated in accordance with SFAS 123(R) and recognizes compensation cost for all share-based payments granted on or subsequent to January 1, 2006 over the service period based on grant date fair value estimated in accordance with SFAS 123(R).

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

National Coal Corp.
Notes to Condensed Consolidated Unaudited Financial Statements, Continued

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

Recent Accounting Pronouncements

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133 (“SFAS 161”) which changes the disclosure requirements for derivative instruments and hedging activities. SFAS 161 requires enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS 133, Accounting for Derivative Instruments and Hedging Activities and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. The adoption of SFAS 161 on January 1, 2009 had no material impact on the Company’s financial position or results of operations.

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

National Coal Corp.
Notes to Condensed Consolidated Unaudited Financial Statements, Continued

3.  Property, Plant, Equipment and Mine Development, Net

Property, plant, equipment and mine development consist of the following:

	March 31, 2009	December 31, 2008

Mining equipment and vehicles	$82,103,350	$76,946,861
Land and buildings	5,512,189	5,512,129
Furniture and office equipment	361,566	354,129
Mineral rights	48,858,386	48,858,386
Mine development	12,011,022	10,713,820
Construction in progress	1,249,303	3,484,666
	150,095,816	145,869,991

Less accumulated depreciation, depletion and amortization	(47,748,409)	(43,423,295)

Total property, plant, equipment and mine development, net	$102,347,407	$102,446,696

4.  Other Non-Current Assets

Other noncurrent assets are as follows:

	March 31, 2009	December 31, 2008

Prepaid royalties	$549,306	$578,099
Long-term portion of prepaid assets	306,430	354,787
Deposits	177,600	766,849
Investment in joint venture	412,576	331,899
Franchise tax receivable	260,000	260,000
Total other noncurrent assets	$1,705,912	$2,291,634

National Coal Corp.
Notes to Condensed Consolidated Unaudited Financial Statements, Continued

5.  Accrued Expenses

Accrued expenses consist of the following:

	March 31, 2009	December 31, 2008

NCA purchase obligation	$1,387,080	$1,379,380
Legal settlement reserve	—	250,000
Accrued expenses	1,105,755	242,522
Accrued payroll and related taxes	566,594	279,866
Accrued interest	1,338,500	223,750
Accrued federal, state and local taxes	316,577	210,794
Total accrued expenses	$4,714,506	$2,586,312

6.  Debt and Financing Arrangements

Long-term debt obligations of the Company, excluding capital leases, consist of the following:

	March 31, 2009	December 31, 2008

12.0% Senior Secured Notes, due 2012	$62,100,000	$60,000,000
10.5% Senior Secured Notes, due 2010	42,000,000	42,000,000
Overriding Royalty Interest obligation	8,507,413	9,056,734
Equipment loans and installment purchase obligations	3,784,596	4,581,277
Insurance premium financing	345,745	581,627
	116,737,754	116,219,638

Unamortized discounts	(8,550,709)	(9,103,401)

Current portion of long-term debt	(2,391,807)	(3,616,338)

Total long-term debt	$105,795,238	$103,499,899

12.0% Senior Secured Notes Due 2012

On March 26, 2009, the Company obtained amended terms for certain covenants through December 31, 2009, and incurred a $300,000 amendment fee which was capitalized to deferred financing costs in the accompanying balance sheet. Additionally, as provided for in the March 26 amendment, the Company elected to borrow the $300,000 amendment fee as well as the full $1,800,000 of interest due on March 30, 2009, in the form of a PIK (“Payment in Kind”) loan in principal amount equal to $2.1 million.

Management expects NCA to be in compliance with its debt covenants for the next year and, accordingly, has classified the related debt as long-term in the accompanying balance sheet.

National Coal Corp.
Notes to Condensed Consolidated Unaudited Financial Statements, Continued

7.  Asset Retirement Obligations

Asset retirement obligation activity for the three months ending March 31, 2009 follows:

Obligation at December 31, 2008	$7,409,698
Accretion expense	226,092
Obligations incurred	324,332
Obligations settled	(35,772)
Obligation at March 31, 2009	7,924,350
Current portion	(371,347)
Long-term liability at March 31, 2009	$7,553,003

8.  Stock – Based Compensation Plans

The Company’s 2004 Option Plan (the “Plan”) was authorized by the Board of Directors of the Company in March 2004, and amended in January 2005. Under the terms of the Plan, stock options may be granted to officers, directors, employees, and others. At March 31, 2009, 4,450,000 shares of common stock were authorized for issuance under the Plan. Shares subject to awards that expire unexercised or are otherwise terminated, again become available for awards. Upon exercise, stock is issued from unissued or treasury shares. The grant price of an option under the Plan may not be less than the fair market value of the common stock subject to such option on the date of grant. Options have a maximum life of ten years and generally vest 25% per year over a four year period.

During the three months ended March 31, 2009 and 2008, the Company recognized $425,090 and $241,076, respectively, in stock-based compensation expense, respectively.

The fair value of each option was estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Three Months Ended March 31,
	2009	2008
Expected term (years)	6.25	6.25
Risk-free interest rates	2.03%	4.69%
Expected dividend yield	0.00%	0.00%
Expected volatility	72.57%	53.07%

National Coal Corp.
Notes to Condensed Consolidated Unaudited Financial Statements, Continued

The risk-free interest rate is based on the U.S. Treasury rate for the expected life at the time of grant, volatility is based on the average long-term implied volatilities of peer companies as the Company’s trading history is limited, and the expected term is determined using the simplified method as accepted under Securities and Exchange Commission Staff Accounting Bulletin No. 107 assuming a ten-year original contract term and graded vesting over four years. The weighted-average grant-date fair value of options issued during the three months ended March 31, 2009 and 2008 were $0.61 and $2.73, respectively. There were no options exercised during the three months ended March 31, 2009 and 2008.

Stock option activity for the three months ended March 31, 2009 follows:

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value ($000)
Outstanding at December 31, 2008	1,630,875	$6.35	6.51	$—
Granted	125,000	0.94
Exercised	—	—
Forfeited	(18,750)	2.20
Expirations	—	—
Outstanding at March 31, 2009	1,737,125	$5.98	7.73	$52,250
Vested or expected to vest at March 31, 2009	2,938,796	$4.64
Exercisable	782,875	$6.46

As of March 31, 2009, there was $1,423,106 of total unrecognized compensation cost related to non-vested stock options granted under the Plan. That cost is expected to be recognized over a weighted average period of 2.91 years. The weighted average remaining contractual term of exercisable options at March 31, 2009 was 3.18 years. The total fair value of shares vested during the three months ended March 31, 2009 and 2008, was $1,734,340, and $2,548,300, respectively.

9.  Earnings (Loss) Per Share

Basic earnings or loss per share is computed by dividing net income or loss by the weighted average number of common shares outstanding during the year. Diluted earnings or loss per share is computed similarly to basic earnings or loss per share except that it reflects the potential dilution that could occur if dilutive securities or other obligations to issue common stock were exercised or converted into common stock. Diluted earnings or loss per share includes dilutive common stock equivalents, using the treasury stock method, and assumes that the potentially dilutive instruments were converted into common stock at the beginning of the year or upon issuance. Stock options with exercise prices greater than the average fair market price for a period, which are defined as anti-dilutive, are not included in the diluted earnings or loss per share calculations because of their anti-dilutive effect. In periods of losses, diluted loss per share is computed on the same basis as basic loss per share as the inclusion of any other potential shares outstanding would be anti-dilutive.

National Coal Corp.
Notes to Condensed Consolidated Unaudited Financial Statements, Continued

For the three months ended March 31, 2009 and 2008, 59,722 and 1,471,250, respectively, potentially dilutive shares of the Company from warrants, convertible preferred stock and stock options were not included in the computation of diluted loss per share because to do so would be anti-dilutive.

The computations for basic and diluted earnings or loss per share from continuing operations are as follows:

	Three Months Ended March 31,
	2009	2008
Numerator:
Net loss	$(7,890,415)	$(10,102,905)
Preferred dividends	—	(39,889)

Numerator for basic and diluted	$(7,890,415)	$(10,142,794)

Denominator:
Weighted average shares - basic	34,003,824	28,383,513

Net loss per share - basic and diluted	$(0.23)	$(0.36)

10.  Supplemental Guarantor and Non – Guarantor Information

NCA and its parent company, NCC Corp. (the “Alabama Companies”), have been designated as “unrestricted subsidiaries” with regard to the 10.5% Senior Secured Notes due 2010 and the Term Loan Credit Facility, which designation exempts them from being guarantors under those facilities. Further, the Alabama Companies do not guarantee any debt in which either National Coal Corp. or National Coal Corporation is the borrower. Conversely, National Coal Corp., National Coal Corporation and its subsidiaries (the “Tennessee Companies”) have been excluded as guarantors under the 12% Notes Payable due 2012.

The following condensed consolidating financial information sets forth the financial position as of March 31, 2009 and December 31, 2008 and results of operations and cash flows for the three months ended March 31, 2009 and 2008 of National Coal Corp. (NCC) and NCA. NCA was acquired on October 19, 2007.

National Coal Corp.
Notes to Condensed Consolidated Unaudited Financial Statements, Continued

National Coal Corp.
Supplemental Condensed Consolidating Balance Sheets
March 31, 2009

	NCC	NCA	Eliminations	Consolidated
Assets
Current Assets:
Cash and cash equivalents	$2,226,644	$658,083	$—	$2,884,727
Restricted cash	—	2,776,239	—	2,776,239
Accounts receivable, net	2,521,479	4,885,741	(303,697)	7,103,523
Inventory	1,878,618	1,090,281	—	2,968,899
Prepaid and other current assets	839,341	195,189	—	1,034,530
Total current assets	7,466,082	9,605,533	(303,697)	16,767,918

Property, plant, equipment and mine development, net	44,145,490	58,201,917	—	102,347,407
Deferred financing costs	1,031,152	3,710,254	—	4,741,406
Restricted cash	11,307,688	8,596,795	—	19,904,483
Other non-current assets	14,709,534	758,019	(13,172,393)	2,295,160
Total Assets	$78,659,946	$80,872,518	$(13,476,090)	$146,056,374

Liabilities and Stockholders' Equity (Deficit)
Current Liabilities:
Accounts payable	$11,043,446	$8,805,683	$(303,697)	$19,545,432
Accrued expenses	2,966,351	1,748,155	—	4,714,506
Current maturities of long-term debt	1,822,809	568,998	—	2,391,807
Current installments of obligations under capital leases	2,146,158	53,915	—	2,200,073
Current portion of asset retirement obligations	145,282	226,065	—	371,347
Total Current Liabilities	18,124,046	11,402,816	(303,697)	29,223,165

Long - term debt, less current maturities, net of discount	41,730,014	64,065,224	—	105,795,238
Obligations under capital leases, less current installments	224,501	89,888	—	314,389
Asset retirement obligations, less current portion	3,859,596	3,693,407	—	7,553,003
Deferred revenue	1,241,117	—	—	1,241,117
Other non - current liabilities	1,944,860	—	—	1,944,860
Deferred tax liability	—	1,959,191	—	1,959,191
Total Liabilities	67,124,134	81,210,526	(303,697)	148,030,963

Stockholders' Equity (Deficit):
Common stock	3,418	104	(104)	3,418
Additional paid - in capital	115,196,038	13,172,289	(13,172,289)	115,196,038
Accumulated deficit	(103,663,644)	(13,510,401)	—	(117,174,045)
Total Stockholders' Equity (Deficit)	11,535,812	(338,008)	(13,172,393)	(1,974,589)
Total Liabilities and Stockholders' Equity (Deficit)	$78,659,946	$80,872,518	$(13,476,090)	$146,056,374

National Coal Corp.
Notes to Condensed Consolidated Unaudited Financial Statements, Continued

National Coal Corp.
Supplemental Condensed Consolidating Balance Sheets
December 31, 2008

	NCC	NCA	Eliminations	Consolidated
Assets
Current Assets:
Cash and cash equivalents	$3,908,469	$716,042	$—	$4,624,511
Restricted cash	—	2,771,445	—	2,771,445
Accounts receivable, net	477,706	5,263,786	(3,355)	5,738,137
Inventory	2,957,654	732,508	—	3,690,162
Prepaid and other current assets	1,282,777	268,096	—	1,550,873
Total current assets	8,626,606	9,751,877	(3,355)	18,375,128

Property, plant, equipment and mine development, net	43,674,758	58,771,938	—	102,446,696
Deferred financing costs	1,238,267	3,541,172	—	4,779,439
Restricted cash	11,338,137	8,578,183	—	19,916,320
Other non-current assets	14,662,826	728,733	(13,099,925)	2,291,634
Total Assets	$79,540,594	$81,371,903	$(13,103,280)	$147,809,217

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable	$6,191,440	$7,594,786	$(3,355)	$13,782,871
Accrued expenses	880,632	1,705,680	—	2,586,312
Current maturities of long-term debt	2,336,191	1,280,147	—	3,616,338
Current installments of obligations under capital leases	1,886,251	57,717	—	1,943,968
Current portion of asset retirement obligations	145,282	114,325	—	259,607
Deferred revenue	1,241,840	983,040	—	2,224,880
Total Current Liabilities	12,681,636	11,735,695	(3,355)	24,413,976

Long - term debt, less current maturities, net of discount	41,892,645	61,607,254	—	103,499,899
Obligations under capital leases, less current installments	1,314,188	104,911	—	1,419,099
Asset retirement obligations, less current portion	3,763,720	3,386,371	—	7,150,091
Deferred revenue	1,303,655	—	—	1,303,655
Other non - current liabilities	2,138,235	—	—	2,138,235
Deferred tax liability	—	2,393,527	—	2,393,527
Total Liabilities	63,094,079	79,227,758	(3,355)	142,318,482

Stockholders' Equity:
Preferred stock	—	—	—	—
Common stock	3,418	104	(104)	3,418
Additional paid - in capital	114,735,227	13,135,541	(13,099,821)	114,770,947
Accumulated deficit	(98,292,130)	(10,991,500)	—	(109,283,630)
Total Stockholders' Equity	16,446,515	2,144,145	(13,099,925)	5,490,735
Total Liabilities and Stockholders' Equity	$79,540,594	$81,371,903	$(13,103,280)	$147,809,217

National Coal Corp.
Notes to Condensed Consolidated Unaudited Financial Statements, Continued

National Coal Corp.
Supplemental Condensed Consolidating Statements of Operations
For the Three Months Ended March 31, 2009
(Unaudited)

	NCC	NCA	Eliminations	Consolidated
Revenues:
Coal sales	$19,108,015	$14,979,010	$—	$34,087,025
Other revenues	1,218,652	72,063	(300,000)	990,715
Total revenues	20,326,667	15,051,073	(300,000)	35,077,740

Operating expenses:
Cost of coal sales (exclusive of depreciation,
depletion, amortization and accretion)	18,994,747	12,492,359	—	31,487,106
Cost of services	942,379	—	—	942,379
Depreciation, depletion, amortization and accretion	2,754,677	2,164,842	—	4,919,519
General and administrative	1,857,735	684,393	(300,000)	2,242,128
Total operating expenses	24,549,538	15,341,594	(300,000)	39,591,132

Loss from operations	(4,222,871)	(290,521)	—	(4,513,392)

Other income (expense):
Interest expense	(1,296,544)	(2,719,840)	—	(4,016,384)
Interest income	82,454	18,732	—	101,186
Income from joint venture	—	80,677	—	80,677
Other	65,446	(42,284)	—	23,162
Other income (expense), net	(1,148,644)	(2,662,715)	—	(3,811,359)

Loss before income taxes	(5,371,515)	(2,953,236)	—	(8,324,751)

Income tax benefit	—	434,336	—	434,336

Net loss	$(5,371,515)	$(2,518,900)	$—	$(7,890,415)

National Coal Corp.
Supplemental Condensed Consolidating Statements of Operations
For the Three Months Ended March 31, 2008
(Unaudited)

	NCC	NCA	Eliminations	Consolidated
Revenues:
Coal sales	$15,958,917	$19,524,524	$—	$35,483,441
Other revenues	483,621	1,685	(300,000)	185,306
Total revenues	16,442,538	19,526,209	(300,000)	35,668,747

Operating expenses:
Cost of coal sales (exclusive of depreciation,
depletion, amortization and accretion)	18,408,430	16,063,145	—	34,471,575
Depreciation, depletion, amortization and accretion	3,032,441	1,659,406	—	4,691,847
General and administrative	1,690,210	434,412	(300,000)	1,824,622
Total operating expenses	23,131,081	18,156,963	(300,000)	40,988,044

Loss from operations	(6,688,543)	1,369,246	—	(5,319,297)

Other income (expense):
Interest expense	(2,202,706)	(2,404,862)	—	(4,607,568)
Interest income	208,536	20,374	—	228,910
Income from joint venture	—	202,016	—	202,016
Other	(724,621)	41,645	—	(682,976)
Other income (expense), net	(2,718,791)	(2,140,827)	—	(4,859,618)

Loss before income taxes	(9,407,334)	(771,581)	—	(10,178,915)

Income tax benefit	—	76,010	—	76,010

Net loss	$(9,407,334)	$(695,571)	$—	$(10,102,905)

National Coal Corp.
Notes to Condensed Consolidated Unaudited Financial Statements, Continued

National Coal Corp.
Supplemental Condensed Consolidating Statement of Cash Flows
For the Three Months Ended March 31, 2009
(Unaudited)

	NCC	NCA	Eliminations	Consolidated
Operating Activities

Net cash flows provided by operating activities	$2,659,547	$1,823,024	$—	$4,482,571

Investing Activities
Capital expenditures	(2,779,957)	(1,278,445)	—	(4,058,402)
Decrease (increase) in restricted cash	30,449	(18,612)	—	11,837
Increase in prepaid royalties	(19,500)	(22,600)	—	(42,100)
Net cash flows used in investing activities	(2,769,008)	(1,319,657)	—	(4,088,665)

Financing Activities
Repayments of notes payable	(831,697)	(243,715)	—	(1,075,412)
Repayments of capital leases	(700,667)	(18,825)	—	(719,492)
Payments for deferred financing costs	(40,000)	(298,786)	—	(338,786)
Net cash flows used in financing activities	(1,572,364)	(561,326)	—	(2,133,690)

Net decrease in cash and cash equivalents	(1,681,825)	(57,959)	—	(1,739,784)
Cash and cash equivalents at beginning of period	3,908,469	716,042	—	4,624,511
Cash and cash equivalents at end of period	$2,226,644	$658,083	$—	$2,884,727

Supplemental Cash Flow Information
Cash paid during the year for interest	$115,920	$520,092	$—	$636,012
Non-cash investing and financing activities:
Financed equipment acquisitions	$—	$42,848	$—	$42,848
Asset retirement obligations incurred, acquired or recosted	—	324,332	—	324,332
Interest and fees paid in-kind	—	2,100,000	—	2,100,000

National Coal Corp.
Supplemental Condensed Consolidating Statements of Cash Flows
For the Three Months Ended March 31, 2008
(Unaudited)

	NCC	NCA	Eliminations	Consolidated
Operating Activities
Net cash flows used in operating activities	$(2,636,798)	$5,638,074	$—	$3,001,276

Investing Activities
Capital expenditures	(337,560)	(616,175)	—	(953,735)
Proceeds from sale of Straight Creek properties	5,661,399	—	—	5,661,399
Increase in restricted cash	(362,686)	—	—	(362,686)
Additions to prepaid royalties	(321,994)	(67,300)	—	(389,294)
Net cash flows provided by (used in) investing activities	4,639,159	(683,475)	—	3,955,684

Financing Activities
Repayments of debt	(933,718)	(872,335)	—	(1,806,053)
Repayments of capital leases	(21,781)	—	—	(21,781)
Repayment of Term Loan Credit Facility	(5,000,000)	—	—	(5,000,000)
Payments for deferred financing costs	(16,212)	—	—	(16,212)
Net cash flows used in financing activities	(5,971,711)	(872,335)	—	(6,844,046)

Net (decrease) increase in cash and cash equivalents	(3,969,350)	4,082,264	—	112,914
Cash and cash equivalents at beginning of period	8,823,016	1,031,335	—	9,854,351
Cash and cash equivalents at end of period	$4,853,666	$5,113,599	$—	$9,967,265

Supplemental Cash Flow Information
Cash paid during the year for interest	$850,378	$288,805	$—	$1,139,183
Non-cash investing and financing activities:
10.5% Senior Secured Notes exchanged for common stock	2,719,596	—	—	2,719,596
Financed equipment acquisitions	—	73,882	—	73,882
Asset retirement obligations incurred, acquired or recosted	158,300	—	—	158,300

National Coal Corp.
Notes to Condensed Consolidated Unaudited Financial Statements, Continued

11.  Commitments and Contingencies

The Company is made a party to legal actions, claims, arbitration and administrative proceedings from time to time in the ordinary course of business. Management is not aware of any pending or threatened proceedings that might have a material impact on its cash flows, results of operations or financial condition.

On January 9, 2009, the Company’s independent railroad operator experienced a train derailment on the Company’s short-line railroad. As a result of the derailment, the Company lost approximately 750 tons of coal, or revenues of approximately $50,000, and seven third-party rail cars were destroyed, with an estimated value of approximately $680,000. Additionally, the Company’s independent railroad operator incurred $290,000 to clean up the site and the Company suffered no disruption of service. While the Company and its insurance carrier continue to investigate this matter, the Company believes it is not liable with respect to this incident and, accordingly, has not accrued any corresponding obligation as of March 31, 2009.

12.  Subsequent Events

On April 9, 2009, the Company entered into a Revolving Credit Agreement with Next View Partners, LLC, as administrative agent and collateral agent for certain lenders. This credit facility provides for borrowings of up to $10 million, and is permitted indebtedness under the indenture for the Company’s 10.5% Notes due 2010. The Company has the right to borrow up to an aggregate of $5 million on or before June 30, 2009, and may borrow up to an aggregate of $10 million after June 30, 2009 so long as the Company meets certain conditions as set forth in the agreement. All amounts under the revolving loans become due and payable on December 15, 2009, unless the Company obtains the consent of holders of its 10.5% Notes due 2010 to extend the maturity date until April 9, 2010. Interest under this facility is payable at an annual rate of 13% for amounts outstanding up to $5,000,000 and 15% for amounts outstanding in excess of $5,000,000. Interest is payable monthly in arrears. The Company obligations under this credit facility are secured by a lien on substantially all the assets of National Coal Corp. and its subsidiaries that own and operate the Company’s Tennessee mining operations. The credit facility contains several performance covenants, including that the Company produces and ships minimum amounts of coal, and limitations on additional indebtedness. The facility includes customary default provisions, and all outstanding obligations may become immediately due and payable in the event of the Company’s default. This facility may not be used to fund the working capital needs of NCA.  As of the date of this filing, the Company has borrowed $2.0 million against this line of credit.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements or Information

The information contained in this Form 10-Q is intended to update the information contained in our Annual Report on Form 10-K for the year ended December 31, 2008 and presumes that readers have access to, and will have read, the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other information contained in such Form 10-K. The following discussion and analysis also should be read together with our condensed consolidated financial statements and the notes to the condensed consolidated financial statements included elsewhere in this Form 10-Q.

This report, including the section entitled, “Management’s Discussion and Analysis of Financial Condition and Results of Operation,” contains “forward-looking statements” that include information relating to future events, future financial performance, strategies, expectations, competitive environment, regulation and availability of resources. These forward-looking statements include, without limitation, statements regarding: proposed new services; our expectations concerning litigation, regulatory developments or other matters; statements concerning projections, predictions, expectations, estimates or forecasts for our business, financial and operating results and future economic performance; statements of management’s goals and objectives; and other similar expressions concerning matters that are not historical facts. Words such as “may,” “will,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes” and “estimates,” and similar expressions, as well as statements in future tense, identify forward-looking statements.

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

Corporate Overview

We mine, process and sell high quality bituminous steam coal from mines located in East Tennessee and North Alabama. We own the coal mineral rights to approximately 65,000 acres of land and lease the rights to approximately 17,700 additional acres. As of March 31, 2009, our mining complexes included three active and two inactive underground mines, one inactive and seven active surface mines, and one highwall mine. In addition, we have two preparation plants and two unit train loading facilities in Tennessee served by the Norfolk Southern (“NS”) railroad. We are a minority joint venture partner in a barge loading facility on the Warrior River in North Alabama. We hold eight permits that allow us to open new or re-open existing mines close to our current operations. As of March 31, 2009, we controlled approximately 41.2 million estimated recoverable tons of coal reserves as defined by the SEC Industry Guide 7 as that part of a mineral deposit which could be economically and legally extracted at the time of the reserve determination.

During the three months ended March 31, 2009, we generated total revenues of $35.1 million and sold approximately 0.5 million tons of coal. Our revenues are derived primarily from the sale of coal to electric utility companies and industrial customers in the Southeastern United States pursuant to long-term contracts or open purchase order arrangements with long time customers. Long term contracts as customary in the industry are those with a duration of one year or more. Our largest customers were Georgia Power, Alabama Power, and Solutia, Inc., representing approximately 50.7%, 15.1% and 12.5% of our revenues, respectively.

In the three months ended March 31, 2009, our mines produced approximately 0.4 million tons of coal. Approximately 20.8% of our production was produced at underground mines and 79.2% was produced at our surface and highwall mining operations. One of our goals is to acquire and develop additional mining properties and increase production from our existing reserves as market conditions allow.

We consistently engage in negotiations with existing and new customers to obtain additional sales for coal produced from our controlled properties and permitted mines in Tennessee and Alabama. The weighted average selling price per ton is $76.01, $76.74, and $77.70 on 1.9 million, 1.2 million and 0.34 million tons contracted for fiscal years 2009, 2010, and 2011, respectively. We have not yet priced a portion of the coal we have the capability of producing over the next several years in order to take advantage of possible future market demand or to realize possible long term opportunities with certain users of the high quality coal contained in our reserve base. At March 31, 2009, our un-priced and uncommitted future production was approximately 0.2 million tons for all of 2009, 0.9 million to 1.3 million tons in 2010, and 2.6 million tons in 2011.

On January 9, 2009, our independent railroad operator experienced a train derailment on our short-line railroad. As a result of the derailment, we lost approximately 750 tons of coal, or revenues of approximately $50,000, and seven third-party rail cars were destroyed, with an estimated value of approximately $680,000. Additionally, our independent railroad operator incurred $290,000 to clean up the site and we suffered no disruption of service. While we and our insurance carrier continue to investigate this matter, we believe we are not liable with respect to this incident and, accordingly, have not accrued any corresponding obligation as of March 31, 2009.

Adjusted EBITDA Disclosures

Adjusted EBITDA is defined as net loss plus (i) other (income) expense, net, (ii) interest expense, (iii) depreciation, depletion, accretion and amortization minus (iv) interest income, (v) income tax benefits, (vi) income from joint ventures and (vii) stock compensation expense. We present Adjusted EBITDA to enhance understanding of our operating performance. We use Adjusted EBITDA as a criterion for evaluating our performance relative to that of our peers, including measuring our cost effectiveness and return on capital, assessing our allocations of resources and production efficiencies and making compensation decisions. We believe that Adjusted EBITDA is an operating performance measure that provides investors and analysts with a measure of our operating performance and permits them to evaluate our cost effectiveness and production efficiencies relative to competitors. In addition, our management uses Adjusted EBITDA to monitor and evaluate our business operations, and as a measure of debt covenant compliance. However, Adjusted EBITDA is not a measurement of financial performance under accounting principles generally accepted in the United States of America (“GAAP”) and may not be comparable to other similarly titled measures of other companies. Adjusted EBITDA should not be considered as an alternative to cash flows from operating activities, determined in accordance with GAAP, as indicators of cash flows. The following reconciles our net loss to Adjusted EBITDA:

	Three Months Ended March 31,
	2009	2008
Net loss	$(7,890,415)	$(10,102,905)
Income tax benefit	(434,336)	(76,010)
Other (income) expense, net	(23,162)	682,976
Income from joint venture	(80,677)	(202,016)
Interest income	(101,186)	(228,910)
Interest expense	4,016,384	4,607,568
Depreciation, depletion, amortization and accretion	4,919,519	4,691,847
EBITDA	406,127	(627,450)
Stock compensation expense	425,091	241,076
Adjusted EBITDA	$831,218	$(386,374)

Results of Operations

The following table presents consolidated statement of operations data for each of the periods indicated as a percentage of revenues.

	Three Months Ended March 31,
	2009	2008
Revenues	100.0	100.0
Operating expenses:
Cost of sales	89.8	96.6
Cost of services	2.7	0.0
Depreciation, depletion, amortization and accretion	14.0	13.2
General and administrative	6.4	5.1
Total operating expenses	112.9	114.9
Loss from operations	(12.9)	(14.9)
Other income (expense):
Interest expense	(11.4)	(12.9)
Interest income	0.3	0.6
Income from joint venture	0.2	0.6
Other income (expense), net	0.1	(1.9)
Loss before income taxes	(23.7)	(28.5)
Income tax benefit	1.2	0.2
Net loss	(22.5)	(28.3)

Comparison of Three Months Ended March 31, 2009 and Three Months Ended March 31, 2008

Production

During the three months ended March 31, 2009 and 2008, our mines produced 382,326 and 486,529 tons of coal, respectively, as follows:

	Three Months Ended
	March 31, 2009		March 31, 2008
	Tons	%	Tons	%
Production:
Surface mines	266,610	57.2	329,855	56.3
Highwall mines	36,366	7.8	54,011	9.2
Underground mines	79,350	17.0	102,663	17.5
Total tons produced	382,326	82.0	486,529	83.0
Purchased coal	84,038	18.0	99,790	17.0
Total tons available	466,364	100.0	586,319	100.0

The 2008 figures above include 59,181 tons produced by our Straight Creek Mining operations that were sold in the first quarter of 2008.

Revenue

During the three months ended March 31, 2009 and 2008, approximately 98.4% and 82.7% of coal sales were made to four utilities and four industrial customers under contracts and open purchase order arrangements with original terms of twelve months or longer. The remaining coal sales for the three month period were made under short term contracts or purchase orders. Tons sold and the associated revenue for the three month periods follows:

	Three Months Ended March 31,		Increase (decrease )
	2009	2008	$	%
Coal sales	$34,087,025	$35,483,441	$(1,396,416)	(3.9)
Tons sold	469,012	612,159	(143,147)	(23.4)
Average price per ton sold	$72.68	$57.96	$14.72	25.4

Other revenues	$990,715	$185,306	$805,409	434.6

During the three months ended March 31, 2009, we generated all of our coal sales revenue from eighteen customers, four of which were electric utilities (70%), fourteen of which were industrial companies (29.5%) and one was a coal reseller (0.5%). Most of our coal sales are derived from contracts of twelve months or longer and open purchase order arrangements with long standing customers.

The 3.9% decrease in revenue from coal sales for the three months ended March 31, 2009 as compared to the same period in 2008 was primarily the result of:

(i)	The sale on March 31, 2008 of our Straight Creek mining operations in Kentucky, which sold 100,878 tons at an average price of $48.12 during the 2008 period;

(ii)	The reduction in tons sold by National Coal of Alabama due to decrease in demand, which sold 190,931 tons of coal at an average price per ton of $78.45 during the 2009 period as compared to 307,851 tons of coal sold during the 2008 period at an average price per ton of $63.42; offset by

(iii)	The average selling price for coal sold from our Tennessee operations increased from $54.59 per ton sold during the 2008 period to $68.71 per ton sold during the 2009 period, while tons sold increased from 203,430 tons in 2008 to 278,081 tons in 2009.

The increase in other revenues of $0.8 million consisted primarily of revenue from a contract mining services agreement between Xinergy and National Coal Corporation to mine coal from a highwall mine previously sold to Xinergy as part of the Straight Creek sale on March 31, 2008.

Cost of Sales

	Three Months Ended March 31,		Increase (decrease)
	2009	2008	$	%
Cost of sales	$31,487,106	$34,471,575	$(2,984,469)	(8.7)
Tons sold	469,012	612,159	(143,147)	(23.4)
Average cost per ton sold	$67.13	$56.31	$10.82	19.2

Cost of services	$942,379	$—	$942,379	N/A

Total cost of sales decreased 8.7% during the three months ended March 31, 2009 as compared to the same three month period in 2008 primarily as a result of:

(i)	The sale of our Straight Creek mining operations, which sold 100,878 tons at a cost of $64.35 per ton during the three months ended March 31, 2008;

(ii)	A reduction in sales by National Coal of Alabama, which sold 307,851 tons of coal during 2008 compared to only 190,931 tons sold during 2009. The approximately 40% decrease in tons sold, however, resulted in an increase of $13.15 in average cost per ton sold and an increase in overall cost principally as a result of increases in the areas of labor, explosives and royalty fees; offset by

(iii)	Our Tennessee mines sold 203,430 tons during the three months ended March 31, 2008 compared to 278,081 tons during the three months ended March 31, 2009, increasing cost per ton sold of $9.88 due primarily to a $15.22 per ton sold increase in purchased coal offset by a reduction in freight and fuel costs of $6.77 per ton sold. During the three months ended March 31, 2009, we purchased 70,271 tons of coal at an average price of $65.97 as compared to only 6,553 tons at an average price per ton of $44.96 in the same prior year period.

Depreciation, depletion, amortization and expense,

	Three Months Ended March 31,		Increase (decrease)
	2009	2008	$	%
Depreciation, depletion, amortization and
accretion	$4,919,519	$4,691,847	$227,672	4.9
Tons sold	469,012	612,159	(143,147)	(23.4)
Average cost per ton sold	$10.49	$7.66	$2.82	36.9

The 4.9% increase in depreciation, depletion, amortization, and accretion expense for the three months ended March 31, 2009 as compared to the same three month period in 2008 was primarily the result of:

(i)	A $0.4 million increase in such expense at National Coal of Alabama attributable to an increase in property, plant, equipment and mine development in 2008;

(ii)	The addition of National Coal of Alabama asset retirement obligation assets resulting in an increase in accretion of approximately $0.1 million for the three months ended March 31, 2009 along with an increase in pond development amortization over the prior period of approximately $0.3 million; offset by

(iii)	The sale of approximately $16.1 million in property, plant, equipment, and mine development, and a resulting decrease of $0.9 million of corresponding expense, associated with the sale of our Straight Creek properties on March 31, 2008.

General and administrative expenses

	Three Months Ended March 31,		Increase (decrease)
	2009	2008	$	%
General and administrative expense	$2,242,128	$1,824,622	$417,506	22.9
Tons sold	469,012	612,159	(143,147)	(23.4)
Average cost per ton sold	$4.78	$2.98	$1.80	60.4

The 22.9% increase in general and administrative expenses for the three months ended March 31, 2009 as compared to the same period in the previous year is primarily attributable to the addition of $0.2 million in bad debts, increased professional fees of $0.1 million and increased stock compensation expense of $0.1 million, offset by a reduction in insurance expenses of $0.1 million

Other Income (Expense)

	Three Months Ended March 31,		Increase (decrease)
	2009	2008	$	%
Interest expense	$(4,016,384)	$(4,607,568)	$591,184	(12.8)
Interest income	101,186	228,910	(127,724)	(55.8)
Income from joint venture	80,677	202,016	(121,339)	(60.1)
Other	23,162	(682,976)	706,138	(103.4)
Total other income (expense)	$(3,811,359)	$(4,859,618)	$1,048,259	(21.6)

The 12.8% decrease in interest expense for the three months ended March 31, 2009 as compared to the same period in 2008, was primarily the result of:

(i)	A reduction in interest expense on our 10.5% senior secured notes attributable to the exchange of $13.0 million in notes and $158,958 in accrued interest for 1,855,935 shares of our common stock during 2008; and

(ii)	The repayment of a $10.0 million term loan credit facility.

Other income (expense) decreased $0.7 million for the three months ended March 31, 2009 compared to the three months ended March 31, 2008 primarily due to:

(i)	the loss on extinguishment of debt of approximately $0.5 million resulting from the $13.0 million reduction in debt on our 10.5% senior secured notes and the loss resulting from the repayment of a $10.0 million term loan credit facility; and

(ii)	the loss on sale of assets of $0.3 million primarily related to the sale of our Straight Creek operations on March 31, 2008.

Liquidity and Capital Resources

At March 31, 2009, we had cash and cash equivalents of approximately $2.9 million and negative working capital of approximately $11.9 million. Cash flows provided by operations were $4.5 million and $3.0 million for the three months ended March 31, 2009 and 2008, respectively. At March 31, 2009, we had a shareholders’ deficit of $2.0 million and incurred net losses of $7.9 million for the three months then ended.

Management believes that we have sufficient resources to fund our operations throughout the remainder of 2009. However, this belief is predicated on certain assumptions as to: (i) sales volumes, related pricing and customers continuing to take deliveries of our coal as contracted; (ii) production levels; (iii) the availability of coal to be purchased at a reasonable price; (iv) budgeted capital expenditures; and (v) cost per ton level decreases at existing mines and newly opened mines. Significant deviation from any one of these assumptions could have a material adverse effect on our operating cash flows and the ability for our wholly-owned subsidiary NCA to meet certain debt covenants. Management believes that NCA will be in compliance with its debt covenants over the next year. However, there can be no assurances that a debt covenant violation will not occur, or that we will have sufficient cash to satisfy our obligations.

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

A failure to comply with these restrictions could adversely affect our ability to borrow under a new credit facility or result in an event of default under these agreements. In the event of a default, NCA’s lenders could terminate their commitments to NCA and declare all amounts borrowed, together with accrued interest and fees, immediately due and payable. If this were to occur, NCA might not be able to pay these amounts, or could be forced to seek an amendment to its financing arrangements which could make the terms of these arrangements more onerous. As of March 31, 2009, neither we nor NCA had a revolving credit agreement for working capital in place, although we secured a short-term $10 million revolving credit facility in April 2009 that expires December 15, 2009. This facility cannot be used to fund the operations of NCA.

We rely primarily on our ability to generate cash from operations to service our debt. If we do not generate sufficient cash flows to meet our debt service, we may need to seek additional financing, the availability of which is uncertain given the current state of credit markets. If we are unable to obtain financing on terms that are acceptable to us amidst the tightening credit market, we could be forced to raise equity financing or sell assets to make up for any shortfall in its payment obligations under unfavorable circumstances. The 10.5% Notes due 2010 and the 12% Notes due 2012 limit our ability to sell assets and also restrict the use of the proceeds from any such sale. However, these debt facilities do allow asset sales if the funds generated from such sales are used to pay outstanding debt and prepayment costs associated with these debt obligations. Even if asset sales are permitted, we may not be able to sell assets in a timely manner or for sufficient amounts to enable us to meet our debt obligations.

During the three months ended March 31, 2009, we generated total revenues of $35.1 million and sold approximately 0.5 million tons of coal. Our revenues are derived primarily from the sale of coal to electric utility companies and industrial customers in the Southeastern United States pursuant to long-term contracts or open purchase order arrangements with long-time customers. Our largest customers were Georgia Power, Alabama Power, and Solutia, Inc., representing approximately 50.7%, 15.1% and 12.5% of our revenues, respectively.

We typically sell our coal for a specified per ton amount and at a negotiated price pursuant to both short-term contracts and contracts of twelve months or greater. The weighted average selling price per ton is $76.01, $76.74, and $77.70 on 1.9 million, 1.2 million and 0.34 million tons contracted for 2009, 2010, and 2011, respectively. Price adjustment, “price reopener” and other similar provisions in long-term supply agreements may reduce the protection from short-term coal price volatility traditionally provided by such contracts. Any adjustment or renegotiation leading to a significantly lower contract price would result in decreased revenues and lower gross margins, which could have a material adverse effect on our operating cash flows. Additionally, our customers may have the ability to delay the timing of their purchases, which could negatively impact operating cash flows. Finally, coal supply agreements also typically contain force majeure provisions allowing temporary suspension of performance by us or our customers during the duration of specified events beyond the control of the affected party.

We assume we will meet our contract commitments through a combination of produced tons and purchased coal. Our ability to produce tons can be negatively impacted by weather, labor shortages or equipment break-downs. Additionally, geological and mining conditions may not be fully identified by available exploration data or may differ from experience in current operations. During 2008, we experienced severe increases in diesel fuel and costs associated with all petroleum related products and also encountered additional regulatory examination, as did most of our competitors, that weakened productivity. We experienced equipment failure in 2008 which negatively impacted the tons of coal produced and therefore sold. Additionally, coal for purchase may not be available, or available only at unfavorable prices. The occurrence of such events can adversely affect production, the cost of sales or both, and could have a material adverse effect on our operating cash flows.

We invested approximately $4.1 million in equipment and mine development during the three months ended March 31, 2009. During the remainder of 2009, management expects to finance $5.7 million of capital expenditures to expand operations and incur an additional $3.6 million to maintain existing assets. If financing is unable to be obtained, this could negatively impact planned production levels. In prior years, the Company experienced the unanticipated loss of the use of its dragline and a highwall miner, which resulted in lost production and lost revenues. We may experience similar mechanical failures in the future, which could have a material adverse effect on our operating cash flows.

The following table summarizes our long-term debt obligations, excluding capital leases:

	March 31, 2009	December 31, 2008

12.0% Senior Secured Notes, due 2012	$62,100,000	$60,000,000
10.5% Senior Secured Notes, due 2010	42,000,000	42,000,000
Overriding Royalty Interest obligation	8,507,413	9,056,734
Equipment loans and installment purchase obligations	3,784,596	4,581,277
Insurance premium financing	345,745	581,627
	116,737,754	116,219,638

Unamortized discounts	(8,550,708)	(9,103,401)

Current portion of long-term debt	(2,391,808)	(3,616,338)

Total long-term debt	$105,795,238	$103,499,899

12.0% Senior Secured Notes Due 2012

On March 26, 2009, we obtained amended terms for certain covenants through December 31, 2009, and incurred a $300,000 amendment fee which was capitalized to deferred financing costs in the accompanying balance sheet. Additionally, as provided for in the March 26 amendment, we elected to borrow the $300,000 amendment fee as well as the full $1,800,000 of interest due in the form of a PIK (“Payment in Kind”) loan in principal amount equal to $2.1 million. As of March 31, 2009, we were in compliance with all our debt covenants.

The amended debt covenants for 2009 are as follows:

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

Revolving Credit Facility

On April 9, 2009 we entered into a Revolving Credit Agreement with Next View Partners, LLC, as administrative agent and collateral agent for certain lenders. This credit facility provides for borrowings of up to $10 million, and is permitted indebtedness under the indenture for our 10.5% Notes due 2010. We have the right to borrow up to an aggregate of $5 million on or before June 30, 2009, and may borrow up to an aggregate of $10 million after June 30, 2009 so long as we meet certain conditions as set forth in the agreement. All amounts under the revolving loans become due and payable on December 15, 2009, unless we obtain the consent of holders of our 10.5% Notes due 2010 to extend the maturity date until April 9, 2010. Interest under this facility is payable at an annual rate of 13% for amounts outstanding up to $5,000,000 and 15% for amounts outstanding in excess of $5,000,000. Interest is payable monthly in arrears. Our obligations under this credit facility are secured by a lien on substantially all the assets of National Coal Corp. and its subsidiaries that own and operate our Tennessee mining operations. The credit facility contains several performance covenants, including that we produce and ship minimum amounts of coal, and limitations on additional indebtedness. The facility includes customary default provisions, and all outstanding obligations may become immediately due and payable in the event of our default. This facility may not be used to fund the working capital needs of NCA.  As of the date of this filing, we have borrowed $2.0 million against this line of credit.

Cash Flows

We currently satisfy our working capital requirements primarily through cash flows generated from operations and sales of debt and equity securities. For the three months ended March 31, 2009, we had a net decrease in cash of approximately $1.7 million. Cash flows from operating, financing and investing activities for the three months ended March 31, 2009 and 2008 are summarized in the following table:

	Three Months Ended
	March 31, 2009	March 31, 2008
Activity:
Operating activities	$4,482,571	$3,001,276
Investing activities	(4,088,665)	3,955,684
Financing activities	(2,133,690)	(6,844,046)
Net (decrease) increase in cash	$(1,739,784)	$112,914

Operating Activities

The net cash provided by operating activities of $4.5 million during the three months ended March 31, 2009 compared with prior year cash provided by operations of $3.0 million was primarily attributable to (i) an improvement of $5.3 million of cash flows provided by our Tennessee operations (which includes $2.4 million of non-recurring Straight Creek operating losses during the three months ended March 31, 2008); offset by (ii) a $3.8 million reduction in cash provided from NCA, due principally to a 38% reduction in tons of coal sold year-over-year and a corresponding increase in accounts payable due to liquidity issues.

Investing Activities

The change in cash provided by investing activities from $4.0 million for the three months ended March 31, 2008 to cash used in investing activities of $4.1 million for the three months ended March 31, 2009 was primarily due to (i) the sale of our Straight Creek, Kentucky properties in March 2008 and (ii) an increase in capital expenditures of $3.1 million.

Financing Activities

The change in net cash used in financing activities of $2.1 million during the three months ended March 31, 2009 compared to the net cash used in financing activities of $6.8 million for the three months ended March 31, 2008 was primarily due to the repayment of outstanding debts associated with the sale of our Straight Creek operations in 2008.

Off-Balance Sheet Arrangements

At March 31, 2009, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, variable interest or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

At March 31, 2009 and December 31, 2008, we, through our subsidiary, National Coal of Alabama, Inc., held an investment totaling $412,576 and $331,889, respectively, representing a 49% interest in Powhatan Dock, LLC (“Powhatan”) which operates a barge load-out in Alabama. We use the equity method to account for the joint venture investment in Powhatan, which was acquired during the fourth quarter of 2007. During the three months ended March 31, 2009, the Company recorded $80,677 of equity method income associated with this investment and incurred $126,372 in barge loading fees. Powhatan Dock, LLC recorded revenues of $823,836 and net income of $164,647 during the three months ended March 31, 2009.

Critical Accounting Policies, Judgments and Estimates

Accounting measurements at interim dates inherently involve greater reliance on estimates than those made at year-end. The results for the three months ended March 31, 2009 are not necessarily indicative of results to be expected for the full year. Please refer to the section entitled “Critical Accounting Policies, Judgments and Estimates” included in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation of our Annual Report on Form 10-K for the year ended December 31, 2008 for a discussion of our critical accounting policies, judgments and estimates. There have been no material changes to the previously reported information concerning our Critical Accounting Policies, Judgments and Estimates.

Recent Accounting Pronouncements

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133 (“SFAS 161”) which changes the disclosure requirements for derivative instruments and hedging activities. SFAS 161 requires enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS 133, Accounting for Derivative Instruments and Hedging Activities and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. The adoption of SFAS 161 on January 1, 2009 had no material impact on our financial position or results of operations

In May 2008, the FASB issued Statement of Financial Accounting Standards No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States of America. SFAS 162 is effective sixty days following the SEC’s approval of PCAOB amendments to AU Section 411, The Meaning of ‘Present fairly in conformity with generally accepted accounting principles’. We do not expect the adoption of SFAS 162 to have a material impact on our financial position or results of operations.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, commodity prices, and foreign currency exchange rates. There have been no material changes to the quantitative and qualitative disclosures included in Item 7A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

Item 4.  Controls and Procedures

Controls and Procedures

Members of our management, including our President and Chief Executive Officer, Daniel A. Roling, and Chief Financial Officer, Michael R. Castle, have evaluated the effectiveness of our disclosure controls and procedures, as defined by paragraph (e) of Exchange Act Rules 13a-15 or 15d-15, as of March 31, 2009, the end of the period covered by this report. Based upon that evaluation, Messrs. Roling and Castle concluded that our disclosure controls and procedures were effective as of March 31, 2009.

Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting or in other factors identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 6. Exhibits

The following exhibits are filed as part of this report:

Exhibit
Number                                                                                                Exhibit Title
10.1	Employment Agreement by and between National Coal of Alabama and Scott Deppe dated January 26, 2009. (1)

31.1	Certificate of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934, as amended.

31.2	Certificate of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934, as amended.

32.1	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)     Incorporated by reference to our Current Report on Form 8-K, as filed on January 30, 2009.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATIONAL COAL CORP.
Date: May 11, 2009	/s/ Michael R. Castle By: Michael R. Castle Its: Chief Financial Officer (Principal Financial and Accounting Officer)