Form 10-Q
period 2009-06-30
NATIONAL COAL CORP
filed 2009-08-10
CIK 1089575

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2009

or

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

As of August 10, 2009 the issuer had 34,379,889 shares of common stock, par value $.0001 per share, issued and outstanding.

National Coal Corp.

PART I: FINANCIAL INFORMATION

Item 1.	Financial Statements

National Coal Corp.

Condensed Consolidated Balance Sheets

(Unaudited)

	June 30, 2009	December 31, 2008
Assets
Current Assets:
Cash and cash equivalents	$945,432	$4,624,511
Restricted cash	2,479,871	2,771,445
Accounts receivable, net	6,026,309	5,738,137
Inventory	5,543,970	3,690,162
Prepaid and other current assets	1,657,794	1,550,873

Total Current Assets	16,653,376	18,375,128

Property, plant, equipment and mine development, net	100,151,492	102,446,696
Deferred financing costs	4,701,349	4,779,439
Restricted cash	20,325,426	19,916,320
Other non-current assets	2,327,617	2,291,634

Total Assets	$144,159,260	$147,809,217

Liabilities and Stockholders’ (Deficit) Equity
Current Liabilities:
Accounts payable	$18,386,181	$13,782,871
Accrued expenses	5,398,324	2,586,312
Debt obligation in default	64,256,963	—
Borrowings under short-term line of credit	4,000,000	—
Current maturities of long - term debt	2,524,622	3,616,338
Current installments of obligations under capital leases	1,579,025	1,943,968
Current portion of asset retirement obligations	371,347	259,607
Deferred revenue	—	2,224,880

Total Current Liabilities	96,516,462	24,413,976

Long - term debt, less current maturities, net of discount	42,286,023	103,499,899
Obligations under capital leases, less current installments	847,864	1,419,099
Asset retirement obligations, less current portion	7,672,296	7,150,091
Deferred revenue	1,178,580	1,303,655
Other non-current liabilities	1,971,101	2,138,235
Deferred tax liability	1,691,529	2,393,527

Total Liabilities	152,163,855	142,318,482

Stockholders’ Equity (Deficit):
Common Stock, $.0001 par value; 80 million shares authorized; 34,379,889 and 34,184,824 shares issued and outstanding at June 30, 2009 and December 31, 2008	3,437	3,418
Additional paid - in capital	115,511,584	114,770,947
Accumulated deficit	(123,519,616)	(109,283,630)

Total Stockholders’ (Deficit) Equity	(8,004,595)	5,490,735

Total Liabilities and Stockholders’ (Deficit) Equity	$144,159,260	$147,809,217

The Condensed Consolidated Balance Sheet as of December 31, 2008 was derived from Audited Financials.

See Accompanying Notes to Condensed Consolidated Financial Statements.

National Coal Corp.

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2009	2008	2009	2008
Revenues:
Coal sales	$34,351,772	$30,371,697	$68,438,797	$65,855,138
Other revenues	919,674	1,215,043	1,910,388	1,400,349

Total revenues	35,271,446	31,586,740	70,349,185	67,255,487

Operating expenses:
Cost of coal sales (exclusive of depreciation, depletion, amortization and accretion)	30,789,570	29,150,572	62,276,676	63,622,147
Cost of services	766,286	1,144,488	1,708,665	1,144,488
Depreciation, depletion, amortization and accretion	4,041,380	2,698,517	8,960,899	7,390,364
General and administrative	1,761,429	2,798,746	4,003,558	4,623,368

Total operating expenses	37,358,665	35,792,323	76,949,798	76,780,367

Loss from operations	(2,087,219)	(4,205,583)	(6,600,613)	(9,524,880)

Other income (expense):
Interest expense	(4,627,745)	(4,448,591)	(8,644,128)	(9,056,159)
Interest income	81,735	315,900	182,922	544,810
Income from joint venture	69,921	23,113	150,598	225,129
Other	(49,923)	(1,073,201)	(26,763)	(1,756,177)

Other income (expense), net	(4,526,012)	(5,182,779)	(8,337,371)	(10,042,397)

Loss before income taxes	(6,613,231)	(9,388,362)	(14,937,984)	(19,567,277)

Income tax benefit	267,662	318,157	701,998	394,167

Net loss	(6,345,569)	(9,070,205)	(14,235,986)	(19,173,110)

Preferred stock dividend	—	(39,889)	—	(79,779)

Net loss attributable to common shareholders	$(6,345,569)	$(9,110,094)	$(14,235,986)	$(19,252,889)

Basic net loss per common share	$(0.19)	$(0.30)	$(0.42)	$(0.65)

Diluted net loss per common share	$(0.19)	$(0.30)	$(0.42)	$(0.65)

Weighted average common shares outstanding	33,997,537	30,080,337	33,991,216	29,450,135

See Accompanying Notes to Condensed Consolidated Financial Statements.

National Coal Corp.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended June 30,
	2009	2008
Operating Activities
Net loss	$(14,235,986)	$(19,173,110)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation, depletion, amortization and accretion	8,960,899	7,390,364
Deferred income tax benefit	(701,998)	(394,167)
Amortization of deferred financing costs	688,235	477,840
Amortization of debt discount	1,142,846	1,503,642
Gain on disposal of assets	38,762	(102,146)
Loss on sale of Straight Creek properties	—	397,549
Loss on extinguishment of debt	—	1,676,840
Income from joint venture	(150,598)	(225,129)
Bad debt expense	222,712	—
Settlement of asset retirement obligations	(144,423)	(386,763)
Stock option expense	740,656	453,926
Changes in operating assets and liabilities:
Accounts receivable	(510,884)	(146,472)
Inventory	(1,416,562)	(130,323)
Prepaid and other current assets	892,383	1,095,344
Other non - current assets	188,815	80,000
Accounts payable and accrued expenses	9,215,323	1,653,260
Deferred revenue	(2,224,880)	—
Other non - current liabilities	(167,134)	23,875

Net cash flows provided by (used in) operating activities	2,538,166	(5,805,470)

Investing Activities
Capital expenditures	(6,074,711)	(5,435,458)
Proceeds from sale of Straight Creek properties	—	10,711,399
(Increase) decrease in restricted cash	(409,106)	3,645,906
Additions to prepaid royalties	(74,200)	(518,299)

Net cash flows (used in) provided by investing activities	(6,558,017)	8,403,548

Financing Activities
Proceeds from issuance of common and preferred stock	—	10,863,256
Proceeds from stock option exercises	—	1,037,125
Proceeds under short-term line of credit	4,000,000	—
Repayments of long-term debt	(2,076,905)	(12,876,093)
Repayments of obligations under capital leases	(1,143,065)	(279,966)
Payments for deferred financing costs	(439,258)	—

Net cash flows provided by (used in) financing activities	340,772	(1,255,678)

Net (decrease) increase in cash and cash equivalents	(3,679,079)	1,342,400
Cash and cash equivalents at beginning of period	4,624,511	9,854,351

Cash and cash equivalents at end of period	$945,432	$11,196,751

Supplemental Cash Flow Information
Cash paid during the year for interest	$3,081,947	$7,696,009
Non-cash investing and financing activities:
Preferred stock effective dividends	—	131,712
10.5% Senior Secured Notes exchanged for common stock	—	12,735,848
Financed equipment acquisitions	77,700	225,131
Equipment acquired through obligations under capital leases	336,000	3,317,221
Asset retirement obligations incurred, acquired or recosted	324,332	158,300
Interest and fees paid in-kind or financed	2,100,000	—

See Accompanying Notes to Condensed Consolidated Financial Statements.

National Coal Corp.

Notes to Condensed Consolidated Unaudited Financial Statements

1. Business Overview

National Coal Corp. (the “Company”) consists primarily of two wholly-owned subsidiaries: (i) National Coal Corporation and (ii) NCC Corp. and its wholly-owned subsidiary National Coal of Alabama, Inc. The Company principally engages in the business of mining high quality bituminous steam coal in East Tennessee and North Alabama and, until March 31, 2008, in Southeast Kentucky. Its customers are electric utilities and industrial concerns in the surrounding states.

On August 3, 2009, the holders of the 12% Notes due 2012 foreclosed on the outstanding capital stock of NCA, the collateral for the 12% Notes due 2012, in partial satisfaction of the 12% Notes due 2012 and NCA is no longer a subsidiary of the Company as of such date. Upon the foreclosure, the Company’s remaining operations are all located in Tennessee. The Company acquired its Alabama operations in October 2007, financed principally through the issuance of $60 million in 12% Notes due 2012. On June 26, 2009, National Coal of Alabama, Inc. (“NCA”) was obligated to pay to its debt holders approximately $1.9 million of accrued interest on its 12% Notes due 2012. The date for making the interest payment was extended by the holders of the 12% Notes due 2012 to July 17, 2009, and on July 21, 2009 NCA defaulted on the 12% Notes due 2012 as the interest payment had not been made. As a result, the entire debt obligation in default of $64.3 million which also includes the Overriding Royalty Obligation, net of debt discounts, has been classified as a current liability in the accompanying balance sheet at June 30, 2009. Additionally, the credit agreement provides that upon the acceleration of the entire unpaid balance of the indebtedness, the holders of the 12% Notes due 2012 are entitled to receive the Make-Whole Amount, which amount is the present value of all future interest payments with respect to the principal amount of the indebtedness under the agreement. The Company estimates the Make-Whole Amount will be approximately $19.8 million.

No creditor of NCC Corp. or NCA, including the holders of the 12% Notes due 2012, has any recourse to National Coal Corp. or its other subsidiaries for any liabilities of NCC Corp. or NCA, including liabilities arising under the credit agreement. Management believes that the operations of National Coal Corp. and its other subsidiaries will continue independently of any actions taken with respect to NCA and its assets. The Company expects to report a gain on the disposition of NCA in the third quarter 2009 due to its negative equity position in NCA.

In Tennessee, the Company owns the coal mineral rights to approximately 65,000 acres of land and leases the rights to approximately 14,000 additional acres. As of June 30, 2009, the Company’s mining complexes included two active and three inactive underground mines, one inactive and two active surface mines, and one highwall mine. In addition, the Company has two preparation plants and two unit train loading facilities in Tennessee served by the Norfolk Southern (“NS”) railroad. The Company holds seven permits that allow it to open new or re-open existing mines in Tennessee close to current operations. As of June 30, 2009, the Company controlled approximately 33.6 million estimated recoverable tons of coal reserves in Tennessee as defined by the SEC Industry Guide 7 as that part of a mineral deposit which could be economically and legally extracted at the time of the reserve determination. At June 30, 2009, the Company’s Tennessee operations had cash and cash equivalents of approximately $0.6 million and negative working capital of approximately $12.6 million. Cash flows provided by (used in) the Tennessee operations were $0.6 million and $(8.5) million for the six months ended June 30, 2009 and 2008, respectively.

Management believes that the Company has sufficient resources to fund its Tennessee operations throughout the remainder of 2009. However, this belief is predicated on certain assumptions as to: (i) sales volumes, related pricing and customers continuing to take

National Coal Corp.

Notes to Condensed Consolidated Unaudited Financial Statements, Continued

deliveries of our coal as contracted; (ii) production levels; (iii) the availability of coal to be purchased at a reasonable price; (iv) budgeted capital expenditures; and (v) cost per ton level decreases at existing mines and newly opened mines. Significant deviation from any one of these assumptions could have a material adverse effect on the Company’s operating cash flows.

The Company relies primarily on its ability to generate cash from operations to service its debt. If it does not generate sufficient cash flows to meet its debt service requirements, the Company may need to seek additional financing, the availability of which is uncertain given the current state of credit markets. If it is unable to obtain financing on terms that are acceptable to them amidst the tightening credit market, the Company could be forced to raise equity financing or sell assets under unfavorable circumstances to make up for any shortfall in its payment obligations. Additionally, since the Company defaulted on its 12% Notes due 2012, future financings may be difficult to obtain, if at all. The 10.5% Notes due 2010 limit the Company’s ability to sell assets and also restrict the use of the proceeds from any such sale. However, the debt facility does allow asset sales if the funds generated from such sales are used to pay outstanding debt and prepayment costs associated with the debt obligation. Even if asset sales are permitted, the Company may not be able to sell assets in a timely manner or for sufficient amounts to enable the Company to meet its debt obligations.

On August 10, 2009, the Company drew down an additional $1 million pursuant to the terms of its Revolving Credit Agreement, bringing total outstanding borrowings to $5 million. The intended use of this line draw is to fund a reclamation bonding program with a surety that was executed July 2009 and that will release up to $4 million of restricted cash that will be made available for working capital purposes, including to reduce trade payables, and repayment of amounts borrowed under the Revolving Credit Agreement. However, there can be no assurances that the restricted cash released will be in amounts sufficient to repay all outstanding borrowings under the Revolving Credit Agreement due December 2009.

During the six months ended June 30, 2009, the Company’s Tennessee operations generated total revenues of $43.2 million and sold approximately 0.6 million tons of coal. Revenues are derived primarily from the sale of coal to electric utility companies in the Southeastern United States pursuant to long-term contracts or open purchase order arrangements with long-time customers. Georgia Power represented approximately 93% of the Tennessee operation’s coal revenues for the six months ended June 30, 2009.

The Company typically sells its coal for a specified per ton amount and at a negotiated price pursuant to both short-term contracts and contracts of twelve months or greater. The weighted average selling price per ton in Tennessee is $74.45, $79.56, and $76.23 on 0.6 million, 0.9 million, and 0.9 million tons contracted for the remainder of 2009, and fiscal years 2010 and 2011, respectively. Price adjustment, “price reopener” and other similar provisions in long-term supply agreements may reduce the protection from short-term coal price volatility traditionally provided by such contracts. Any adjustment or renegotiation leading to a significantly lower contract price would result in decreased revenues and lower gross margins, which could have a material adverse effect on the Company’s operating cash flows. Additionally, the Company’s customers may have the ability to delay the timing of their purchases, which could negatively impact operating cash flows. Finally, coal supply agreements also typically contain force majeure provisions allowing temporary suspension of performance by the Company or its customers during the duration of specified events beyond the control of the affected party.

The Company assumes it will meet its contract commitments through a combination of produced tons and purchased coal. The Company’s production can be negatively impacted by weather, labor shortages or equipment break-downs. Additionally, geological and mining conditions may not be fully identified by available exploration data or may differ from experience in current operations. During 2008, the Company experienced severe increases in diesel fuel and costs associated with all petroleum related products and

National Coal Corp.

Notes to Condensed Consolidated Unaudited Financial Statements, Continued

also encountered additional regulatory examination, as did most of its competitors that weakened productivity. Additionally, coal for purchase may not be available, or available only at unfavorable prices. The occurrence of such events can adversely affect production, the cost of sales or both, and could have a materially adverse effect on the Company’s operating cash flows.

The Company invested approximately $4.7 million in equipment and mine development in its Tennessee operations during the six months ended June 30, 2009. During the remainder of 2009, management expects to incur approximately $1.0 million - $1.5 million to maintain existing assets in Tennessee. In prior years, the Company experienced the unanticipated loss of the use of key equipment, which resulted in lost production and lost revenues. The Company may experience similar mechanical failures in the future, which could have a material adverse effect on its operating cash flows.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements include the accounts of National Coal Corp. and those of its two wholly-owned operating subsidiaries, National Coal Corporation and NCC Corp. and their respective wholly-owned subsidiaries, NC Railroad, Inc., Jacksboro Coal Company, Inc. and National Coal of Alabama, Inc. Additionally, operations for the six months ended June 30, 2008 include those of the Company’s former Straight Creek operations, which were sold on March 31, 2008. Revenues and net losses attributable to the Straight Creek operations were $5.0 million and $(2.4) million, respectively, for the six months ended June 30, 2008.

All intercompany transactions and balances have been eliminated in consolidation. Investments in business entities in which National Coal Corp. and its subsidiaries do not have control, but have the ability to exercise significant influence over the operating and financial policies, are accounted for under the equity method.

The unaudited consolidated financial statements do not include footnotes and certain financial information normally presented annually under accounting principles generally accepted in the United States of America and should, therefore, be read in conjunction with the Annual Report on Form 10-K of National Coal Corp. for the year ended December 31, 2008. The accompanying unaudited consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) that, in the opinion of management, are considered necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year-end. The results of operations for the three and six months ended June 30, 2009 are not necessarily indicative of results that can be expected for the fiscal year. Any material subsequent events have been evaluated for disclosure through August 10, 2009, the date of the filing of this Form 10-Q.

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

National Coal Corp.

Notes to Condensed Consolidated Unaudited Financial Statements, Continued

Cash and Cash Equivalents

Cash and cash equivalents are stated at cost. Cash equivalents consist of highly liquid investments with maturities of three months or less when acquired.

Accounts Receivable

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. Customers are primarily utilities and industrial companies. Balances are stated net of an allowance for doubtful accounts, which was $652,712 and $430,000 at June 30, 2009 and December 31, 2008, respectively. Bad debts expense was $0 and $193,414, net of recoveries of $29,298 during the three and six months ended June 30, 2009, respectively, and $609,859 during the three and six months ended June 30, 2008.

Inventory

Inventory includes mined coal, purchased coal and tires. Mined coal is classified as inventory at the point it is extracted, and is valued at the lower of average cost or net realizable value. As of June 30, 2009 and December 31, 2008 the Company reduced the carrying value of its inventories by $2,968,631 and $1,255,157, respectively, to state mined coal inventories at net realizable value. Mined coal inventory costs include labor, fuel, equipment costs, and operating overhead. Purchased coal inventory is valued at the lower of average cost or net realizable value. Tires are classified as inventory when purchased and recorded at the lower of average cost or market.

Property, Plant, Equipment and Mine Development

Property and equipment are stated at cost. Maintenance and repairs that do not improve efficiency or extend economic life are expensed as incurred. Plant and equipment are depreciated using the straight-line method over the estimated useful lives of assets which generally range from seven to thirty years for building and plant and one to seven years for equipment. Upon sale or retirement, asset cost and related accumulated depreciation are removed from the accounts and any related gain or loss is reflected in the statement of operations.

Leasing is used for certain capital additions when considered cost effective relative to other capital sources, and is classified as either capital or operating as appropriate. Leased equipment meeting the capital lease criteria of Statement of Financial Accounting Standards 13, Accounting for Leases is capitalized and the present value of the related lease minimum payments is recorded as a corresponding asset and liability. Amortization of capitalized leased assets is computed using the straight-line method over the shorter of the estimated useful life or the initial lease term.

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

Restricted Cash

Restricted cash includes accrued interest and consists principally of certificates of deposit and money market accounts securing letters of credit and surety bonds which collateralize mine reclamation obligations with various federal and state regulatory authorities. The current portion of restricted cash includes (i) short-term deposits for which statutory restrictions will be released within one year and (ii) an estimate of performance bond amounts associated with those permits for which the reclamation work has been completed and the release has been requested from the appropriate mining commission prior to the reporting date.

Investments Accounted For Using the Equity Method

In November 2007, National Coal of Alabama acquired a 49% interest in Powhatan Dock, LLC which operates a barge load-out facility in Alabama. The Company accounts for its investment using the equity method. During the three and six months ended June 30, 2009, the Company recorded $69,921 and $150,598, respectively, of equity method income associated with this investment and incurred $130,567 and $256,939, respectively, in barge loading fees with this investee. During the three and six months ended June 30, 2008, the Company recorded $23,113 and $225,129, respectively, of equity method income associated with this investment and incurred $180,073 and $526,813, respectively, in barge loading fees with this investee. Powhatan Dock, LLC recorded revenues of $765,848 and $1,589,684 and net income of $142,696 and $307,344 during the three and six months ended June 30, 2009. Powhatan Dock, LLC recorded revenues of $820,380 and $2,095,799 and net income of $47,172 and $459,448 during the three and six months ended June 30, 2008.

Prepaid Mining Royalties

Certain coal leases require minimum or advance payments which are deferred and charged to cost of sales as coal is extracted and sold. The Company had prepaid royalties of approximately $581,000 and $578,000 at June 30, 2009 and December 31, 2008, respectively, included in other non-current assets in the accompanying balance sheets.

Reclamation and Asset Retirement Obligations

The Surface Mining Control and Reclamation Act of 1977 and similar state statutes require mine properties to be restored in accordance with specified standards. SFAS No. 143, Accounting for Asset Retirement Obligations requires recognition of an asset retirement obligation (“ARO”) for eventual reclamation of disturbed acreage remaining after mining has been completed. The Company records its reclamation obligations on a permit-by-permit basis using requirements as determined by the Office of Surface Mining of the U.S. Department of the Interior (“OSM”). The liability is calculated based upon the reclamation activities remaining after coal removal ceases, assuming that reclamation activities have been contemporaneous within state and federal guidelines during

National Coal Corp.

Notes to Condensed Consolidated Unaudited Financial Statements, Continued

mining. A liability is recorded for the estimated future cost that a third party would incur to perform the required reclamation and mine closure discounted at the Company’s credit-adjusted risk-free rate. A corresponding increase in the asset carrying value of mineral rights is also recorded. The ARO asset is amortized on the units-of-production method over the proven and probable reserves associated with that permit, and the ARO liability is accreted to the expected reclamation date at the Company’s credit-adjusted risk-free rate. These expenses are included in depreciation, depletion, amortization, and accretion in the operating expenses section of the statement of operations.

Stock-based Compensation

The Company’s 2004 Option Plan (the “Plan”) was authorized by the Board of Directors of the Company in March 2004, and amended in January 2005. Under the terms of the Plan, stock options may be granted to officers, directors, employees, and others. At June 30, 2009, 4,450,000 shares of common stock were authorized for issuance under the Plan. Shares subject to awards that expire unexercised or are otherwise terminated, again become available for awards. Upon exercise, stock is issued from unissued or treasury shares. The grant price of an option under the Plan generally may not be less than the fair market value of the common stock subject to such option on the date of grant. Options have a maximum life of ten years and generally vest 25% per year over a four year period. Currently, all stock options issued under the plan are non-statutory.

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

Recent Accounting Pronouncements

In April 2009, the FASB issued FSP FAS No. 115-2 and FAS No. 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP FAS 115-2 and FAS 124-2”). This FSP amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. The FSP is effective for interim and annual periods ending after June 15, 2009. The adoption of FSP FAS 115-2 and FAS 124-2 did not have a material impact on the Company’s consolidated financial position or results of operations.

In April 2009, the FASB issued FSP FAS No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS 157-4”). This FSP provides additional guidance for estimating fair value in accordance with SFAS 157 when the volume and level of activity for the asset or liability have significantly decreased and includes guidance on identifying circumstances that indicate a transaction is not orderly. This FSP does not change the definition of fair value under SFAS 157. The FSP is effective for interim and annual periods ending after June 15, 2009. The adoption of FSP FAS 157-4 did not have a material impact on the Company’s consolidated financial position or results of operations.

In May 2009, the FASB issued Statement of Financial Accounting Standards No. 165, Subsequent Events (“SFAS 165”). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 is effective for interim and annual periods ending after June 15, 2009. The adoption of SFAS 165 did not have a material impact on the Company’s consolidated financial position or results of operations.

National Coal Corp.

Notes to Condensed Consolidated Unaudited Financial Statements, Continued

In June 2009, the FASB issued SFAS No. 166 “Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140.” This standard eliminates the concept of a qualifying special purpose entity (“QSPE”) and modifies the derecognition provisions in SFAS No. 140. This statement is effective for financial asset transfers occurring after the beginning of an entity’s first fiscal year that begins after November 15, 2009. The Company does not expect the adoption of SFAS 166 to have an impact on the Company’s financial position or results of operations.

In June 2009, the FASB issued SFAS No. 167 “Amendments to FASB Interpretation No. 46(R).” This statement amends the consolidation guidance applicable to variable interest entities and is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2009. The Company does not expect the adoption of SFAS 167 to have an impact on the Company’s financial position or results of operations.

3. Property, Plant, Equipment and Mine Development, Net

Property, plant, equipment and mine development consist of the following:

	June 30, 2009	December 31, 2008
Mining equipment and vehicles	$83,435,629	$76,946,861
Land and buildings	5,488,921	5,512,129
Furniture and office equipment	349,979	354,129
Mineral rights	48,858,386	48,858,386
Mine development	12,236,804	10,713,820
Construction in progress	1,037,823	3,484,666

	151,407,542	145,869,991

Less accumulated depreciation, depletion and amortization	(51,256,050)	(43,423,295)

Total property, plant, equipment and mine development, net	$100,151,492	$102,446,696

4. Other Non-Current Assets

Other non-current assets are as follows:

	June 30, 2009	December 31, 2008
Prepaid mining royalties	$581,406	$578,099
Long-term portion of prepaid assets	257,729	354,787
Deposits	745,985	766,849
Investment in joint venture	482,497	331,899
Franchise tax receivable	260,000	260,000

Total other non-current assets	$2,327,617	$2,291,634

National Coal Corp.

Notes to Condensed Consolidated Unaudited Financial Statements, Continued

5. Accrued Expenses

Accrued expenses consist of the following:

	June 30, 2009	December 31, 2008
NCA purchase obligation	$1,393,843	$1,379,380
Legal settlement reserve	—	250,000
Accrued expenses	682,480	242,522
Accrued payroll and related taxes	784,083	279,866
Accrued interest	2,122,350	223,750
Accrued federal, state and local taxes	415,568	210,794

Total accrued expenses	$5,398,324	$2,586,312

In January 2009, the Company settled a legal case for $250,000.

6. Debt and Financing Arrangements

Long-term debt obligations of the Company, excluding capital leases, consist of the following:

	June 30, 2009	December 31, 2008
12.0% Senior Secured Notes, due 2012	$62,100,000	$60,000,000
10.5% Senior Secured Notes, due 2010	42,000,000	42,000,000
Overriding Royalty Interest obligation	9,119,852	9,056,734
Equipment loans and installment purchase obligations	3,100,107	4,581,277
Insurance premium financing	772,015	581,627

	117,091,974	116,219,638

Unamortized discounts	(8,024,366)	(9,103,401)

Current portion of long-term debt	(2,524,622)	(3,616,338)

Debt obligation in default	(64,256,963)	—

Total long-term debt	$42,286,023	$103,499,899

National Coal Corp.

Notes to Condensed Consolidated Unaudited Financial Statements, Continued

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

On June 26, 2009, NCA was obligated to pay to its debt holders approximately $1.9 million of accrued interest on its 12% Notes due 2012. The date for making the interest payment was extended by the holders of the 12% Notes due 2012 to July 17, 2009, and on July 21, 2009, NCA defaulted on the 12% Notes due 2012 as the interest payment had not been made. On August 3, 2009, the holders of the 12% Notes due 2012 foreclosed on the outstanding capital stock of NCA, the collateral for the 12% Notes due 2012, in partial satisfaction of the 12% Notes due 2012 and NCA is no longer a subsidiary of the Company as of such date. Upon the foreclosure, the Company’s remaining operations are all located in Tennessee. As a result, the entire debt obligation in default of $64.3 million which includes the Overriding Royalty Interest obligations, net of debt discounts, has been classified as a current liability in the accompanying balance sheet at June 30, 2009. Additionally, the credit agreement provides that upon the acceleration of the entire unpaid balance of the indebtedness, the holders of the 12% Notes due 2012 are entitled to receive the Make-Whole Amount, which amount is the present value of all future interest payments with respect to the principal amount of the indebtedness under the agreement. The Company estimates the Make-Whole Amount will be approximately $19.8 million.

No creditor of NCC Corp. or NCA, including the holders of the 12% Notes due 2012, has any recourse to National Coal Corp. or its other subsidiaries for any liabilities of NCC Corp. or NCA, including liabilities arising under the credit agreement. Management believes that the operations of National Coal Corp. and its other subsidiaries will continue independently of any actions taken with respect to NCA and its assets. The Company expects to report a gain on the disposition of NCA in the third quarter 2009 due to its negative equity position in NCA.

Short –Term Line of Credit

On April 9, 2009 the Company entered into a Revolving Credit Agreement with Next View Partners, LLC, as administrative agent and collateral agent for certain lenders. This credit facility provides for borrowings of up to $10 million, and is permitted indebtedness under the indenture for the Company’s 10.5% Notes due 2010. The Company has the right to borrow up to an aggregate of $5 million on or before June 30, 2009 of which the Company has borrowed $4.0 million as of the date of this filing, and may borrow up to an aggregate of $10 million after June 30, 2009. All amounts under the revolving loans become due and payable on December 15, 2009, unless the Company obtains the consent of holders of its 10.5% Notes due 2010 to extend the maturity date until April 9, 2010. Interest under this facility is payable at an annual rate of 13% for amounts outstanding up to $5,000,000 and 15% for amounts outstanding in excess of $5,000,000. Interest is payable monthly in arrears. The obligations under this credit facility are secured by a lien on substantially all the assets of National Coal Corp. and its subsidiaries that own and operate the Company’s Tennessee mining operations. The credit facility contains several performance covenants, including minimum production and shipment amounts of coal, and limitations on additional indebtedness. The facility includes customary default provisions, and all outstanding obligations may become immediately due and payable in the event of the Company’s default. As of June 30, 2009, the Company was in compliance with all relevant debt covenants.

National Coal Corp.

Notes to Condensed Consolidated Unaudited Financial Statements, Continued

7. Asset Retirement Obligations

Asset retirement obligation activity for the six months ending June 30, 2009 follows:

Obligation at December 31, 2008	$7,409,698
Accretion expense	454,036
Obligations incurred	324,332
Obligations settled	(144,423)

Obligation at June 30, 2009	8,043,643
Current portion	(371,347)

Long-term liability at June 30, 2009	$7,672,296

8. Stock – Based Compensation Plan

The Company’s 2004 Option Plan (the “Plan”) was authorized by the Board of Directors of the Company in March 2004, and amended in January 2005. Under the terms of the Plan, stock options may be granted to officers, directors, employees, and others. At June 30, 2009, 4,450,000 shares of common stock were authorized for issuance under the Plan. Shares subject to awards that expire unexercised or are otherwise terminated, again become available for awards. Upon exercise, stock is issued from unissued or treasury shares. The grant price of an option under the Plan may not be less than the fair market value of the common stock subject to such option on the date of grant. Options have a maximum life of ten years and generally vest 25% per year over a four year period.

During the three months ended June 30, 2009 and 2008, the Company recognized $315,565 and $212,850, respectively, in stock-based compensation expense, respectively. During the six months ended June 30, 2009 and 2008, the Company recognized $740,655 and $453,926, respectively, in stock-based compensation expense, respectively.

The fair value of each option was estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Expected term (years)	2.36	6.25	4.89	6.25
Risk-free interest rates	0.99%	3.20%	1.71%	3.49%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Expected volatility	93.47%	66.24%	89.65%	65.09%

The risk-free interest rate is based on the U.S. Treasury rate for the expected life at the time of grant, volatility is based on the average long-term implied volatilities of peer companies as the Company’s trading history is limited, and the expected term is determined using the simplified method as accepted under Securities and Exchange Commission Staff Accounting Bulletin No. 107 assuming a ten-year original contract term and graded vesting over four years. The weighted-average grant-date fair value of options issued

National Coal Corp.

Notes to Condensed Consolidated Unaudited Financial Statements, Continued

during the three months ended June 30, 2009 and 2008 were $0.26 and $3.76, respectively. The weighted-average grant-date fair value of options issued during the six months ended June 30, 2009 and 2008 were $0.68 and $3.76, respectively. The total intrinsic value of options exercised during the six months ended June 30, 2008 was approximately $555,398. There were no options exercised during the six months ended June 30, 2009.

Stock option activity for the six months ended June 30, 2009 follows:

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value ($000)
Outstanding at December 31, 2008	1,630,875	$6.35	6.51	$—
Granted	125,000	0.94
Exercised	—	—
Forfeited	(18,750)	4.72
Expirations	—	—

Outstanding at March 31, 2009	1,737,125	$5.98	7.73	$52,250
Granted	55,000	1.80
Exercised	—	—
Forfeited	(33,750)	4.54
Expirations	—	—

Balance at June 30, 2009	1,758,375	$5.88	7.52	$31,000

Vested or expected to vest at June 30, 2009	2,949,913	$4.59
Exercisable	830,125	$6.62

As of June 30, 2009, there was $1,182,567 of total unrecognized compensation cost related to non-vested stock options granted under the Plan. That cost is expected to be recognized over a weighted average period of 2.64 years. The weighted average remaining contractual term of exercisable options at June 30, 2009 was 2.93 years. The total fair value of shares vested during the six months ended June 30, 2009 and 2008, was $969,004, and $1,913,730, respectively.

The Company from time to time issues restricted stock awards to key employees and directors. During the three months ended June 30, 2009 and 2008, the Company granted 30,000 restricted shares and 15,000 restricted shares, respectively, and recognized $122,780 and $0, respectively, in stock-based compensation expense. During the six months ended June 30, 2009 and 2008, the Company granted 30,000 restricted shares and 15,000 restricted shares, respectively, and recognized $235,910 and $0, respectively, in stock-based compensation expense.

National Coal Corp.

Notes to Condensed Consolidated Unaudited Financial Statements, Continued

9. Equity

During May 2009, the holder of (i) a common stock purchase warrant dated March 10, 2005 to purchase 159,342 shares of the Company’s common stock at a current exercise price of $3.00 per share and (ii) 2,000 warrants dated December 29, 2005 to purchase 63,005 shares of the Company’s common stock at a current exercise price of $8.50 per share exchanged their respective warrants for 24,615 shares of the Company’s common stock.

10. Earnings (Loss) Per Share

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

For the three months ended June 30, 2009 and 2008, 125,000 and 2,553,808, respectively, potentially dilutive shares of the Company from warrants, convertible preferred stock and stock options were not included in the computation of diluted loss per share because to do so would be anti-dilutive. For the six months ended June 30, 2009 and 2008, 1,154,610 and 2,574,577, respectively, potentially dilutive shares of the Company from warrants, convertible preferred stock and stock options were not included in the computation of diluted loss per share because to do so would be anti-dilutive.

The computations for basic and diluted earnings or loss per share from continuing operations are as follows:

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Numerator:
Net loss	$(6,354,569)	$(9,070,205)	$(14,235,986)	$(19,173,110)
Preferred dividends	—	(39,889)	—	(79,779)

Numerator for basic and diluted	$(6,354,569)	$(9,110,094)	$(14,235,984)	$(19,252,889)

Denominator:
Weighted average shares – basic	33,997,537	30,080,337	33,991,216	29,450,135

Net loss per share – basic and diluted	$(0.19)	$(0.30)	$(0.42)	$(0.65)

National Coal Corp.

Notes to Condensed Consolidated Unaudited Financial Statements, Continued

11. Supplemental Guarantor and Non – Guarantor Information

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

The following condensed consolidating financial information sets forth the financial position as of June 30, 2009 and December 31, 2008 and results of operations and cash flows for the six months ended June 30, 2009 and 2008 of National Coal Corp. (“NCC”) and NCA. NCA was acquired on October 19, 2007 and, subsequent to June 30, 2009, was disposed of. (See Notes 1 and 6)

National Coal Corp.

Notes to Condensed Consolidated Unaudited Financial Statements, Continued

National Coal Corp.

Supplemental Condensed Consolidating Balance Sheets

June 30, 2009

(Unaudited)

	NCC	NCA	Eliminations	Consolidated
Assets
Current Assets:
Cash and cash equivalents	$628,978	$316,454	$—	$945,432
Restricted cash	—	2,479,871	—	2,479,871
Accounts receivable, net	2,380,536	4,111,029	(465,256)	6,026,309
Inventory	3,505,026	2,038,944	—	5,543,970
Prepaid and other current assets	1,336,438	321,356	—	1,657,794

Total current assets	7,850,978	9,267,654	(465,256)	16,653,376

Property, plant, equipment and mine development, net	43,527,281	56,624,211	—	100,151,492
Deferred financing costs	1,150,849	3,550,500	—	4,701,349
Restricted cash	11,716,138	8,609,288	—	20,325,426
Other non-current assets	14,667,015	831,603	(13,171,001)	2,327,617

Total Assets	$78,912,261	$78,883,256	$(13,636,257)	$144,159,260

Liabilities and Stockholders’ (Deficit) Equity
Current Liabilities:
Accounts payable	$10,972,123	$7,879,314	$(465,256)	$18,386,181
Accrued expenses	1,772,893	3,625,431	—	5,398,324
Debt obligation in default	—	64,256,963	—	64,256,963
Borrowings under short-term line of credit	4,000,000	—	—	4,000,000
Current maturities of long-term debt	2,038,310	486,312	—	2,524,622
Current installments of obligations under capital leases	1,519,407	59,618	—	1,579,025
Current portion of asset retirement obligations	145,282	226,065		371,347

Total Current Liabilities	20,448,015	76,533,703	(465,256)	96,516,462

Long - term debt, less current maturities, net of discount	41,616,228	669,795	—	42,286,023
Obligations under capital leases, less current installments	773,245	74,619	—	847,864
Asset retirement obligations, less current portion	3,980,289	3,692,007	—	7,672,296
Deferred revenue	1,178,580	—	—	1,178,580
Other non - current liabilities	1,971,101	—	—	1,971,101
Deferred tax liability	—	1,691,529	—	1,691,529

Total Liabilities	69,967,458	82,661,653	(465,256)	152,163,855

Stockholders’ (Deficit) Equity:
Common stock	3,437	104	(104)	3,437
Additional paid - in capital	115,511,584	13,170,897	(13,170,897)	115,511,584
Accumulated deficit	(106,570,218)	(16,949,398)	—	(123,519,616)

Total Stockholders’ (Deficit) Equity	8,944,803	(3,778,397)	(13,171,001)	(8,004,595)

Total Liabilities and Stockholders’ (Deficit) Equity	$78,912,261	$78,883,256	$(13,636,257)	$144,159,260

National Coal Corp.

Supplemental Condensed Consolidating Balance Sheets

December 31, 2008

(Unaudited)

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

National Coal Corp.

Supplemental Condensed Consolidating Statements of Operations

For the Three Months Ended June 30, 2009

(Unaudited)

	NCC	NCA	Eliminations	Consolidated
Revenues:
Coal sales	$21,733,844	$12,617,928	$—	$34,351,772
Other revenues	1,144,927	74,747	(300,000)	919,674

Total revenues	22,878,771	12,692,675	(300,000)	35,271,446

Operating expenses:
Cost of coal sales (exclusive of depreciation, depletion, amortization and accretion)	19,272,054	11,517,516	—	30,789,570
Cost of services	766,286	—	—	766,286
Depreciation, depletion, amortization and accretion	2,381,669	1,659,711	—	4,041,380
General and administrative	1,568,290	493,139	(300,000)	1,761,429

Total operating expenses	23,988,299	13,670,366	(300,000)	37,358,665

Loss from operations	(1,109,528)	(977,691)	—	(2,087,219)

Other income (expense):
Interest expense	(1,830,869)	(2,796,876)	—	(4,627,745)
Interest income	74,652	7,083	—	81,735
Income from joint venture	—	69,921	—	69,921
Other	(40,827)	(9,096)	—	(49,923)

Other income (expense), net	(1,797,044)	(2,728,968)	—	(4,526,012)

Loss before income taxes	(2,906,572)	(3,706,659)	—	(6,613,231)

Income tax benefit	—	267,662	—	267,662

Net loss	$(2,906,572)	$(3,438,997)	$—	$(6,345,569)

National Coal Corp.

Supplemental Condensed Consolidating Statements of Operations

For the Three Months Ended June 30, 2008

(Unaudited)

	NCC	NCA	Eliminations	Consolidated
Revenues:
Coal sales	$15,520,631	$14,851,066	$—	$30,371,697
Other revenues	1,480,534	34,509	(300,000)	1,215,043

Total revenues	17,001,165	14,885,575	(300,000)	31,586,740

Operating expenses:
Cost of coal sales (exclusive of depreciation, depletion, amortization and accretion)	13,869,918	15,280,654	—	29,150,572
Cost of services	1,144,488	—		1,144,488
Depreciation, depletion, amortization and accretion	1,862,181	836,336	—	2,698,517
General and administrative	2,215,013	883,733	(300,000)	2,798,746

Total operating expenses	19,091,600	17,000,723	(300,000)	35,792,323

Loss from operations	(2,090,435)	(2,115,148)	—	(4,205,583)

Other income (expense):
Interest expense	(1,807,332)	(2,641,259)	—	(4,448,591)
Interest income	183,780	132,120	—	315,900
Income from joint venture	—	23,113	—	23,113
Other	(1,139,779)	66,578	—	(1,073,201)

Other income (expense), net	(2,763,331)	(2,419,448)	—	(5,182,779)

Loss before income taxes	(4,853,766)	(4,534,596)	—	(9,388,362)

Income tax benefit	—	318,157	—	318,157

Net loss	$(4,853,766)	$(4,216,439)	$—	$(9,070,205)

National Coal Corp.

Supplemental Condensed Consolidating Statements of Operations

For the Six Months Ended June 30, 2009

(Unaudited)

	NCC	NCA	Eliminations	Consolidated
Revenues:
Coal sales	$40,841,859	$27,596,938	$—	$68,438,797
Other revenues	2,363,578	146,810	(600,000)	1,910,388

Total revenues	43,205,437	27,743,748	(600,000)	70,349,185

Operating expenses:
Cost of coal sales (exclusive of depreciation, depletion, amortization and accretion)	38,266,801	24,009,875	—	62,276,676
Cost of services	1,708,665	—	—	1,708,665
Depreciation, depletion, amortization and accretion	5,136,345	3,824,554	—	8,960,899
General and administrative	3,426,026	1,177,532	(600,000)	4,003,558

Total operating expenses	48,537,837	29,011,961	(600,000)	76,949,798

Loss from operations	(5,332,400)	(1,268,213)	—	(6,600,613)

Other income (expense):
Interest expense	(3,127,412)	(5,516,716)	—	(8,644,128)
Interest income	157,106	25,816	—	182,922
Income from joint venture	—	150,598	—	150,598
Other	24,618	(51,381)	—	(26,763)

Other income (expense), net	(2,945,688)	(5,391,683)	—	(8,337,371)

Loss before income taxes	(8,278,088)	(6,659,896)	—	(14,937,984)

Income tax benefit	—	701,998	—	701,998

Net loss	$(8,278,088)	$(5,957,898)	$—	$(14,235,986)

National Coal Corp.

Supplemental Condensed Consolidating Statements of Operations

For the Six Months Ended June 30, 2008

(Unaudited)

	NCC	NCA	Eliminations	Consolidated
Revenues:
Coal sales	$31,479,548	$34,375,590	$—	$65,855,138
Other revenues	1,964,155	36,194	(600,000)	1,400,349

Total revenues	33,443,703	34,411,784	(600,000)	67,255,487

Operating expenses:
Cost of coal sales (exclusive of depreciation, depletion, amortization and accretion)	32,278,348	31,343,799	—	63,622,147
Cost of services	1,144,488	—	—	1,144,488
Depreciation, depletion, amortization and accretion	4,894,622	2,495,742	—	7,390,364
General and administrative	3,905,223	1,318,145	(600,000)	4,623,368

Total operating expenses	42,222,681	35,157,686	(600,000)	76,780,367

Loss from operations	(8,778,978)	(745,902)	—	(9,524,880)

Other income (expense):
Interest expense	(4,010,038)	(5,046,121)	—	(9,056,159)
Interest income	392,317	152,493	—	544,810
Income from joint venture	—	225,129	—	225,129
Other	(1,864,401)	108,224	—	(1,756,177)

Other income (expense), net	(5,482,122)	(4,560,275)	—	(10,042,397)

Loss before income taxes	(14,261,100)	(5,306,177)	—	(19,567,277)

Income tax benefit	—	394,167	—	394,167

Net loss	$(14,261,100)	$(4,912,010)	$—	$(19,173,110)

National Coal Corp.

Supplemental Condensed Consolidating Statement of Cash Flows

For the Six Months Ended June 30, 2009

(Unaudited)

	NCC	NCA	Eliminations	Consolidated
Operating Activities

Net cash flows provided by operating activities	$630,724	$1,907,442	$—	$2,538,166

Investing Activities
Capital expenditures	(4,291,069)	(1,783,642)	—	(6,074,711)
Increase in restricted cash	(378,001)	(31,105)	—	(409,106)
Additions to prepaid royalties	(45,000)	(29,200)	—	(74,200)

Net cash flows used in investing activities	(4,714,070)	(1,843,947)	—	(6,558,017)

Financing Activities
Proceeds under short-term line of credit	4,000,000	—	—	4,000,000
Repayments of long-term debt	(1,642,213)	(434,692)	—	(2,076,905)
Repayments of obligations under capital leases	(1,114,674)	(28,391)	—	(1,143,065)
Payments for deferred financing costs	(439,258)	—	—	(439,258)

Net cash flows used in financing activities	803,855	(463,083)	—	340,772

Net decrease in cash and cash equivalents	(3,279,491)	(399,588)	—	(3,679,079)
Cash and cash equivalents at beginning of period	3,908,469	716,042	—	4,624,511

Cash and cash equivalents at end of period	$628,978	$316,454	$—	$945,432

Supplemental Cash Flow Information
Cash paid during the year for interest	$2,534,139	$547,808	$—	$3,081,947
Non-cash investing and financing activities:
Financed equipment acquisitions	$34,852	$42,848	$—	$77,700
Equipment acquired through obligations under capital leases	336,000	—	—	336,000
Asset retirement obligations incurred, acquired or recosted	—	324,332	—	324,332
Interest and fees paid in-kind or financed	—	2,100,000	—	2,100,000

National Coal Corp.

Supplemental Condensed Consolidating Statements of Cash Flows

For the Six Months Ended June 30, 2008

(Unaudited)

	NCC	NCA	Eliminations	Consolidated
Net cash flows (used in) provided by operating activities	$(8,509,395)	$2,703,925	$—	$(5,805,470)

Investing Activities
Capital expenditures	(3,517,779)	(1,917,679)	—	(5,435,458)
Proceeds from sale of Straight Creek properties	10,711,399	—	—	10,711,399
Decrease in restricted cash	3,563,888	82,018	—	3,645,906
Return of capital from subsidiary	423,913	—	(423,913)	—
Additions to prepaid royalties	(390,625)	(127,674)	—	(518,299)

Net cash flows provided by (used in) investing activities	10,790,796	(1,963,335)	(423,913)	8,403,548

Financing Activities
Proceeds from issuance of common and preferred stock	10,863,256	—	—	10,863,256
Proceeds from stock option exercises	1,037,125	—	—	1,037,125
Repayments of long-term debt	(11,528,081)	(1,348,012)	—	(12,876,093)
Repayments of obligations under capital leases	(279,966)	—	—	(279,966)
Payments for deferred financing costs	—	—	—	—
Distribution to parent	—	(423,913)	423,913	—

Net cash flows used in financing activities	92,334	(1,771,925)	423,913	(1,255,678)

Net (decrease) increase in cash and cash equivalents	2,373,735	(1,031,335)	—	1,342,400
Cash and cash equivalents at beginning of period	8,823,016	1,031,335	—	9,854,351

Cash and cash equivalents at end of period	$11,196,751	$—	$—	$11,196,751

Supplemental Cash Flow Information
Cash paid during the year for interest	$3,697,815	$3,998,194	$—	$7,696,009
Non-cash investing and financing activities:
Preferred stock effective dividends	131,712	—	—	131,712
10.5% Senior Secured Notes exchanged for common stock	12,735,848	—	—	12,735,848
Equipment acquired through obligations under capital leases	225,131	—	—	225,131
Financed equipment acquisitions	1,450,835	1,866,386	—	3,317,221
Asset retirement obligations incurred, acquired or recosted	158,300	—	—	158,300

12. Fair Value of Financial Instruments

The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments at June 30, 2009 and December 31, 2008:

Cash and accounts receivable: The carrying amount approximates fair value because of the short maturity of these instruments.

Debt: The fair value of the Company’s long-term debt is estimated based on the quoted market prices for similar issues or on the estimated current rate of incremental borrowing available to the Company for similar liabilities.

Debt obligation in default: The fair value of the Company’s debt obligation in default is estimated based on the purchase price paid for the stock of NCA on August 3, 2009 of $19.0 million.

The estimated fair values of the Company’s financial instruments are as follows:

	June 30, 2009		December 31, 2008
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Assets:
Cash and cash equivalents	$945,432	$945,432	$4,624,511	$4,624,511
Accounts receivable	6,026,309	6,026,309	5,738,137	5,738,137
Restricted cash	20,325,426	20,325,426	19,916,320	19,916,320

Financial liabilities:
Debt	48,810,645	32,010,645	107,116,237	98,716,237
Debt obligation in default	64,256,963	19,000,000	—	—

13. Commitments and Contingencies

The Company is made a party to legal actions, claims, arbitration and administrative proceedings from time to time in the ordinary course of business. Management is not aware of any pending or threatened proceedings that might have a material impact on its cash flows, results of operations or financial condition.

On January 9, 2009, the Company’s independent railroad operator experienced a train derailment on the Company’s short-line railroad. As a result of the derailment, the Company lost approximately 750 tons of coal, or revenues of approximately $50,000, and seven third-party rail cars were destroyed, with an estimated value of approximately $680,000. The Company’s independent railroad operator incurred $290,000 in clean up costs. However, the Company suffered no disruption of service. While the Company and its insurance carrier continue to investigate this matter, the Company believes it is not liable with respect to this incident and, accordingly, has not accrued any corresponding obligation as of June 30, 2009.

14. Subsequent Events

As discussed in Note 1, subsequent to June 30, 2009, the Company defaulted on its 12% Notes due 2012 and, on August 3, 2009, the holders of the 12% Notes due 2012 foreclosed on the outstanding capital stock of NCA. Accordingly, effective August 3, 2009, NCA is no longer a subsidiary of the Company.

As discussed in Note 1, on August 10, 2009, the Company drew down an additional $1 million pursuant to the terms of its Revolving Credit Agreement, bringing total outstanding borrowings to $5 million.

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

Corporate Overview

National Coal Corp. (the “Company”) consists primarily of two wholly-owned subsidiaries: (i) National Coal Corporation and (ii) NCC Corp. and its wholly-owned subsidiary National Coal of Alabama, Inc. We principally engage in the business of mining high quality bituminous steam coal in East Tennessee and North Alabama and, until March 31, 2008, in Southeast Kentucky. Our customers are electric utilities and industrial concerns in the surrounding states.

On August 3, 2009, the holders of the 12% Notes due 2012 foreclosed on the outstanding capital stock of NCA, the collateral for the 12% Notes due 2012, in partial satisfaction of the 12% Notes due 2012 and NCA is no longer a subsidiary of the Company as of such date. Upon foreclosure, the Company’s remaining operations are all located in Tennessee. We acquired our Alabama operations in October 2007, financed principally through the issuance of $60 million in 12% Notes due 2012. On June 26, 2009, NCA was obligated to pay to its debt holders approximately $1.9 million of accrued interest on its 12% Notes due 2012. The date for making the interest payment was extended by the holders of the 12% Notes due 2012 to July 17, 2009, and on July 21, 2009, NCA defaulted on the 12% Notes due 2012 as the interest payment had not been made. As a result, the entire debt obligation in default of $64.3 million which also includes the Overriding Royalty obligation, net of debt discounts, has been classified as a current liability in the accompanying balance sheet at June 30, 2009. Additionally, the credit agreement provides that upon the acceleration of the entire unpaid balance of the indebtedness, the holders of the 12% Notes due 2012 are entitled to receive the Make-Whole Amount, which amount is the present value of all future interest payments with respect to the principal amount of the indebtedness under the agreement. The Company estimates the Make-Whole Amount will be approximately $19.8 million.

No creditor of NCC Corp. or NCA, including the holders of the 12% Notes due 2012, has any recourse to National Coal Corp. or its other subsidiaries for any liabilities of NCC Corp. or NCA, including liabilities arising under the credit agreement. We believe that the operations of National Coal Corp. and its other subsidiaries will continue independently of any actions taken with respect to NCA and its assets. We expect to report a gain on the disposition of NCA in the third quarter 2009 due to our negative equity position in NCA.

In Tennessee, we own the coal mineral rights to approximately 65,000 acres of land and lease the rights to approximately 14,000 additional acres. As of June 30, 2009, our mining complexes included two active and three inactive underground mines, one inactive and two active surface mines, and one highwall mine. In addition, we have two preparation plants and two unit train loading facilities in Tennessee served by the Norfolk Southern (“NS”) railroad. We hold seven permits that allow us to open new or re-open existing mines in Tennessee close to current operations. As of June 30, 2009, we controlled approximately 33.6 million estimated recoverable tons of coal reserves in Tennessee as defined by the SEC Industry Guide 7 as that part of a mineral deposit which could be economically and legally extracted at the time of the reserve determination. At June 30, 2009, our Tennessee operations had cash and cash equivalents of approximately $0.6 million and negative working capital of approximately $12.6 million. Cash flows provided (used) by the Tennessee operations were $0.6 million and $(8.5) million for the six months ended June 30, 2009 and 2008, respectively.

We believe that we have sufficient resources to fund our Tennessee operations throughout the remainder of 2009. However, this belief is predicated on certain assumptions as to: (i) sales volumes, related pricing and customers continuing to take deliveries of our coal as contracted; (ii) production levels; (iii) the availability of coal to be purchased at a reasonable price; (iv) budgeted capital expenditures; and (v) cost per ton level decreases at existing mines and newly opened mines. Significant deviation from any one of these assumptions could have a material adverse effect on our operating cash flows.

We rely primarily on our ability to generate cash from operations to service our debt. If we do not generate sufficient cash flows to meet our debt service requirements, we may need to seek additional financing, the availability of which is uncertain given the current state of credit markets. If we are unable to obtain financing on terms that are acceptable to them amidst the tightening credit market, we could be forced to raise equity financing or sell assets under unfavorable circumstances to make up for any shortfall in our payment obligations. Additionally, since the Company defaulted on its 12% Notes due 2012, future financings may be difficult to obtain, if at all. The 10.5% Notes due 2010 limit our ability to sell assets and also restrict the use of the proceeds from any such sale. However, the debt facility does allow asset sales if the funds generated from such sales are used to pay outstanding debt and prepayment costs associated with the debt obligation. Even if asset sales are permitted, we may not be able to sell assets in a timely manner or for sufficient amounts to enable us to meet our debt obligations.

On August 10, 2009, the Company drew down an additional $1 million pursuant to the terms of its Revolving Credit Agreement, bringing total outstanding borrowings to $5 million. The intended use of this line draw is to fund a reclamation bonding program with a surety that was executed July 2009 and that will release up to $4 million of restricted cash that will be made available for working capital purposes, including to reduce trade payables, and repayment of amounts borrowed under the Revolving Credit Agreement. However, there can be no assurances that the restricted cash released will be in amounts sufficient to repay all outstanding borrowings under the Revolving Credit Agreement due December 2009.

During the six months ended June 30, 2009, our Tennessee operations generated total revenues of $43.2 million and sold approximately 0.6 million tons of coal. Revenues are derived primarily from the sale of coal to electric utility companies in the Southeastern United States pursuant to long-term contracts or open purchase order arrangements with long-time customers. Georgia Power represented approximately 93% of our Tennessee operation’s coal revenues for the six months ended June 30, 2009.

We typically sell our coal for a specified per ton amount and at a negotiated price pursuant to both short-term contracts and contracts of twelve months or greater. The weighted average selling price per ton in Tennessee is $74.45, $79.56, and $76.23 on 0.6 million, 0.9 million, and 0.9 million tons contracted for the remainder of 2009, and fiscal years 2010 and 2011, respectively. Price adjustment, “price reopener” and other similar provisions in long-term supply agreements may reduce the protection from short-term coal price volatility traditionally provided by such contracts. Any adjustment or renegotiation leading to a significantly lower contract price would result in decreased revenues and lower gross margins, which could have a material adverse effect on the Company’s operating cash flows. Additionally, our customers may have the ability to delay the timing of their purchases, which could negatively impact operating cash flows. Finally, coal supply agreements also typically contain force majeure provisions allowing temporary suspension of performance by us or our customers during the duration of specified events beyond the control of the affected party.

We assume we will meet our contract commitments through a combination of produced tons and purchased coal. The Company’s production can be negatively impacted by weather, labor shortages or equipment break-downs. Additionally, geological and mining conditions may not be fully identified by available exploration data or may differ from experience in current operations. During 2008, we experienced severe increases in diesel fuel and costs associated with all petroleum related products and also encountered additional regulatory examination, as did most of its competitors that weakened productivity. Additionally, coal for purchase may not be available, or available only at unfavorable prices. The occurrence of such events can adversely affect production, the cost of sales or both, and could have a materially adverse effect on our operating cash flows.

We invested approximately $4.7 million in equipment and mine development in our Tennessee operations during the six months ended June 30, 2009. During the remainder of 2009, management expects to incur approximately $1.0 million - $1.5 million to maintain existing assets in Tennessee. In prior years, the

Company experienced the unanticipated loss of the use of key equipment, which resulted in lost production and lost revenues. The Company may experience similar mechanical failures in the future, which could have a material adverse effect on its operating cash flows.

On January 9, 2009, our independent railroad operator experienced a train derailment on our short-line railroad. As a result of the derailment, we lost approximately 750 tons of coal, or revenues of approximately $50,000, and seven third-party rail cars were destroyed, with an estimated value of approximately $680,000. Our independent railroad operator incurred $290,000 in clean up costs. However, we suffered no disruption of service. While we and our insurance carrier continue to investigate this matter, we do not believe we are liable with respect to this incident and, accordingly, have not accrued any corresponding obligation as of June 30, 2009.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Net loss	$(6,345,569)	$(9,070,205)	$(14,235,986)	$(19,173,110)
Income tax benefit	(267,662)	(318,157)	(701,998)	(394,167)
Other (income) expense, net	49,923	1,073,201	26,763	1,756,177
Income from joint venture	(69,921)	(23,113)	(150,598)	(225,129)
Interest income	(81,735)	(315,900)	(182,922)	(544,810)
Interest expense	4,627,745	4,448,591	8,644,128	9,056,159
Depreciation, depletion, amortization and accretion	4,041,380	2,698,517	8,960,899	7,390,364

EBITDA	1,954,161	(1,507,066)	2,360,286	(2,134,516)
Stock compensation expense	315,565	232,305	740,655	453,926

Adjusted EBITDA	$2,269,726	$(1,274,761)	$3,100,941	$(1,680,590)

Results of Operations

The following table presents consolidated statement of operations data for each of the periods indicated as a percentage of revenues.

(in percentages)	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Revenues	100.0	100.0	100.0	100.0
Operating expenses:
Cost of sales	87.3	92.3	88.5	94.6
Cost of services	2.2	3.6	2.4	1.7
Depreciation, depletion, amortization and accretion and accretion	11.4	8.5	12.7	11.0
General and administrative	5.0	8.9	5.7	6.9

Total operating expenses	105.9	113.3	109.4	114.2

Loss from operations	(5.9)	(13.3)	(9.4)	(14.2)
Other income (expense):
Interest expense	(13.1)	(14.1)	(12.3)	(13.5)
Interest income	0.2	1.0	0.3	0.8
Income from joint venture	0.2	0.1	0.2	0.3
Other income (expense), net	(0.1)	(3.4)	0.0	(2.6)

Loss before income taxes	(18.7)	(29.7)	(21.2)	(29.1)
Income tax benefit	0.7	1.0	1.0	0.6

Net loss	(18.0)	(28.7)	(20.2)	(28.5)

Comparison of Three Months Ended June 30, 2009 and Three Months Ended June 30, 2008

Production

During the three months ended June 30, 2009 and 2008, our mines produced 398,790 and 443,153 tons of coal, respectively, as follows:

	Three Months Ended June 30,
	2009		2008
	Tons	%	Tons	%
Production:
Surface mines	267,175	53.7	324,130	67.8
Highwall mines	24,244	4.9	35,502	7.4
Underground mines	107,371	21.5	83,521	17.5

Total tons produced	398,790	80.1	443,153	92.7
Purchased coal	98,795	19.9	34,694	7.3

Total tons available	497,585	100.0	477,847	100.0

Revenue

During the three months ended June 30, 2009, we generated all of our coal sales revenue from fourteen customers, four of which were electric utilities (77.4%), nine of which were industrial companies (22.0%) and one was a coal reseller (0.6%). Most of our coal sales are derived from contracts of twelve months or longer and open purchase order arrangements with long standing customers. Approximately 92.8% and 88.7% of coal sales were made to four utilities and four industrial customers under contracts and open purchase order arrangements with original terms of twelve months or longer. Additionally, the Company decreased production and purchased more coal at NCA, due to favorable market pricing on spot purchases.

Tons sold and the associated revenue for the three month periods follows:

	Three Months Ended June 30,		Increase/(decrease)
	2009	2008	$	%
Coal sales	$34,351,772	$30,371,697	$3,980,075	13.1
Tons sold	457,082	472,216	(15,134)	(3.2)
Average price per ton sold	$75.15	$64.32	$10.83	16.8

Other revenues	$919,674	$1,215,043	$(295,369)	(24.3)

The 13.1% increase in revenue from coal sales for the three months ended June 30, 2009 as compared to the same period in 2008 was primarily the result of:

(i)

The average selling price for coal sold from our Tennessee operations increased from $61.42 per ton sold during the 2008 period to $74.81 per ton sold during the 2009 period, while tons sold increased from 252,696 tons in 2008 to 290,508 tons in 2009; offset by

(ii)

The reduction in tons sold by National Coal of Alabama due to a decrease in demand, which sold 166,574 tons of coal at an average price per ton of $75.75 during the 2009 period as compared to 219,520 tons of coal sold during the 2008 period at an average price per ton of $67.65.

The decrease in other revenues of $0.3 million is primarily due to fluctuations in production volume relating to revenue from a contract mining services agreement between Xinergy and National Coal Corporation to mine coal from a highwall mine previously sold to Xinergy as part of the Straight Creek sale on March 31, 2008.

Cost of Sales

	Three Months Ended June 30,		Increase/(decrease)
	2009	2008	$	%
Cost of sales	$30,789,570	$29,150,572	$1,638,998	5.6
Tons sold	457,082	472,216	(15,134)	(3.2)
Average cost per ton sold	$67.36	$61.73	$5.63	9.1

Cost of services	$766,286	$1,144,488	$(378,202)	(33.0)

Total cost of sales increased 5.6% during the three months ended June 30, 2009 as compared to the same three month period in 2008 primarily as a result of:

(i)

Our Tennessee mines sold 252,696 tons during the three months ended June 30, 2008 compared to 290,508 tons during the three months ended June 30, 2009, increasing cost per ton sold of $11.69 due primarily to a $15.57 per ton sold increase in purchased coal offset by a reduction in freight and fuel costs of $4.67 per ton sold. During the three months ended June 30, 2009, we purchased 80,420 tons of coal at an average price of $63.22 as compared to only 10,111 tons at an average price per ton of $48.13 in the same prior year period; offset by

(ii)

A reduction in sales by National Coal of Alabama, which sold 219,520 tons of coal during 2008 compared to only 166,574 tons sold during 2009. The approximately 24% decrease in tons sold resulted in a decrease in overall cost primarily in the areas of fuel and freight costs, repair and maintenance and explosives.

Depreciation, Depletion, Amortization and Accretion

	Three Months Ended June 30,		Increase/(decrease)
	2009	2008	$	%
Depreciation, depletion, amortization and accretion	$4,041,380	$2,698,517	$1,342,863	49.8
Tons sold	457,082	472,216	(15,134)	(3.2)
Average cost per ton sold	$8.84	$5.71	$3.13	54.7

The 49.8% increase in depreciation, depletion, amortization, and accretion expense for the three months ended June 30, 2009 as compared to the same three month period in 2008 was primarily the result of:

(i)

A $1.2 million increase at National Coal of Alabama and a $0.6 million increase in our Tennessee operations attributable to an increase in mine development amortization resulting from the opening of new mines near the end of 2008; offset by

(ii)	$0.1 million in assets in our Tennessee operations and $0.3 million at National Coal of Alabama becoming fully depreciated during 2009.

General and Administrative Expenses

	Three Months Ended June 30,		Increase/(decrease)
	2009	2008	$	%
General and administrative expense	$1,761,429	$2,798,746	$(1,037,317)	(37.1)
Tons sold	457,082	472,216	(15,134)	(3.2)
Average cost per ton sold	$3.85	$5.93	$(2.07)	(35.0)

The 37.1% decrease in general and administrative expenses for the three months ended June 30, 2009 as compared to the same period in the previous year is primarily attributable to the reduction in bad debt expense of $0.4 million, professional fees of $0.3 million, and legal fees of $0.3 million offset by an increase in payroll and stock compensation expense of $0.2 million.

Other (Income) Expense

	Three Months Ended June 30,		Increase/(decrease)
	2009	2008	$	%

Interest expense	$4,627,745	$4,448,591	$179,154	4.0
Interest income	(81,735)	(315,900)	234,165	(74.1)
Income from joint venture	(69,921)	(23,113)	(46,808)	202.5
Other	49,923	1,073,201	(1,023,278)	(95.3)

Total other (income) expense	$4,526,012	$5,182,779	$(656,767)	(12.7)

The 4.0% increase in interest expense for the three months ended June 30, 2009 as compared to the same period in 2008, was primarily the result of an increase over 2008 of $2.2 million in capital lease obligations for mining equipment at our Tennessee operations.

Other (income) expense decreased $1.0 million for the three months ended June 30, 2009 compared to the three months ended June 30, 2008 primarily due to:

(i)

The loss on extinguishment of debt of approximately $1.2 million resulting from the $13.0 million reduction in debt on our 10.5% senior secured notes and the loss resulting from the repayment of a $10.0 million term loan credit facility during 2008; offset by

(ii)	The addition of approximately $0.1 million in losses on the disposal of assets during 2009.

Comparison of Six Months Ended June 30, 2009 and Six Months Ended June 30, 2008

Production

During the six months ended June 30, 2009 and 2008, our mines produced 781,116 and 929,682 tons of coal, respectively, as follows:

	Six Months Ended June 30,
	2009		2008
	Tons	%	Tons	%
Production:
Surface mines	533,785	55.4	653,985	61.5
Highwall mines	60,610	6.3	89,513	8.4
Underground mines	186,721	19.4	186,184	17.5

Total tons produced	781,116	81.0	929,682	87.4
Purchased coal	182,833	19.0	134,484	12.6

Total tons available	963,949	100.0	1,064,166	100.0

The 2008 figures above include 59,181 tons produced by our Straight Creek Mining operations that were sold in the first quarter of 2008.

Revenue

During the six months ended June 30, 2009, we generated all of our coal sales revenue from nineteen customers, four of which were electric utilities (73.7%), fourteen of which were industrial companies (25.8%) and one was a coal reseller (0.5%). Most of our coal sales are derived from contracts of twelve months or longer and open purchase order arrangements with long standing customers. Approximately 94.9% and 85.0% of coal sales were made to four utilities and four industrial customers under contracts and open purchase order arrangements with original terms of twelve months or longer. Additionally, the Company decreased production and purchased more coal at NCA, due to more favorable pricing on spot purchases.

Tons sold and the associated revenue for the six month periods follows:

	Six Months Ended June 30,		Increase/(decrease)
	2009	2008	$	%
Coal sales	$68,438,797	$65,855,138	$2,583,659	3.9
Tons sold	926,094	1,084,375	(158,281)	(14.6)
Average price per ton sold	$73.90	$60.73	$13.17	21.7

Other revenues	$1,910,388	$1,400,349	$510,039	36.4

The 3.9% increase in revenue from coal sales for the six months ended June 30, 2009 as compared to the same period in 2008 was primarily the result of:

(i)

The average selling price for coal sold from our Tennessee operations increased from $58.37 per ton sold during the 2008 period to $71.83 per ton sold during the 2009 period, while tons sold increased from 456,126 tons in 2008 to 568,589 tons in 2009; offset by

(ii)	The sale on March 31, 2008 of our Straight Creek mining operations in Kentucky, which sold 100,878 tons at an average price of $48.12 during the 2008 period; and

(iii)

The reduction in tons sold by National Coal of Alabama due to decrease in demand, which sold 357,504 tons of coal at an average price per ton of $77.19 during the 2009 period as compared to 527,371 tons of coal sold during the 2008 period at an average price per ton of $65.18.

The increase in other revenues of $0.5 million consisted primarily of revenue for the full six months of 2009 compared to only three months during 2008 from a contract mining services agreement between Xinergy and National Coal Corporation to mine coal from a highwall mine previously sold to Xinergy as part of the Straight Creek sale on March 31, 2008.

Cost of Sales

	Six Months Ended June 30,		Increase/(decrease)
	2009	2008	$	%
Cost of sales	$62,276,676	$63,622,147	$(1,345,471)	(2.1)
Tons sold	926,094	1,084,375	(158,281)	(14.6)
Average cost per ton sold	$67.25	$58.67	$8.57	14.6

Cost of services	$1,708,665	$1,144,488	$564,177	49.3

Total cost of sales decreased 2.1% during the six months ended June 30, 2009 as compared to the same six month period in 2008 primarily as a result of:

(i)	The sale of our Straight Creek mining operations, which sold 100,878 tons at a cost of $75.97 per ton during 2008; and

(ii)

A reduction in sales by National Coal of Alabama, which sold 527,371 tons of coal during 2008 compared to only 357,504 tons sold during 2009. The approximately 32% decrease in tons sold resulted in a decrease in overall cost principally in the areas of fuel and freight costs, repair and maintenance and explosives; offset by,

(iii)

Our Tennessee mines sold 456,126 tons during the six months ended June 30, 2008 compared to 568,589 tons during the six months ended June 30, 2009, and the cost per ton sold increased by $10.85 due primarily to increases in labor and purchased coal. During the six months ended June 30, 2009, we purchased 150,691 tons of coal at an average price of $64.50 as compared to only 16,664 tons at an average price per ton of $46.88 in the same prior year period.

Depreciation, Depletion, Amortization and Accretion

	Six Months Ended June 30,		Increase/(decrease)
	2009	2008	$	%
Depreciation, depletion, amortization and accretion	$8,960,899	$7,390,364	$1,570,535	21.3
Tons sold	926,094	1,084,375	(158,281)	(14.6)
Average cost per ton sold	$9.68	$6.82	$2.86	42.0

The 21.3% increase in depreciation, depletion, amortization, and accretion expense for the six months ended June 30, 2009 as compared to the same six month period in 2008 was primarily the result of:

(i)	A $1.6 million increase at National Coal of Alabama and a $1.1 million increase in expense at our Tennessee operations primarily attributable to new mine development in 2008 and 2009; offset by

(ii)	A reduction of $0.5 million in depreciation expense in our Tennessee operations attributable to approximately $13 million of equipment becoming fully depreciated during 2008; and

(iii)

The sale of approximately $16.1 million in property, plant, equipment, and mine development, and a resulting decrease of $0.9 million of corresponding expense, associated with the sale of our Straight Creek properties on March 31, 2008.

General and Administrative Expenses

	Six Months Ended June 30,		Increase/(decrease)
	2009	2008	$	%
General and administrative expense	$4,003,558	$4,623,368	$(619,810)	(13.4)
Tons sold	926,094	1,084,375	(158,281)	(14.6)
Average cost per ton sold	$4.32	$4.26	$0.06	1.4

The 13.4% decrease in general and administrative expenses for the six months ended June 30, 2009 as compared to the same period in the previous year is primarily attributable to the reduction in bad debt expense of $0.4 million, professional fees of $0.2 million, and legal fees of $0.3 million offset by an increase in payroll and stock compensation expense of $0.2 million.

Other (Income) Expense

	Six Months Ended June 30,		Increase/(decrease)
	2009	2008	$	%
Interest expense	$8,644,128	$9,056,159	$(412,031)	(4.5)
Interest income	(182,922)	(544,810)	361,888	(66.4)
Income from joint venture	(150,598)	(225,129)	74,531	(33.1)
Other	26,763	1,756,177	(1,729,414)	(98.5)

Total other (income) expense	$8,337,371	$(10,042,397)	$1,705,026	(17.0)

The 4.5% decrease in interest expense for the six months ended June 30, 2009 as compared to the same period in 2008, was primarily the result of:

(i)

A reduction in interest expense on our 10.5% senior secured notes attributable to the exchange of $13.0 million in notes and $158,958 in accrued interest for 1,855,935 shares of our common stock during 2008; and

(ii)	A reduction in interest expense attributable to the repayment of a $10.0 million term loan credit facility during 2008.

Other (income) expense decreased $1.7 million for the six months ended June 30, 2009 compared to the six months ended June 30, 2008 primarily due to:

(i)

The loss on extinguishment of debt of approximately $1.7 million resulting from the $13.0 million reduction in debt on our 10.5% senior secured notes and the loss resulting from the repayment of a $10.0 million term loan credit facility; and

(ii)	The loss on sale of assets of $0.3 million primarily related to the sale of our Straight Creek operations on March 31, 2008.

Liquidity and Capital Resources

On August 3, 2009, the holders of the 12% Notes due 2012 foreclosed on the outstanding capital stock of NCA, the collateral for the 12% Notes due 2012, in partial satisfaction of the 12% Notes due 2012 and NCA is no longer our subsidiary on that date. Upon the foreclosure, the Company’s remaining operations are all located in Tennessee. We acquired our Alabama operations in October 2007, financed principally through the issuance of $60 million in 12% Notes due 2012. On June 26, 2009, NCA was obligated to pay to its debt holders approximately $1.9 million of accrued interest on its 12% Notes due 2012. The date for making the interest payment was extended by the holders of the 12% Notes due 2012 to July 17, 2009, and on July 21, 2009, NCA defaulted on the 12% Notes due 2012 as the interest payment had not been made. As a result, the entire debt obligation in default of $64.3 million which also includes the Overriding Royalty Interest obligation, net of debt discounts, has been classified as a current obligation in the accompanying balance sheet at June 30, 2009. Additionally, the credit agreement provides that upon the acceleration of the entire unpaid balance of the indebtedness, the holders of the 12% Notes due

2012 are entitled to receive the Make-Whole Amount, which amount is the present value of all future interest payments with respect to the principal amount of the indebtedness under the agreement. As of June 30, 2009, we estimate the Make-Whole Amount would have been approximately $19.8 million.

No creditor of NCC Corp. or NCA, including the holders of the 12% Notes due 2012, has any recourse to National Coal Corp. or its other subsidiaries for any liabilities of NCC Corp. or NCA, including liabilities arising under the credit agreement. We believe that the operations of National Coal Corp. and its other subsidiaries will continue independently of any actions taken with respect to NCA and its assets. We expect to report a gain on the disposition of NCA in the third quarter 2009 due to our negative equity position in NCA.

At June 30, 2009, our Tennessee operations had cash and cash equivalents of approximately $0.6 million and negative working capital of approximately $12.6 million. Cash flows provided by (used in) the Tennessee operations were $0.6 million and $(8.5) million for the six months ended June 30, 2009 and 2008, respectively.

We believe that we have sufficient resources to fund our Tennessee operations throughout the remainder of 2009. However, this belief is predicated on certain assumptions as to: (i) sales volumes, related pricing and customers continuing to take deliveries of our coal as contracted; (ii) production levels; (iii) the availability of coal to be purchased at a reasonable price; (iv) budgeted capital expenditures; and (v) cost per ton level decreases at existing mines and newly opened mines. Significant deviation from any one of these assumptions could have a material adverse effect on our operating cash flows.

We rely primarily on our ability to generate cash from operations to service our debt. If we do not generate sufficient cash flows to meet our debt service requirements, we may need to seek additional financing, the availability of which is uncertain given the current state of credit markets. If we are unable to obtain financing on terms that are acceptable to them amidst the tightening credit market, we could be forced to raise equity financing or sell assets under unfavorable circumstances to make up for any shortfall in our payment obligations. Additionally, since the Company defaulted on its 12% Notes due 2012, future financings may be difficult to obtain, if at all. The 10.5% Notes due 2010 limit our ability to sell assets and also restrict the use of the proceeds from any such sale. However, the debt facility does allow asset sales if the funds generated from such sales are used to pay outstanding debt and prepayment costs associated with the debt obligation. Even if asset sales are permitted, we may not be able to sell assets in a timely manner or for sufficient amounts to enable us to meet our debt obligations.

During the six months ended June 30, 2009, our Tennessee operations generated total revenues of $43.2 million and sold approximately 0.6 million tons of coal. Revenues are derived primarily from the sale of coal to electric utility companies in the Southeastern United States pursuant to long-term contracts or open purchase order arrangements with long-time customers. Georgia Power represented approximately 93% of our Tennessee operation’s coal revenues for the six months ended June 30, 2009.

We typically sell our coal for a specified per ton amount and at a negotiated price pursuant to both short-term contracts and contracts of twelve months or greater. The weighted average selling price per ton in Tennessee is $74.45, $79.56, and $76.47 on 0.6 million, 0.9 million, and 0.9 million tons contracted for the remainder of 2009, and fiscal years 2010 and 2011, respectively. Price adjustment, “price reopener” and other similar provisions in long-term supply agreements may reduce the protection from short-term coal price volatility traditionally provided by such contracts. Any adjustment or renegotiation leading to a significantly lower contract price would result in decreased revenues and lower gross margins, which could have a material adverse effect on the Company’s operating cash flows. Additionally, our customers may have the ability to delay the timing of their purchases, which could negatively impact operating cash flows. Finally, coal supply agreements also typically contain force majeure provisions allowing temporary suspension of performance by us or our customers during the duration of specified events beyond the control of the affected party.

We assume we will meet our contract commitments through a combination of produced tons and purchased coal. The Company’s production can be negatively impacted by weather, labor shortages or equipment break-downs. Additionally, geological and mining conditions may not be fully identified by available exploration data or may differ from experience in current operations. During 2008, we experienced severe increases in diesel fuel and costs associated with all petroleum related products and also encountered additional regulatory examination, as did most of its competitors that weakened productivity. Additionally, coal for purchase may not be available, or available only at unfavorable prices. The occurrence of such events can adversely affect production, the cost of sales or both, and could have a materially adverse effect on our operating cash flows.

We invested approximately $4.7 million in equipment and mine development in our Tennessee operations during the six months ended June 30, 2009. During the remainder of 2009, management expects to incur approximately $1.0 million - $1.5 million to maintain existing assets in Tennessee. In prior years, the Company experienced the unanticipated loss of the use of key equipment, which resulted in lost production and lost revenues. The Company may experience similar mechanical failures in the future, which could have a material adverse effect on its operating cash flows.

The following table summarizes our long-term debt obligations, excluding capital leases:

	June 30, 2009	December 31, 2008
12.0% Senior Secured Notes, due 2012	$62,100,000	$60,000,000
10.5% Senior Secured Notes, due 2010	42,000,000	42,000,000
Overriding Royalty Interest obligation	9,119,852	9,056,734
Equipment loans and installment purchase obligations	3,100,107	4,581,277
Insurance premium financing	772,015	581,627

	117,091,974	116,219,638

Unamortized discounts	(8,024,366)	(9,103,401)

Current portion of long-term debt	(2,524,622)	(3,616,338)

Debt obligation in default	(64,256,963)	—

Total long-term debt	$42,286,023	$103,499,899

Short – Term Line of Credit

On April 9, 2009 we entered into a Term Note Credit Agreement with Next View Partners, LLC, as administrative agent and collateral agent for certain lenders. This credit facility provides for borrowings of up to $10 million, and is permitted indebtedness under the indenture for our 10.5% Notes due 2010. We have the right to borrow up to an aggregate of $5 million on or before June 30, 2009, and may borrow up to an aggregate of $10 million after June 30, 2009.

All amounts under the revolving loans become due and payable on December 15, 2009, unless we obtain the consent of holders of our 10.5% Notes due 2010 to extend the maturity date until April 9, 2010. Interest under this facility is payable at an annual rate of 13% for amounts outstanding up to $5,000,000 and 15% for amounts outstanding in excess of $5,000,000. Interest is payable monthly in arrears. Our obligations under this credit facility are secured by a lien on substantially all the assets of National Coal Corp. and its subsidiaries that own and operate our Tennessee mining operations. The credit facility contains several performance covenants, including that we produce and ship minimum amounts of coal, and limitations on additional indebtedness. The facility includes customary default provisions, and all outstanding obligations may become immediately due and payable in the event of our default. As of June 30, 2009, we were in compliance with all relevant debt covenants. This facility may not be used to fund the working capital needs of NCA. As of June 30, 2009, we have borrowed $4.0 million against this line of credit.

On August 10, 2009, we drew down an additional $1 million pursuant to the terms of our Revolving Credit Agreement, bringing total outstanding borrowings to $5 million. The intended use of this line draw is to fund a reclamation bonding program with a surety that was executed July 2009 and that will release up to $4 million of restricted cash that will be made available for working capital purposes, including to reduce trade payables, and the repayment of amounts borrowed under the Revolving Credit Agreement. However, there can be no assurances that the restricted cash released will be in amounts sufficient to repay all outstanding borrowings under the Revolving Credit Agreement due December 2009.

Cash Flows

We currently satisfy our working capital requirements primarily through cash flows generated from operations and sales of debt and equity securities. For the six months ended June 30, 2009, we had a net decrease in cash of approximately $3.7 million. Cash flows from operating, financing and investing activities for the six months ended June 30, 2009 and 2008 are summarized in the following table:

	June 30, 2009	June 30, 2008
Activity:
Operating activities	$2,538,166	$(5,805,470)
Investing activities	(6,558,017)	8,403,548
Financing activities	340,772	(1,255,678)

Net (decrease) increase in cash and cash equivalents	$(3,679,079)	$1,342,400

Operating Activities

The net cash provided by operating activities of $2.5 million during the six months ended June 30, 2009 compared with prior year cash used in operations of $5.8 million was primarily attributable to (i) an improvement of $9.1 million of cash flows provided by our Tennessee operations (which includes $2.4 million of non-recurring Straight Creek operating losses during 2008); offset by (ii) a $0.8 million reduction in cash provided from NCA, due principally to a 25% reduction in tons of coal sold year-over-year and a corresponding increase in accounts payable due to liquidity issues.

Investing Activities

The change in cash provided by investing activities from $8.4 million for the six months ended June 30, 2008 to cash used in investing activities of $6.6 million for the six months ended June 30, 2009 was primarily due to (i) $10.7 million of proceeds received from the sale of our Straight Creek, Kentucky properties in March 2008 (ii) an increase in capital expenditures of $0.6 million in 2009 and (iii) a decrease in restricted cash released to operations of 3.1 million in 2009 compared to 2008.

Financing Activities

The change in net cash provided by financing activities of $0.3 million during the six months ended June 30, 2009 compared to the net cash used in financing activities of $1.3 million for the six months ended June 30, 2008 was primarily due to the proceeds received from borrowings on our revolving credit facility entered into on April 9, 2009 offset by the repayment of outstanding debts associated with the sale of our Straight Creek operations in 2008.

Off-Balance Sheet Arrangements

At June 30, 2009, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, variable interest or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

At June 30, 2009 and December 31, 2008, we, through our subsidiary, National Coal of Alabama, Inc., held an investment totaling $482,497 and $331,889, respectively, representing a 49% interest in Powhatan Dock, LLC (“Powhatan”) which operates a barge load-out in Alabama. We use the equity method to account for the joint venture investment in Powhatan, which was acquired during the fourth quarter of 2007. During the three months ended June 30, 2009 and 2008, the Company recorded $69,921 and $23,113 of equity method income associated with this investment and incurred $130,567 and $180,073 in barge loading fees. During the six months ended June 30, 2009 and 2008, the Company recorded $150,598 and $225,129 of equity method income associated with this investment and incurred $256,939 and $526,813 in barge loading fees. Powhatan Dock, LLC recorded revenues of $765,848 and $1,589,684 and net income of $142,696 and $307,344 during the three and six months ended June 30, 2009. Powhatan Dock, LLC recorded revenues of $820,380 and $2,095,799 and net income of $47,172 and $459,448 during the three and six months ended June 30, 2008.

Critical Accounting Policies, Judgments and Estimates

Accounting measurements at interim dates inherently involve greater reliance on estimates than those made at year-end. The results for the six months ended June 30, 2009 are not necessarily indicative of results to be expected for the full year. Please refer to the section entitled “Critical Accounting Policies, Judgments and Estimates” included in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation of our Annual Report on Form 10-K for the year ended December 31, 2008 for a discussion of our critical accounting policies, judgments and estimates. There have been no material changes to the previously reported information concerning our Critical Accounting Policies, Judgments and Estimates.

Recent Accounting Pronouncements

In April 2009, the FASB issued FSP FAS No. 115-2 and FAS No. 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP FAS 115-2 and FAS 124-2”). This FSP amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. The FSP is effective for interim and annual reporting periods ending after June 15, 2009. The adoption of FSP FAS 115-2 and FAS 124-2 did not have a material impact on our consolidated financial statements.

In April 2009, the FASB issued FSP FAS No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS 157-4”). This FSP provides additional guidance for estimating fair value in accordance with SFAS 157 when the volume and level of activity for the asset or liability have significantly decreased and includes guidance on identifying circumstances that indicate a transaction is not orderly. This FSP does not change the definition of fair value under SFAS 157. The FSP is effective for interim and annual reporting periods ending after June 15, 2009. The adoption of FSP FAS 157-4 did not have a material impact on our consolidated financial statements.

In May 2009, the FASB issued Statement of Financial Accounting Standards No. 165, Subsequent Events (“SFAS 165”). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 is effective for interim and annual periods ending after June 15, 2009. The adoption of SFAS 165 did not have a material impact on our financial position or results of operations.

In June 2009, the FASB issued SFAS No. 166 “Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140.” This standard eliminates the concept of a qualifying special purpose entity (“QSPE”) and modifies the derecognition provisions in SFAS No. 140. This statement is effective for financial asset transfers occurring after the beginning of an entity’s first fiscal year that begins after November 15, 2009. We do not expect the adoption of SFAS 166 to have an impact on our financial position or results of operations.

In June 2009, the FASB issued SFAS No. 167 “Amendments to FASB Interpretation No. 46(R).” This statement amends the consolidation guidance applicable to variable interest entities and is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2009. We do not expect the adoption of SFAS 167 to have an impact on our financial position or results of operations.

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

Controls and Procedures

Members of our management, including our President and Chief Executive Officer, Daniel A. Roling, and Chief Financial Officer, Michael R. Castle, have evaluated the effectiveness of our disclosure controls and procedures, as defined by paragraph (e) of Exchange Act Rules 13a-15 or 15d-15, as of June 30, 2009, the end of the period covered by this report. Based upon that evaluation, Messrs. Roling and Castle concluded that our disclosure controls and procedures were effective as of June 30, 2009.

Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting or in other factors identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 4.	Submission of Matters to a Vote of Security Holders

On May 28, 2009, we held our 2009 Annual Meeting of Shareholders. At the annual meeting, there were 34,184,824 shares of common stock outstanding and entitled to vote. There were 25,444,754 shares (74.5% of the shares entitled to vote) represented at the meeting in person or by proxy. The only matter submitted to the shareholders at the annual meeting was the election of five directors. Immediately prior to and following the meeting, the Board of Directors was comprised of Robert Heinlein, Gerald Malys, Daniel A. Roling, Kenneth Scott and Marc Solocheck. The following summarizes vote results for those matters submitted to our shareholders for action at the annual meeting:

1.

Proposal to elect Robert Heinlein, Gerald Malys, Daniel A. Roling, Kenneth Scott and Marc Solocheck to serve as our directors until the annual meeting of shareholders to be held in 2010 and until their successors are elected and have qualified:

Name	For	Withheld
Robert Heinlein	22,682,116	2,762,638
Gerald Malys	22,678,224	2,766,530
Daniel Roling	24,463,797	980,957
Kenneth Scott	22,792,548	2,652,206
Marc Solochek	24,456,600	988,154

Item 6.	Exhibits

The following exhibits are filed as part of this report:

Exhibit Number	Exhibit Title
10.1	Credit Agreement, dated April 9, 2009, among National Coal Corp., National Coal Corporation, the Lenders, and Next View Partners, LLC. (1)

10.2	Security and Guarantee Agreement, dated April 9, 2009, among National Coal Corporation, National Coal Corp., Subsidiary Grantors and Next View Partners, LLC. (1)

10.3

Intercreditor Agreement, dated as of April 9, 2009, by and between Next View Partners, LLC, and Wells Fargo Bank, N.A., and acknowledged and agreed to by National Coal Corporation, National Coal Corp., and Guarantors. (1)

31.1	Certificate of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934, as amended.

Exhibit Number	Exhibit Title
31.2	Certificate of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934, as amended.

32.1	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to our Current Report on Form 8-K, as filed on April 14, 2009.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATIONAL COAL CORP.

Date: August 10, 2009		/s/ Michael R. Castle
	By:	Michael R. Castle
	Its:	Chief Financial Officer
(Principal Financial and Accounting Officer)