Form 10-Q
period 2009-09-30
NATIONAL COAL CORP
filed 2009-11-05
CIK 1089575

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2009

or

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of November 5, 2009 the issuer had 34,379,889 shares of common stock, par value $.0001 per share, issued and outstanding.

National Coal Corp.

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

National Coal Corp.

Condensed Consolidated Balance Sheets

(Unaudited)

	September 30, 2009	December 31, 2008
Assets
Current Assets:
Cash and cash equivalents	$4,060,409	$3,908,469
Restricted cash	1,374,643	—
Accounts receivable, net	1,227,488	474,351
Inventory	3,722,220	2,957,654
Prepaid and other current assets	1,312,315	1,282,777
Current assets of discontinued operations	—	9,751,877

Total Current Assets	11,697,075	18,375,128
Property, plant, equipment and mine development, net	42,389,955	43,674,758
Deferred financing costs	859,974	1,238,267
Restricted cash	7,543,608	11,338,137
Other non-current assets	1,469,247	1,562,901
Long-term assets of discontinued operations	—	71,620,026

Total Assets	$63,959,859	$147,809,217

Liabilities and Stockholders’ (Deficit) Equity
Current Liabilities:
Accounts payable	$13,280,165	$6,188,085
Accrued expenses	2,654,284	880,632
Borrowings under short-term line of credit	4,000,000	—
Current maturities of long - term debt	1,586,361	2,336,191
Current installments of obligations under capital leases	1,676,217	1,886,251
Current portion of asset retirement obligations	145,282	145,282
Deferred revenue	—	1,241,840
Current liabilities of discontinued operations	—	11,735,695

Total Current Liabilities	23,342,309	24,413,976

Long - term debt, less current maturities, net of discount	41,538,006	41,892,645
Obligations under capital leases, less current installments	175,549	1,314,188
Asset retirement obligations, less current portion	4,087,145	3,763,720
Deferred revenue	1,116,042	1,303,655
Other non-current liabilities	1,942,037	2,138,235
Long-term liabilities of discontinued operations	—	67,492,063

Total Liabilities	72,201,088	142,318,482

Stockholders’ (Deficit) Equity:
Common Stock, $.0001 par value; 80 million shares authorized; 34,379,889 and 34,184,824 shares issued and outstanding at September 30, 2009 and December 31, 2008, respectively	3,437	3,418
Additional paid - in capital	115,938,899	114,770,946
Accumulated deficit	(124,183,565)	(109,283,629)

Total Stockholders’ (Deficit) Equity	(8,241,229)	5,490,735

Total Liabilities and Stockholders’ (Deficit) Equity	$63,959,859	$147,809,217

The Condensed Consolidated Balance Sheet as of December 31, 2008 was derived from Audited Financials.

See Accompanying Notes to Condensed Consolidated Financial Statements.

National Coal Corp.

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2009	2008	2009	2008
Revenues:
Coal sales	$21,483,618	$17,604,657	$62,325,476	$49,084,206
Other revenues	637,181	976,683	2,400,759	2,340,838

Total revenues	22,120,799	18,581,340	64,726,235	51,425,044

Operating expenses:
Cost of coal sales (exclusive of depreciation, depletion, amortization and accretion)	20,028,882	16,457,270	58,295,500	48,735,619
Cost of services (exclusive of depreciation, depletion, amortization and accretion)	608,274	840,599	2,316,948	1,985,087
Depreciation, depletion, amortization and accretion	2,392,606	2,141,220	7,528,951	7,035,844
General and administrative	1,821,731	2,277,883	5,247,932	6,192,331

Total operating expenses	24,851,493	21,716,972	73,389,331	63,948,881

Loss from continuing operations	(2,730,694)	(3,135,632)	(8,663,096)	(12,523,837)

Other income (expense):
Interest expense	(1,910,496)	(1,616,725)	(5,037,908)	(5,626,763)
Interest income	65,175	180,143	222,281	572,460
Other	39,324	23,653	63,944	(1,831,526)

Other income (expense), net	(1,805,997)	(1,412,929)	(4,751,683)	(6,885,829)

Loss from continuing operations before income taxes	(4,536,691)	(4,548,561)	(13,414,779)	(19,409,666)

Income tax benefit	—	—	—	—

Loss from continuing operations	(4,536,691)	(4,548,561)	(13,414,779)	(19,409,666)

Income (loss) from discontinued operations, net of taxes	3,872,741	(3,841,312)	(1,485,157)	(8,153,317)

Net loss	(663,950)	(8,389,873)	(14,899,936)	(27,562,983)

Preferred stock dividend	—	(40,328)	—	(120,106)

Net loss attributable to common shareholders	$(663,950)	$(8,430,201)	$(14,899,936)	$(27,683,089)

Earnings (loss) per common share from continuing operations - basic and diluted	$(0.13)	$(0.14)	$(0.40)	$(0.64)

Earnings (loss) per common share from discontinued operations - basic and diluted	$0.11	$(0.11)	$(0.04)	$(0.26)

Earnings (loss) per common share - basic and diluted	$(0.02)	$(0.25)	$(0.44)	$(0.90)

Weighted average common shares outstanding	34,009,439	33,139,355	33,987,742	30,688,851

See Accompanying Notes to Condensed Consolidated Financial Statements.

National Coal Corp.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended September 30,
	2009	2008
Operating Activities
Net loss	$(14,899,936)	$(27,562,983)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Loss from discontinued operations, net of tax	1,485,157	8,153,317
Depreciation, depletion, amortization and accretion	7,528,951	7,035,844
Amortization of deferred financing costs	688,438	381,246
Amortization of debt discount	500,323	523,942
Gain on disposal of assets	(74,789)	(632)
Loss on sale of Straight Creek properties	—	413,843
Loss on extinguishment of debt	—	1,676,840
Settlement of asset retirement obligations	(41,469)	(70,925)
Stock option expense	1,126,961	980,654
Changes in operating assets and liabilities:
Accounts receivable	(753,137)	647,650
Inventory	(940,665)	(348,851)
Prepaid and other current assets	678,192	(44,206)
Other non - current assets	158,155	825,000
Accounts payable and accrued expenses	8,865,730	1,251,687
Deferred revenue	(1,241,840)	(187,614)
Other non - current liabilities	(196,198)	115,219

Net cash flows provided by (used in) operating activities from continuing operations	2,883,873	(6,209,969)
Net cash flows provided by operating activities from discontinued operations	3,676,903	2,608,789

Net cash flows provided by (used in) operating activities	6,560,776	(3,601,180)

Investing Activities
Capital expenditures	(5,445,127)	(5,967,415)
Proceeds from sale of Straight Creek properties	—	10,711,399
Decrease in restricted cash	2,419,886	5,034,465
Additions to prepaid royalties	(64,500)	(470,319)

Net cash (used in) provided by investing activities from continuing operations	(3,089,741)	9,308,130
Net cash used in investing activities from discontinued operations	(2,153,052)	(1,815,251)

Net cash (used in) provided by investing activities	(5,242,793)	7,492,879

Financing Activities
Proceeds from issuance of common and preferred stock	—	10,863,256
Proceeds from stock option exercises	—	1,037,125
Proceeds under short-term line of credit	5,000,000	—
Repayments of short-term line of credit	(1,000,000)	—
Repayments of long-term debt	(2,347,374)	(12,540,290)
Repayments of obligations under capital leases	(1,555,560)	(342,351)
Payments for deferred financing costs	(439,258)	(13,040)
Payment of deferred dividends	—	(114,216)

Net cash flows used in financing activities from continuing operations	(342,192)	(1,109,516)
Net cash flows used in financing activities from discontinued operations	(823,851)	(1,400,960)

Net cash flows used in financing activities	(1,166,043)	(2,510,476)
Net increase in cash and cash equivalents	151,940	1,381,223
Cash and cash equivalents at beginning of period	3,908,469	9,854,351

Cash and cash equivalents at end of period	$4,060,409	$11,235,574

Supplemental Cash Flow Information
Cash paid during the year for interest from continuing operations	$2,810,643	$4,094,437
Cash paid during the year for interest from discontinued operations	555,806	8,346,143
Non-cash investing and financing activities from continued operations:
Series A cumulative convertible preferred stock converted to common stock	$—	$3,346,650
Preferred stock effective dividends	—	131,712
Preferred stock dividends converted to common stock	—	120,107
10.5% Senior Secured Notes exchanged for common stock	—	12,735,848
Financed equipment acquisitions	34,852	1,579,938
Equipment acquired through obligations under capital leases	336,000	952,131
Asset retirement obligations incurred, acquired or recosted	—	158,300
Common stock issued for mineral rights	—	5,000,000
Non-cash investing and financing activities from discontinued operations:
Financed equipment acquisitions	$42,848	$1,866,386
Asset retirement obligations incurred, acquired or recosted	324,332	1,820,917
Interest and fees paid in-kind or financed	2,100,000	—
Equipment acquired through obligations under capital leases	—	181,050

See Accompanying Notes to Condensed Consolidated Financial Statements.

National Coal Corp.

Notes to Condensed Consolidated Unaudited Financial Statements

1. Business Overview

National Coal Corp. (the “Company”) consists primarily of its two wholly-owned subsidiaries: (i) National Coal Corporation and (ii) NCC Corp. and, until August 3, 2009, its wholly-owned subsidiary National Coal of Alabama, Inc. (“NCA”). The Company principally engages in the business of mining high quality bituminous steam coal in East Tennessee and, until August 3, 2009 and March 31, 2008, North Alabama and Southeast Kentucky, respectively. Its customers are electric utilities and industrial concerns in the Southeastern United States.

In Tennessee, the Company owns the coal mineral rights to approximately 65,000 acres of land and leases the rights to approximately 14,000 additional acres. As of September 30, 2009, the Company’s mining complexes included two active and three inactive underground mines, one inactive and two active surface mines, and one inactive highwall mine. In addition, the Company has two preparation plants and two unit train loading facilities in Tennessee served by the Norfolk Southern (“NS”) railroad. The Company holds seven permits that allow it to open new or re-open existing mines in Tennessee close to current operations. As of September 30, 2009, the Company controlled approximately 33.4 million estimated recoverable tons of coal reserves in Tennessee as defined by the SEC Industry Guide 7 as that part of a mineral deposit which could be economically and legally extracted at the time of the reserve determination.

On August 3, 2009, the holders of the Company’s 12% Notes due 2012 foreclosed on the outstanding capital stock of NCA, the collateral for the 12% Notes due 2012, and acquired NCA. As a result, NCA is no longer a subsidiary of the Company as of such date. Upon the foreclosure, the Company’s remaining operations are all located in Tennessee. The Company acquired its Alabama operations in October 2007, financed principally through the issuance of $60 million in 12% Notes due 2012. On June 26, 2009, NCA was obligated to pay to its debt holders approximately $1.9 million of accrued interest on its 12% Notes due 2012. The date for making the interest payment was extended by the holders of the 12% Notes due 2012 to July 17, 2009, and on July 21, 2009 NCA defaulted on the 12% Notes due 2012 as the interest payment had not been made. Additionally, the credit agreement provides that upon the acceleration of the entire unpaid balance of the indebtedness, the holders of the 12% Notes due 2012 are entitled to receive the “Make-Whole” Amount, which amount is the present value of all future interest payments with respect to the principal amount of the indebtedness under the agreement. The Make-Whole Amount was approximately $19.8 million and was accrued as part of the loss from discontinued operations during the three and nine months ended September 30, 2009. The liability for this amount was included in the balance sheet of NCA when NCA was foreclosed upon. As a result of the transaction, the Company recorded a gain on disposal of discontinued operations for the three and nine months ended September 30, 2009 of approximately $23.5 million. No creditor of NCC Corp. or NCA, including the holders of the 12% Notes due 2012, has any recourse to National Coal Corp. or its other subsidiaries for any liabilities of NCC Corp. or NCA, including liabilities arising under the credit agreement.

At September 30, 2009, the Company had cash and cash equivalents of approximately $4.1 million and negative working capital of approximately $11.6 million. Cash flows provided by (used in) continuing operations were $2.9 million and $(6.2) million for the nine months ended September 30, 2009 and 2008, respectively.

On April 9, 2009 the Company entered into a Revolving Credit Agreement with Next View Partners, LLC (“Next View”), as administrative agent and collateral agent for certain lenders. This credit facility provides for borrowings of up to $10 million, and is permitted indebtedness under the indenture for the Company’s 10.5% Notes due 2010. The agreement allows the Company the right to borrow up to an

National Coal Corp.

Notes to Condensed Consolidated Unaudited Financial Statements, Continued

aggregate of $5 million on or before June 30, 2009 and an aggregate of $10 million after June 30, 2009. All amounts under the revolving loans become due and payable on December 15, 2009, unless the Company obtains the consent of holders of two-thirds of the outstanding principal amount of the Company’s 10.5% Notes due 2010 to extend the maturity date until April 9, 2010. The Company is in discussions to extend the maturity date of the revolving credit facility with the single holder of two-thirds of the principal amount of the 10.5% Notes due 2010. Interest under this facility is payable at an annual rate of 13% for amounts outstanding up to $5,000,000 and 15% for amounts outstanding in excess of $5,000,000. Interest is payable monthly in arrears. The Company’s obligations under this credit facility are secured by a lien on substantially all the assets of National Coal Corp. and its subsidiaries that own and operate its Tennessee mining operations. The credit facility contains several performance covenants, including minimum production and shipment amounts of coal and limitations on additional indebtedness. The facility includes customary default provisions, and all outstanding obligations may become immediately due and payable in the event of the Company’s default. As of September 30, 2009, the Company was in compliance with all relevant debt covenants. As of the date of this filing, the Company has borrowed $5.0 million and repaid $1.5 million in principal against this line of credit. The outstanding balance at September 30, 2009 was $4.0 million and an additional $0.5 million in principal was paid on October 7, 2009.

During the quarter ended September 30, 2009, the Company re-collateralized the surety bonds securing its reclamation liabilities. This action resulted in the release of approximately $3.0 million in previously restricted cash during the quarter and an additional $1.4 million in previously restricted cash in October 2009. The total $4.4 million is available for the Company’s operating activities.

Management believes that the Company has sufficient resources to fund its Tennessee operations throughout the remainder of 2009. However, this belief is predicated on certain assumptions as to: (i) sales volumes, related pricing and customers continuing to take deliveries of our coal as contracted; (ii) production levels; (iii) the availability of coal to be purchased at a reasonable price; (iv) budgeted capital expenditures; (v) cost per ton level decreases at existing mines and newly opened mines; (vi) no rail service disruption and (vii) the ability to extend its short term line of credit beyond maturity. Significant deviation from any one of these assumptions could have a material adverse effect on the Company’s operating cash flows.

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

During the nine months ended September 30, 2009, the Company’s continuing operations generated total revenues of $64.7 million and sold approximately 0.9 million tons of coal. Revenues are derived primarily from the sale of coal to electric utility companies in the Southeastern United States pursuant to long-term contracts or open purchase order arrangements with long-time customers. Georgia Power Company represented approximately 97% of the Company’s coal revenues from continuing operations for the nine months ended September 30, 2009.

National Coal Corp.

Notes to Condensed Consolidated Unaudited Financial Statements, Continued

The Company typically sells its coal for a specified per ton amount and at a negotiated price pursuant to both short-term contracts and contracts of twelve months or greater. The weighted average selling price per ton in Tennessee is $74.38, $79.56, and $76.47 on 0.3 million, 0.9 million, and 0.9 million tons contracted for the remainder of 2009, and fiscal years 2010 and 2011, respectively. Price adjustment, “price reopener” and other similar provisions in long-term supply agreements may reduce the protection from short-term coal price volatility traditionally provided by such contracts. Any adjustment or renegotiation leading to a significantly lower contract price would result in decreased revenues and lower gross margins, which could have a material adverse effect on the Company’s operating cash flows. Additionally, the Company’s customers may have the ability to delay the timing of their purchases, which could negatively impact operating cash flows. Finally, coal supply agreements also typically contain force majeure provisions allowing temporary suspension of performance by the Company or its customers during the duration of specified events beyond the control of the affected party.

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

The Company invested approximately $5.5 million in equipment and mine development in its continuing operations during the nine months ended September 30, 2009. During the remainder of 2009, management expects to incur approximately $0.6 million to maintain existing assets in Tennessee. In prior years, the Company experienced the unanticipated loss of the use of key equipment, which resulted in lost production and lost revenues. The Company may experience similar mechanical failures in the future, which could have a material adverse effect on its operating cash flows.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements include the accounts of National Coal Corp. and those of its two wholly-owned operating subsidiaries, National Coal Corporation and NCC Corp. and their respective wholly-owned subsidiaries, NC Railroad, Inc. Jacksboro Coal Company, Inc. and, until August 3, 2009, National Coal of Alabama, Inc (NCA). NCA is included in the accompanying financial statement as a discontinued operation (See Note 3). Additionally, operations for the nine months ended September 30, 2008 include those of the Company’s former Straight Creek Kentucky operations, which were sold on March 31, 2008. Revenues and net losses attributable to the Straight Creek operations included in continuing operations were $5.0 million and $(2.4) million, respectively, for the nine months ended September 30, 2008.

All intercompany transactions and balances have been eliminated in consolidation. Investments in business entities in which National Coal Corp. and its subsidiaries do not have control, but have the ability to exercise significant influence over the operating and financial policies, are accounted for under the equity method.

National Coal Corp.

Notes to Condensed Consolidated Unaudited Financial Statements, Continued

The unaudited consolidated financial statements do not include footnotes and certain financial information normally presented annually under accounting principles generally accepted in the United States of America (U.S. GAAP) and should, therefore, be read in conjunction with the Annual Report on Form 10-K of National Coal Corp. for the year ended December 31, 2008. The accompanying unaudited consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) that, in the opinion of management, are considered necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year-end. The results of operations for the three and nine months ended September 30, 2009 and 2008 are not necessarily indicative of results that can be expected for the fiscal year. Any material subsequent events have been evaluated for disclosure through November 5, 2009, the date of the filing of this Form 10-Q.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates, judgments, and assumptions that affect the reported amounts and related disclosures of assets, liabilities, revenues, and expenses at the date of the financial statements and for the periods then ended. On an on-going basis, management evaluates the estimates used, including those related to workers’ compensation, reclamation and mine closure obligations, coal reserve values, income taxes, and contingencies. Estimates are based on historical experience, actuarial estimates, current conditions, and various other assumptions that management believes to be reasonable under the circumstances. Actual results may differ from these estimates.

Cash and Cash Equivalents

Cash and cash equivalents are stated at cost. Cash equivalents consist of highly liquid investments with maturities of three months or less when acquired.

Accounts Receivable

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. Customers are primarily utilities and industrial companies. At September 30, 2009, approximately 75.2% of accounts receivable was due from one customer. Balances are stated net of an allowance for doubtful accounts. The allowance was $0 at September 30, 2009 and December 31, 2008. Bad debts expense, net of recoveries, was $0 and $(29,298), during the three and nine months ended September 30, 2009, respectively, and $67,158 and $247,017 net of recoveries of $7,842 during the three and nine months ended September 30, 2008, respectively.

Inventory

Inventory includes all mined coal, purchased coal and tires. Mined coal is classified as inventory at the point it is extracted, and is valued at the lower of average cost or net realizable value. As of September 30, 2009 and December 31, 2008 the Company reduced the carrying value of its inventories by $77,829 and $1,170,221, respectively, to state mined coal inventories at net realizable value. Mined coal inventory costs include labor, fuel, equipment costs, and operating overhead. Purchased coal inventory is valued at the lower of average cost or net realizable value. Tires are classified as inventory when purchased and recorded at the lower of average cost or market.

National Coal Corp.

Notes to Condensed Consolidated Unaudited Financial Statements, Continued

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

Leasing is used for certain capital additions when considered cost effective relative to other capital sources, and is classified as either capital or operating as appropriate. Leased equipment meeting the capital lease criteria of FASB Accounting Standards Codification (ASC) 840, Accounting for Leases is capitalized and the present value of the related lease minimum payments is recorded as a corresponding asset and liability. Amortization of capitalized leased assets is computed using the straight-line method over the shorter of the estimated useful life or the initial lease term.

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

Prepaid Mining Royalties

Certain coal leases require minimum or advance payments which are deferred and charged to cost of sales as coal is extracted and sold. The Company had prepaid royalties of approximately $446,000 and $382,000 at September 30, 2009 and December 31, 2008, respectively, included in other non-current assets in the accompanying balance sheets.

National Coal Corp.

Notes to Condensed Consolidated Unaudited Financial Statements, Continued

Reclamation and Asset Retirement Obligations

The Surface Mining Control and Reclamation Act of 1977 and similar state statutes require mine properties to be restored in accordance with specified standards. FASB ASC 410, Accounting for Asset Retirement Obligations requires recognition of an asset retirement obligation (“ARO”) for eventual reclamation of disturbed acreage remaining after mining has been completed. The Company records its reclamation obligations on a permit-by-permit basis using requirements as determined by the Office of Surface Mining of the U.S. Department of the Interior (“OSM”). The liability is calculated based upon the reclamation activities remaining after coal removal ceases, assuming that reclamation activities have been contemporaneous within state and federal guidelines during mining. A liability is recorded for the estimated future cost that a third party would incur to perform the required reclamation and mine closure discounted at the Company’s credit-adjusted risk-free rate. A corresponding increase in the asset carrying value of mineral rights is also recorded. The ARO asset is amortized on the units-of-production method over the proven and probable reserves associated with that permit, and the ARO liability is accreted to the expected reclamation date at the Company’s credit-adjusted risk-free rate. These expenses are included in depreciation, depletion, amortization, and accretion in the operating expenses section of the statement of operations.

Stock-based Compensation

The Company’s 2004 Option Plan (the “Plan”) was authorized by the Board of Directors of the Company in March 2004, and amended in January 2005. Under the terms of the Plan, stock options may be granted to officers, directors, employees, and others. At September 30, 2009, 4,450,000 shares of common stock were authorized for issuance under the Plan. Shares subject to awards that expire unexercised or are otherwise terminated, again become available for awards. Upon exercise, stock is issued from unissued or treasury shares. The grant price of an option under the Plan generally may not be less than the fair market value of the common stock subject to such option on the date of grant. Options have a maximum life of ten years and generally vest 25% per year over a four year period. Options granted during the three months ended September 30, 2009 to purchase 451,138 shares in exchange for a one year salary reduction by certain officers, employees, and directors vest over a one year period. Currently, all stock options issued under the plan are non-statutory.

Effective January 1, 2006, the Company adopted FASB ASC 718, Share-Based Payment using the modified-prospective transition method. It requires all share-based payments to employees, including grants of employee stock options, to be recognized as compensation expense in the consolidated financial statements based on their fair values. Under the modified-prospective transition method, the Company recognizes compensation expense for the unvested portion of all share-based payments granted on or prior to December 31, 2005 over the remaining service period based on the grant date fair value and recognizes compensation cost for all share-based payments granted on or subsequent to January 1, 2006 over the service period based on grant date fair value.

National Coal Corp.

Notes to Condensed Consolidated Unaudited Financial Statements, Continued

Workers’ Compensation

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

Freight Revenue and Costs

Shipping and handling costs paid to third-party carriers and invoiced to coal customers are included in coal sales and cost of sales.

Income Taxes

The Company recognizes deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases in accordance with FASB ASC 740, Accounting for Income Taxes. A valuation allowance is provided when it is more likely than not that some portion or all of a deferred tax asset will not be realized. The ultimate realization of deferred tax assets depends on the generation of future taxable income during the period in which related temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in this assessment. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date of such change.

Comprehensive Loss

The Company’s comprehensive losses as defined by FASB ASC 220, Reporting Comprehensive Income, are the same as the net losses reported.

Recent Accounting Pronouncements

In April 2009, the FASB issued ASC 320-10-65, “Recognition and Presentation of Other-Than-Temporary Impairments”. This amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. It does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. It is effective for interim and annual periods ending after June 15, 2009. The adoption did not have a material impact on the Company’s consolidated financial position or results of operations.

National Coal Corp.

Notes to Condensed Consolidated Unaudited Financial Statements, Continued

In April 2009, the FASB issued ASC 820-10-65, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”. It provides additional guidance for estimating fair value in accordance with ASC 820 when the volume and level of activity for the asset or liability have significantly decreased and includes guidance on identifying circumstances that indicate a transaction is not orderly. This FSP does not change the definition of fair value under ASC 820. The FSP is effective for interim and annual periods ending after June 15, 2009. The adoption did not have a material impact on the Company’s consolidated financial position or results of operations.

In May 2009, the FASB issued ASC 855, Subsequent Events. It establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It is effective for interim and annual periods ending after June 15, 2009. The adoption did not have a material impact on the Company’s consolidated financial position or results of operations.

In June 2009, the FASB issued The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (the Codification). The Codification became the single official source of authoritative, non-governmental U.S. GAAP. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. The Codification is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption did not have a material impact on the Company’s consolidated financial position or results of operations.

3. Discontinued Operations

The Company acquired its Alabama operations in October 2007, financed principally through the issuance of $60 million in 12% Notes due 2012. On June 26, 2009, NCA was obligated to pay to its debt holders approximately $1.9 million of accrued interest on its 12% Notes due 2012. The date for making the interest payment was extended by the holders of the 12% Notes due 2012 to July 17, 2009, and on July 21, 2009, NCA defaulted on the 12% Notes due 2012 as the interest payment had not been made. On August 3, 2009, the holders of the Company’s 12% Notes due 2012 foreclosed on the outstanding capital stock of NCA, the collateral for the 12% Notes due 2012, and acquired NCA. As a result, NCA is no longer a subsidiary of the Company as of such date. Additionally, the credit agreement provides that upon the acceleration of the entire unpaid balance of the indebtedness, the holders of the 12% Notes due 2012 are entitled to receive the “Make-Whole Amount”, which amount is the present value of all future interest payments with respect to the principal amount of the indebtedness under the agreement. The Make-Whole Amount was approximately $19.8 million and was accrued as part of the loss from discontinued operations during the three and nine months ended September 30, 2009. The liability for this amount was included in the balance sheet of NCA when NCA was foreclosed upon. As a result of the transaction, the Company recognized a gain on discontinued operations of $23.5 million during the three and nine months ended September 30, 2009.

National Coal Corp.

Notes to Condensed Consolidated Unaudited Financial Statements, Continued

The major categories of assets and liabilities associated with the Company’s discontinued operations recorded in the balance sheet as of December 31, 2008 are as follows:

December 31, 2008
Assets
Current Assets:
Cash and cash equivalents	$716,042
Restricted cash	2,771,445
Accounts receivable, net	5,263,786
Inventory	732,508
Prepaid and other current assets	268,096

Total current assets	9,751,877

Property, plant, equipment and mine development, net	58,771,938
Deferred financing costs	3,541,172
Restricted cash	8,578,183
Other non-current assets	728,733

Total long-term assets	71,620,026

Total assets	$81,371,903

Liabilities
Current Liabilities:
Accounts payable	$7,594,786
Accrued expenses	1,705,680
Current maturities of long-term debt	1,280,147
Current installments of obligations under capital leases	57,717
Current portion of asset retirement obligations	114,325
Deferred revenue	983,040

Total current liabilities	11,735,695

Long - term debt, less current maturities, net of discount	61,607,254
Obligations under capital leases, less current installments	104,911
Asset retirement obligations, less current portion	3,386,371
Deferred tax liability	2,393,527

Total long-term liabilities	67,492,063

Total liabilities	$79,227,758

National Coal Corp.

Notes to Condensed Consolidated Unaudited Financial Statements, Continued

Revenues and net losses attributable to discontinued operations for the three and nine months ended September 30, 2009 and 2008 are as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2009	2008	2009	2008
Revenues:
Coal sales	$3,711,748	$14,904,298	$31,308,684	$49,279,887
Other revenues	35,501	—	182,310	36,194

Total revenues of discontinued operations	3,747,249	14,904,298	31,490,994	49,316,081

Operating expenses:
Cost of coal sales (exclusive of depreciation, depletion, amortization and accretion)	3,142,701	13,749,202	26,552,576	45,093,000
Depreciation, depletion, amortization and accretion	714,683	2,136,756	4,539,236	4,632,496
General and administrative	149,661	211,853	1,327,193	920,773

Total operating expenses of discontinued operations	4,007,045	16,097,811	32,419,005	50,646,269

Loss from operations from discontinued operations	(259,796)	(1,193,513)	(928,011)	(1,330,188)

Other income (expense):
Interest expense	(20,800,209)	(3,083,731)	(26,316,924)	(8,129,852)
Interest income	521	62,321	26,337	214,814
Income from joint venture	22,408	108,594	173,007	333,723
Other	—	14,766	(51,381)	113,768

Other income (expense), net from discontinued operations	(20,777,280)	(2,898,050)	(26,168,961)	(7,467,547)

Loss from discontinued operations before income taxes	(21,037,076)	(4,091,563)	(27,096,972)	(8,797,735)
Income tax benefit	1,369,388	250,251	2,071,386	644,418

Loss from discontinued operations, net of taxes	(19,667,688)	$(3,841,312)	(25,025,586)	$(8,153,317)
Gain on disposal of discontinued operations, net of taxes of $0	23,540,429	—	23,540,429	—

Income (loss) from discontinued operations, net of taxes	$3,872,741	$(3,841,312)	$(1,485,157)	$(8,153,317)

Interest expense during the three and nine months ended September 30, 2009 includes the Make-Whole Amount of approximately $19.8 million.

National Coal Corp.

Notes to Condensed Consolidated Unaudited Financial Statements, Continued

4. Property, Plant, Equipment and Mine Development, Net

Property, plant, equipment and mine development from continuing operations consist of the following:

	September 30, 2009	December 31, 2008
Mining equipment and vehicles	$57,130,878	$51,020,642
Land and buildings	5,057,455	5,071,544
Furniture and office equipment	318,386	303,577
Mineral rights	11,125,319	11,125,319
Mine development	8,400,952	7,299,798
Construction in progress	870,556	3,484,666

	82,903,546	78,305,546

Less accumulated depreciation, depletion and amortization	(40,513,591)	(34,630,788)

Total property, plant, equipment and mine development, net	$42,389,955	$43,674,758

5. Other Non-Current Assets

Other non-current assets from continuing operations are as follows:

	September 30, 2009	December 31, 2008
Prepaid mining royalties	$446,006	$381,506
Long-term portion of prepaid assets	194,856	332,147
Deposits	568,385	589,248
Franchise tax receivable	260,000	260,000

Total other non-current assets	$1,469,247	$1,562,901

6. Accrued Expenses

Accrued expenses from continuing operations consist of the following:

	September 30, 2009	December 31, 2008
Legal settlement reserve	$—	$250,000
Accrued expenses	659,519	210,865
Accrued payroll and related taxes	380,607	154,766
Accrued interest	1,298,500	183,750
Accrued federal, state and local taxes	315,658	81,251

Total accrued expenses	$2,654,284	$880,632

In January 2009, the Company settled a legal case for $250,000.

National Coal Corp.

Notes to Condensed Consolidated Unaudited Financial Statements, Continued

7. Debt and Financing Arrangements

Long-term debt obligations of the Company, excluding capital leases, from continuing operations consist of the following:

	September 30, 2009	December 31, 2008
10.5% Senior Secured Notes, due 2010	$42,000,000	$42,000,000
Equipment loans and installment purchase obligations	1,620,308	3,137,897
Insurance premium financing	390,545	477,749

	44,010,853	45,615,646

Unamortized discounts	(886,486)	(1,386,810)

Current portion of long-term debt	(1,586,361)	(2,336,191)

Total long-term debt	$41,538,006	$41,892,645

Short –Term Line of Credit

On April 9, 2009 the Company entered into a Revolving Credit Agreement with Next View Partners, LLC (“Next View”), as administrative agent and collateral agent for certain lenders. This credit facility provides for borrowings of up to $10 million, and is permitted indebtedness under the indenture for the Company’s 10.5% Notes due 2010. The agreement allows the Company the right to borrow up to an aggregate of $5 million on or before June 30, 2009 and an aggregate of $10 million after June 30, 2009. All amounts under the revolving loans become due and payable on December 15, 2009, unless the Company obtains the consent of two-thirds of the outstanding principal amount of the Company’s 10.5% Notes due 2010 to extend the maturity date until April 9, 2010. The Company is in discussions to extend the maturity date of the revolving credit facility with the single holders of two-thirds of the principal amount of the 10.5% Notes due 2010. Interest under this facility is payable at an annual rate of 13% for amounts outstanding up to $5,000,000 and 15% for amounts outstanding in excess of $5,000,000. Interest is payable monthly in arrears. The Company’s obligations under this credit facility are secured by a lien on substantially all the assets of National Coal Corp. and its subsidiaries that own and operate our Tennessee mining operations. The credit facility contains several performance covenants, including minimum production and shipment amounts of coal and limitations on additional indebtedness. The facility includes customary default provisions, and all outstanding obligations may become immediately due and payable in the event of the Company’s default. As of September 30, 2009, the Company was in compliance with all relevant debt covenants. As of the date of this filing, the Company has borrowed $5.0 million and repaid $1.5 million in principal against this line of credit. The outstanding balance at September 30, 2009 was $4.0 million and an additional $0.5 million in principal was paid on October 7, 2009.

National Coal Corp.

Notes to Condensed Consolidated Unaudited Financial Statements, Continued

8. Asset Retirement Obligations

Asset retirement obligation activity for continuing operations for the nine months ending September 30, 2009 follows:

Obligation at December 31, 2008	$3,909,002
Accretion expense	364,894
Obligations incurred	—
Obligations settled	(41,469)

Obligation at September 30, 2009	4,232,427
Current portion	(145,282)

Long-term liability at September 30, 2009	$4,087,145

9. Stock–Based Compensation Plan

The Company’s 2004 Option Plan (the “Plan”) was authorized by the Board of Directors of the Company in March 2004, and amended in January 2005. Under the terms of the Plan, stock options may be granted to officers, directors, employees, and others. At September 30, 2009, 4,450,000 shares of common stock were authorized for issuance under the Plan. Shares subject to awards that expire unexercised or are otherwise terminated, again become available for awards. Upon exercise, stock is issued from unissued or treasury shares. The grant price of an option under the Plan may not be less than the fair market value of the common stock subject to such option on the date of grant. Options have a maximum life of ten years and generally vest 25% per year over a four year period. Options granted during the three months ended September 30, 2009 to purchase 451,138 shares in exchange for a one year salary reduction by certain officers, employees, and directors vest over a one year period.

During the three months ended September 30, 2009 and 2008, the Company recognized $421,661 and $535,353, respectively, in stock-based compensation expense, respectively. During the nine months ended September 30, 2009 and 2008, the Company recognized $1,126,961 and $980,654, respectively, in stock-based compensation expense, respectively.

The fair value of each option was estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Expected term (years)	6.00	*	6.00	6.25
Risk-free interest rates	2.69%	*	2.54%	3.37%
Expected dividend yield	0.0%	*	0.0%	0.0%
Expected volatility	94.74%	*	93.29%	65.57%

*	The Company did not grant options during the three months ended September 30, 2008.

The risk-free interest rate is based on the U.S. Treasury rate for the expected life at the time of grant, volatility is based on the average long-term implied volatilities of peer companies as the Company’s trading history is limited, and the expected term is determined using the simplified method assuming a ten-year original contract term and graded vesting over four years (one year for options granted during the three months ended September 30, 2009). The weighted-average grant-date fair value of options issued during the three months ended September 30, 2009 was $0.75. The weighted-average grant-date fair value of options issued during the nine months ended September 30, 2009 and 2008 were $0.79 and $3.79, respectively. The total intrinsic value of options exercised during the nine months ended September 30, 2008 was approximately $555,398. There were no options exercised during the nine months ended September 30, 2009.

National Coal Corp.

Notes to Condensed Consolidated Unaudited Financial Statements, Continued

Stock option activity for the nine months ended September 30, 2009 follows:

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value ($000)
Outstanding at December 31, 2008	1,755,875	$6.24	6.24	$—
Granted	125,000	0.94
Exercised	—	—
Forfeited	—	—
Expirations	(18,750)	4.72

Outstanding at March 31, 2009	1,862,125	$5.90	7.55	$52,250
Granted	55,000	1.80
Exercised	—	—
Forfeited	(33,750)	4.54
Expirations	—	—

Outstanding at June 30, 2009	1,883,375	$5.80	7.34	$31,000

Granted	451,138	0.97
Exercised	—	—
Forfeited	(125,000)	3.28
Expirations	(63,125)	1.56

Balance at September 30, 2009	2,146,388	$4.95	7.71	$137,699

Vested or expected to vest at September 30, 2009	3,306,580	$4.20
Exercisable	1,022,625	$6.75

As of September 30, 2009, there was $1,079,422 of total unrecognized compensation cost related to non-vested stock options granted under the Plan. The total fair value of shares vested during the nine months ended September 30, 2009 and 2008, was $1,418,724, and $2,428,162, respectively.

The Company from time to time issues restricted stock awards to key employees and directors. During the three months ended September 30, 2009 and 2008, the Company granted zero restricted shares, and recognized $104,583 and $37,497, respectively, in stock-based compensation expense. During the nine months ended September 30, 2009 and 2008, the Company granted 170,450 and 15,000 restricted shares, respectively, and recognized $340,493 and $37,497, respectively, in stock-based compensation expense.

10. Equity

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

National Coal Corp.

Notes to Condensed Consolidated Unaudited Financial Statements, Continued

11. Earnings (Loss) Per Share

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

For the three months ended September 30, 2009 and 2008, 320,184 and 2,484,275, respectively, potentially dilutive shares of the Company from warrants, convertible preferred stock and stock options were not included in the computation of diluted loss per share because to do so would be anti-dilutive. For the nine months ended September 30, 2009 and 2008, 134,108 and 2,466,311, respectively, potentially dilutive shares of the Company from warrants, convertible preferred stock and stock options were not included in the computation of diluted loss per share because to do so would be anti-dilutive.

The computations for basic and diluted earnings or loss per share from continuing operations are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Numerator:
Net loss from continuing operations	$(4,536,691)	$(4,548,561)	$(13,414,779)	$(19,409,666)
Preferred dividends	—	(40,328)	—	(120,106)

Numerator for basic and diluted from continuing operations	$(4,536,691)	$(4,588,889)	$(13,414,779)	$(19,529,772)

Denominator:

Weighted average shares - basic	34,009,439	33,139,355	33,987,742	30,688,851

Net loss per share from continuing operations - basic and diluted	$(0.13)	$(0.14)	$(0.40)	$(0.64)

12. Fair Value of Financial Instruments

The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments at September 30, 2009 and December 31, 2008:

Cash and accounts receivable: The carrying amount approximates fair value because of the short maturity of these instruments.

National Coal Corp.

Notes to Condensed Consolidated Unaudited Financial Statements, Continued

Debt: The fair value of the Company's long-term debt is estimated based on the quoted market prices for similar issues or on the estimated current rate of incremental borrowing available to the Company for similar liabilities.

The estimated fair values of the Company’s financial instruments are as follows:

	September 30, 2009		December 31, 2008
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Assets:
Cash and cash equivalents	$4,060,409	$4,060,409	$3,908,469	$3,908,469
Accounts receivable	1,227,488	1,227,488	474,351	474,351
Restricted cash	8,918,251	8,918,251	11,338,137	11,338,137

Financial liabilities:
Debt	47,124,367	39,564,367	44,228,836	35,828,836

13. Commitments and Contingencies

The Company is made a party to legal actions, claims, arbitration and administrative proceedings from time to time in the ordinary course of business. Management is not aware of any pending or threatened proceedings that might have a material impact on its cash flows, results of operations or financial condition.

On January 9, 2009, the Company’s independent railroad operator experienced a train derailment on the Company’s short-line railroad. As a result of the derailment, the Company lost approximately 750 tons of coal, or revenues of approximately $50,000, and seven third-party rail cars were destroyed, with an estimated value of approximately $680,000. The Company’s independent railroad operator incurred $290,000 in clean up costs. However, the Company suffered no disruption of service. While the Company and its insurance carrier continue to investigate this matter, the Company believes it is not liable with respect to this incident and, accordingly, has not accrued any corresponding obligation as of September 30, 2009.

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

Corporate Overview

National Coal Corp consists primarily of two wholly-owned subsidiaries: (i) National Coal Corporation and (ii) NCC Corp. and, until August 3, 2009, its wholly-owned subsidiary National Coal of Alabama, Inc., or NCA. We principally engage in the business of mining high quality bituminous steam coal in East Tennessee and, until August 3, 2009 and March 31, 2008, North Alabama and Southeast Kentucky, respectively. Our customers are electric utilities and industrial concerns in the Southeastern United States.

In Tennessee, we own the coal mineral rights to approximately 65,000 acres of land and lease the rights to approximately 14,000 additional acres. As of September 30, 2009, our mining complexes included two active and three inactive underground mines, one inactive and two active surface mines, and one inactive highwall mine. In addition, we have two preparation plants and two unit train loading facilities in Tennessee served by the Norfolk Southern (“NS”) railroad. We hold seven permits that allow us to open new or re-open existing mines in Tennessee close to current operations. As of September 30, 2009, we controlled approximately 33.4 million estimated recoverable tons of coal reserves in Tennessee as defined by the SEC Industry Guide 7 as that part of a mineral deposit which could be economically and legally extracted at the time of the reserve determination. At September 30, 2009, we had cash and cash equivalents of approximately $4.1 million and negative working capital of approximately $11.6 million. Cash flows provided by (used in) continuing operations were $2.9 million and $(6.2) million for the nine months ended September 30, 2009 and 2008, respectively.

On August 3, 2009, the holders of the 12% Notes due 2012 foreclosed on the outstanding capital stock of NCA, the collateral for the 12% Notes due 2012, and acquired NCA. NCA is no longer a subsidiary of ours as of such date. We acquired our Alabama operations in October 2007, financed principally through the issuance of $60 million in 12% Notes due 2012. On June 26, 2009, NCA was obligated to pay to its debt holders approximately $1.9 million of accrued interest on its 12% Notes due 2012. The date for making the interest payment was extended by the holders of the 12% Notes due 2012 to July 17, 2009, and on July 21, 2009, NCA defaulted on the 12% Notes due 2012 as the interest payment had not been made. Additionally, the credit agreement provides that upon the acceleration of the entire unpaid balance of the indebtedness, the holders of the 12% Notes due 2012 are entitled to receive the Make-Whole Amount, which amount is the present value of all future interest payments with respect to the principal amount of the indebtedness under the agreement. The Make-Whole Amount was approximately $19.8 million and was accrued as part of the loss from discontinued operations during the three and nine months ended September 30, 2009. The liability for this amount was included in the balance sheet of NCA when NCA was foreclosed upon. As a result of the transaction, we recorded a gain on disposal of discontinued operations for the three and nine months ended September 30, 2009 of approximately $23.5 million. Upon the foreclosure, our remaining operations are all located in Tennessee. No creditor of NCC Corp. or NCA, including the holders of the 12% Notes due 2012, has any recourse to National Coal Corp. or its other subsidiaries for any liabilities of NCC Corp. or NCA, including liabilities arising under the credit agreement.

On April 9, 2009 we entered into a Revolving Credit Agreement with Next View Partners, LLC (“Next View”), as administrative agent and collateral agent for certain lenders. This credit facility provides for borrowings of up to $10 million, and is permitted indebtedness under the indenture for our 10.5% Notes due 2010. The agreement allowed us the right to borrow up to an aggregate of $5 million on or before June 30, 2009 and an aggregate of $10 million after June 30, 2009. All amounts under the revolving loans become due and payable on December 15, 2009, unless we obtain the consent of holders of two-thirds of the outstanding principal amount of our 10.5% Notes due 2010 to extend the maturity date until April 9, 2010. We are in discussions to extend the maturity date of the revolving credit facility with the single holder of two-thirds of the principal amount of the 10.5% Notes due 2010. . Interest under this facility is payable at an annual rate of 13% for amounts outstanding up to $5,000,000 and 15% for amounts outstanding in excess of $5,000,000. Interest is payable monthly in arrears. Our obligations under this credit facility are secured by a lien on substantially all the assets of National Coal Corp. and its subsidiaries that own and operate its Tennessee mining operations. The credit facility contains several performance covenants, including minimum production and shipment amounts of coal and limitations on additional indebtedness. The facility includes customary default provisions, and all outstanding obligations may become immediately due and payable in the event of our default. As of September 30, 2009, we were in compliance with all relevant debt covenants. As of the date of this filing, we have borrowed $5.0 million and repaid $1.5 million in principal against this line of credit. The outstanding balance at September 30, 2009 was $4.0 million and an additional $0.5 million in principal was paid on October 7, 2009.

We believe that we have sufficient resources to fund our Tennessee operations throughout the remainder of 2009. However, this belief is predicated on certain assumptions as to: (i) sales volumes, related pricing and customers continuing to take deliveries of our coal as contracted; (ii) production levels; (iii) the availability of coal to be purchased at a reasonable price; (iv) budgeted capital expenditures; (v) cost per ton level decreases at existing mines and newly opened mines (vi) no rail service disruption; and (vii) the ability to extend our short term line of credit beyond maturity. Significant deviation from any one of these assumptions could have a material adverse effect on our operating cash flows.

We rely primarily on our ability to generate cash from operations to service our debt. If we do not generate sufficient cash flows to meet our debt service requirements, we may need to seek additional financing, the availability of which is uncertain given the current state of credit markets. If we are unable to obtain financing on terms that are acceptable to them amidst the tightening credit market, we could be forced to raise equity financing or sell assets under unfavorable circumstances to make up for any shortfall in our payment obligations. Additionally, since we defaulted on our 12% Notes due 2012, future financings may be difficult to obtain, if at all. The 10.5% Notes due 2010 limit our ability to sell assets and also restrict the use of the proceeds from any such sale. However, the debt facility does allow asset sales if the funds generated from such sales are used to pay outstanding debt and prepayment costs associated with the debt obligation. Even if asset sales are permitted, we may not be able to sell assets in a timely manner or for sufficient amounts to enable us to meet our debt obligations.

During the nine months ended September 30, 2009, our continuing operations generated total revenues of $64.7 million and sold approximately 0.9 million tons of coal. Revenues are derived primarily from the sale of coal to electric utility companies in the Southeastern United States pursuant to long-term contracts or open purchase order arrangements with long-time customers. Georgia Power Company represented approximately 97% of coal revenues from continuing operations for the nine months ended September 30, 2009.

We typically sell our coal for a specified per ton amount and at a negotiated price pursuant to both short-term contracts and contracts of twelve months or greater. The weighted average selling price per ton in Tennessee is $74.38, $79.56, and $76.47 on 0.3 million, 0.9 million, and 0.9 million tons contracted for the remainder of 2009, and fiscal years 2010 and 2011, respectively. Price adjustment, “price reopener” and other similar provisions in long-term supply agreements may reduce the protection from short-term coal price volatility traditionally provided by such contracts. Any adjustment or renegotiation leading to a significantly lower contract price would result in decreased revenues and lower gross margins, which could have a material adverse effect on the Company’s operating cash flows. Additionally, our customers may have the ability to delay the timing of their purchases, which could negatively impact operating cash flows. Finally, coal supply agreements also typically contain force majeure provisions allowing temporary suspension of performance by us or our customers during the duration of specified events beyond the control of the affected party.

We assume we will meet our contract commitments through a combination of produced tons and purchased coal. Our production can be negatively impacted by weather, labor shortages or equipment break-downs. Additionally, geological and mining conditions may not be fully identified by available exploration data or may differ from experience in current operations. During 2008, we experienced severe increases in diesel fuel and costs associated with all petroleum related products and also encountered additional regulatory examination, as did most of its competitors that weakened productivity. Additionally, coal for purchase may not be available, or available only at unfavorable prices. The occurrence of such events can adversely affect production, the cost of sales or both, and could have a materially adverse effect on our operating cash flows.

We invested approximately $5.5 million in equipment and mine development in our Tennessee operations during the nine months ended September 30, 2009. During the remainder of 2009, management expects to incur approximately $0.6 million to maintain existing assets in Tennessee. In prior years, we experienced the unanticipated loss of the use of key equipment, which resulted in lost production and lost revenues. We may experience similar mechanical failures in the future, which could have a material adverse effect on our operating cash flows.

On January 9, 2009, our independent railroad operator experienced a train derailment on our short-line railroad. As a result of the derailment, we lost approximately 750 tons of coal, or revenues of approximately $50,000, and seven third-party rail cars were destroyed, with an estimated value of approximately $680,000. Our independent railroad operator incurred $290,000 in clean up costs. However, we suffered no disruption of service. While we and our insurance carrier continue to investigate this matter, we do not believe we are liable with respect to this incident and, accordingly, have not accrued any corresponding obligation as of September 30, 2009.

Results of Operations

The following table presents consolidated statement of operations data for each of the periods indicated as a percentage of revenues.

	Three Months Ended		Nine Months Ended
(in percentages)	September 30,		September 30,
	2009	2008	2009	2008
Revenues	100.0	100.0	100.0	100.0
Operating expenses:
Cost of sales	90.5	88.6	90.1	94.8
Cost of services	2.7	4.5	3.6	3.9
Depreciation, depletion, amortization and accretion	10.8	11.5	11.6	13.7
General and administrative	8.3	12.3	8.1	12.0

Total operating expenses	112.3	116.9	113.4	124.4

Loss from operations	(12.3)	(16.9)	(13.4)	(24.4)
Other income (expense):
Interest expense	(8.6)	(8.7)	(7.8)	(10.9)
Interest income	0.2	1.0	0.3	1.1
Other income (expense), net	0.2	(0.1)	0.1	(3.6)

Loss from continuing operations before income taxes	(20.5)	(24.5)	(20.7)	(37.7)
Income tax benefit	—	—	—	—

Net loss from continuing operations, net of tax	(20.5)	(24.5)	(20.7)	(37.7)

Income (loss) from discontinued operations, net of tax	17.5	(20.7)	(2.3)	(15.9)

Net income (loss)	(3.0)	(45.2)	(23.0)	(53.6)

Comparison of Three Months Ended September 30, 2009 and Three Months Ended September 30, 2008

Production

During the three months ended September 30, 2009 and 2008, our Tennessee mines produced 201,121 and 264,947 tons of coal, respectively, as follows:

	Three Months Ended September 30,
	2009		2008
	Tons	%	Tons	%
Production:
Surface mines	100,496	34.9	114,176	41.8
Highwall mines	20,280	7.0	46,085	16.8
Underground mines	80,345	27.9	104,686	38.3

Total tons produced	201,121	69.8	264,947	96.9
Purchased coal	87,137	30.2	8,593	3.1

Total tons available	288,258	100.0	273,540	100.0

Our discontinued operations, which are not included in the figures above, produced 46,741 tons and 221,895 tons during the three months ended September 30, 2009 and 2008, respectively.

We purchased more coal during the three months ended September 30, 2009 as compared to the same period 2008 because coal from small producers became available at much lower prices than was previously available. Being able to purchase coal at reasonable prices also allowed us to idle a higher cost underground mine earlier in the year and concentrate production in more productive, lower cost mines.

Revenue

During the three months ended September 30, 2009, we generated all of our coal sales revenue from electric utilities under contracts of twelve months or greater.

Tons sold and the associated revenue for the three month periods follows:

	Three Months Ended September 30,		Increase/(decrease)
	2009	2008	$	%
Coal sales	$21,483,618	$17,604,657	3,878,961	22.0
Tons sold	286,447	270,515	15,932	5.9
Average price per ton sold	$75.00	$65.08	9.92	15.2

Other revenues	$637,181	$976,683	(339,502)	(34.8)

The 22.0% increase in revenue from coal sales for the three months ended September 30, 2009 as compared to the same period in 2008 was primarily the result of the average selling price for coal sold from our Tennessee operations increasing 15.2% from $65.08 per ton sold during the 2008 period to $75.00 per ton sold during the 2009 period, while tons sold also increasing 5.9% from 270,515 tons in 2008 to 286,447 tons in 2009. During 2008, we successfully renegotiated several of our existing coal supply agreements resulting in an increased selling price per ton and additional revenues from those contracts in our Tennessee operations.

The decrease in other revenues of $0.3 million is primarily due to fluctuations in production volume relating to revenue from a contract mining services agreement between Xinergy Corp. and National Coal Corporation to mine coal from a highwall mine previously sold to Xinergy Corp. as part of the Straight Creek sale on March 31, 2008.

Cost of Sales

	Three Months Ended September 30,		Increase/(decrease)
	2009	2008	$	%
Cost of sales	$20,028,882	$16,457,270	3,571,612	21.7
Tons sold	286,447	270,515	15,932	5.9
Average cost per ton sold	$69.92	$60.84	9.08	14.9

Cost of services	$608,274	$840,599	(232,325)	(27.6)

Total cost of sales increased 21.7% during the three months ended September 30, 2009 as compared to the same three month period in 2008 primarily as a result of our Tennessee mines selling 286,447 tons during the three months ended September 30, 2009 compared to 270,515 tons during the three months ended September 30, 2008, which increased cost per ton sold by $9.08 due primarily to an $11.80 per ton sold increase in purchased coal and an increase in labor, explosives and repairs of $2.24 per ton partially offset by a reduction in freight and fuel costs of $4.14 per ton sold and consulting fees of $1.97 per ton sold. During the three months ended September 30, 2009, we purchased and sold 87,137 tons of coal at an average price of $59.80 as compared to 8,593 tons at an average price per ton of $48.00 in the same prior year period.

Depreciation, Depletion, Amortization and Accretion

	Three Months Ended September 30,		Increase/(decrease)
	2009	2008	$	%
Depreciation, depletion, amortization and accretion	$2,392,606	$2,141,220	251,386	11.7
Tons sold	286,447	270,515	15,932	5.9
Average cost per ton sold	$8.35	$7.92	0.44	5.5

The 11.7% increase in depreciation, depletion, amortization, and accretion expense for the three months ended September 30, 2009 as compared to the same three month period in 2008 was primarily the result of:

(i)	A $0.6 million increase in our Tennessee operations attributable to an increase in mine development resulting from the opening of new mines near the end of 2008; offset by

(ii)	A $0.3 million decrease in expense attributable to the closing of mines during the second quarter of 2009.

General and Administrative Expenses

	Three Months Ended September 30,		Increase/(decrease)
	2009	2008	$	%
General and administrative expense	$1,821,731	$2,277,883	(456,152)	(20.0)
Tons sold	286,447	270,515	15,932	5.9
Average cost per ton sold	$6.36	$8.42	(2.06)	(24.5)

The 20.0% decrease in general and administrative expenses for the three months ended September 30, 2009 as compared to the same period in the previous year is primarily attributable to the reduction in bad debt expense of $0.1 million, professional and consulting fees of $0.2 million, and payroll and stock compensation expense of $0.1 million.

Other (Income) Expense

	Three Months Ended September 30,		Increase/(decrease)
	2009	2008	$	%
Interest expense	$1,910,496	$1,616,725	$293,771	18.2
Interest income	(65,175)	(180,143)	114,968	(63.8)
Other	(39,324)	(23,653)	(15,671)	66.3

Total other (income) expense	$1,805,997	$1,412,929	$393,068	27.8

The 18.2% increase in interest expense for the three months ended September 30, 2009 as compared to the same period in 2008, is primarily related to interest expense on our short term line of credit obtained during April 2009. Interest income decreased by 63.8% the three months ended September 30, 2009 compared to the same period in 2008 due to lower average cash balances in 2009 compared to 2008.

Income (loss) from Discontinued Operations

	Three Months Ended September 30,		Increase/(decrease)
	2009	2008	$	%
Income (loss) from Discontinued Operations	$3,872,741	$(3,841,312)	7,714,053	*

*	Not meaningful.

During the three months ended September 30, 2009 our discontinued operations sold 46,741 tons at an average sales price of $79.41 for total sales revenue of $3.7 million compared to 221,895 tons sold at an average sales price of $67.17 for total sales revenue of $14.9 million during the same period in 2008.

Total cost of sales from discontinued operations during the 2009 period was $3.1 million at an average cost per ton sold of $67.24 compared to $13.7 million at an average cost per ton sold of $61.96 during the three month period in 2008.

The decrease in sales revenue and cost of sales during the 2009 period compared to 2008 is directly attributable to the default on August 3, 2009 of our 12% Notes due 2012. As a result of the transaction, we recorded a gain on the disposal of discontinued operations of $23.5 million offset by the “Make Whole Amount” of $19.8 million included in interest expense during the three months ended September 30, 2009.

Comparison of Nine Months Ended September 30, 2009 and Nine Months Ended September 30, 2008

Production

During the nine months ended September 30, 2009 and 2008, our Tennessee mines produced 631,756 and 772,217 tons of coal, respectively, as follows:

	Nine Months Ended September 30,
	2009		2008
	Tons	%	Tons	%
Production:
Surface mines	283,799	32.7	345,750	41.4
Highwall mines	80,891	9.3	135,598	16.3
Underground mines	267,066	30.7	290,869	34.9

Total tons produced	631,756	72.7	772,217	92.6
Purchased coal	237,828	27.3	61,453	7.4

Total tons available	869,584	100.0	833,670	100.0

The 2008 figures above include 59,181 tons produced by our Straight Creek operations that were sold in the first quarter of 2008. Our discontinued operations, which are not included in the figures above, produced 392,108 and 653,162 tons during the nine months ended September 30, 2009 and 2008, respectively.

We purchased more coal during the nine months ended September 30, 2009 as compared to the same period 2008 because coal from small producers became available at much lower prices than was previously available. Being able to purchase coal at reasonable prices also allowed us to idle a higher cost underground mine earlier in the year and concentrate production in more productive, lower cost mines.

Revenue

During the nine months ended September 30, 2009, we generated coal sales revenue primarily from three electric utilities (99.1%) pursuant to coal sales contracts of twelve months or greater.

Tons sold and the associated revenue for the nine month periods follows:

	Nine Months Ended September 30,		Increase/(decrease)
	2009	2008	$	%
Coal sales	$62,325,476	$49,084,206	13,241,270	27.0
Tons sold	855,036	827,519	27,517	3.3
Average price per ton sold	$72.89	$59.31	13.58	22.9

Other revenues	$2,400,759	$2,340,838	59,921	2.6

The 27.0% increase in revenue from coal sales for the nine months ended September 30, 2009 as compared to the same period in 2008 was primarily the result of:

(i)	The average selling price for coal sold from our Tennessee operations increased from $60.87 per ton sold during the 2008 period to $72.89 per ton sold during the 2009 period, while tons sold increased from 726,641 tons in 2008 to 855,036 tons in 2009; offset by

(ii)	The sale on March 31, 2008 of our Straight Creek mining operations in Kentucky, which sold 100,878 tons at an average price of $48.12 during the 2008 period.

The increase in other revenues of 2.6% is primarily due to fluctuations in production volume relating to revenue from a contract mining services agreement between Xinergy and National Coal Corporation to mine coal from a highwall mine previously sold to Xinergy as part of the Straight Creek sale on March 31, 2008.

Cost of Sales

	Nine Months Ended September 30,		Increase/(decrease)
	2009	2008	$	%
Cost of sales	$58,295,500	$48,735,619	9,559,881	19.6
Tons sold	855,036	827,519	27,517	3.3
Average cost per ton sold	$68.18	$58.89	9.29	15.8

Cost of services	$2,316,948	$1,985,087	331,861	16.7

Total cost of sales increased 19.6% during the nine months ended September 30, 2009 as compared to the same nine month period in 2008 primarily as a result of:

(i)	Our Tennessee mines sold 726,641 tons during the nine months ended September 30, 2008 compared to 855,036 tons during the nine months ended September 30, 2009, and the cost per ton sold increased by $10.15 due primarily to increases in purchased coal and labor. During the nine months ended September 30, 2009, we purchased 237,828 tons of coal at an average price of $62.78 as compared to only 25,257 tons at an average price per ton of $47.26 in the same prior year period; offset by

(ii)	The sale of our Straight Creek mining operations, which sold 100,878 tons at a cost of $75.97 per ton during 2008.

Depreciation, Depletion, Amortization and Accretion

	Nine Months Ended September 30,		Increase/(decrease)
	2009	2008	$	%
Depreciation, depletion, amortization and accretion	$7,528,951	$7,035,844	$493,107	7.0
Tons sold	855,036	827,519	27,517	3.3
Average cost per ton sold	$8.81	$8.50	$0.31	3.6

The 7.0% increase in depreciation, depletion, amortization, and accretion expense for the nine months ended September 30, 2009 as compared to the same nine month period in 2008 was primarily the result of:

(i)	A $1.5 million increase in expense at our Tennessee operations primarily attributable to new mine development in 2008 and 2009; and

(ii)	A $0.2 million increase in expense related to the reopening of one of our train loading facilities during the third quarter of 2008; offset by

(ii)	A reduction of $0.2 million in depreciation expense in our Tennessee operations attributable to approximately $13 million of equipment becoming fully depreciated during 2008; and

(iii)	The sale of approximately $16.1 million in property, plant, equipment, and mine development, and a resulting decrease of $0.9 million of corresponding expense, associated with the sale of our Straight Creek properties on March 31, 2008.

General and Administrative Expenses

	Nine Months Ended September 30,		Increase/(decrease)
	2009	2008	$	%
General and administrative expense	$5,247,932	$6,192,331	(944,399)	(15.3)
Tons sold	855,036	827,519	27,517	3.3
Average cost per ton sold	$6.14	$7.48	(1.35)	(18.0)

The 15.3% decrease in general and administrative expenses for the nine months ended September 30, 2009 as compared to the same period in the previous year is primarily attributable to the reduction in bad debt expense of $0.3 million, professional fees of $0.3 million, insurance expense of $0.2 million and legal fees of $0.3 million; offset by an increase in payroll and stock compensation expense of $0.2 million.

Other (Income) Expense

	Nine Months Ended September 30,		Increase/(decrease)
	2009	2008	$	%
Interest expense	$5,037,908	$5,626,763	$(588,855)	(10.5)
Interest income	(222,281)	(572,460)	350,179	(61.2)
Other	(63,944)	1,831,526	(1,895,470)	(103.5)

Total other (income) expense	$4,751,683	$6,885,829	$(2,134,146)	(31.0)

The 10.5% decrease in interest expense for the nine months ended September 30, 2009 as compared to the same period in 2008, was primarily the result of:

(i)	A reduction in interest expense on our 10.5% senior secured notes attributable to the exchange of $13.0 million in notes and $158,958 in accrued interest for 1,855,935 shares of our common stock during 2008; and

(ii)	A reduction in interest expense attributable to the repayment of a $10.0 million term loan credit facility during 2008 offset by

(iii)	An increase in interest expense related to our short-term credit facility obtained during April 2009.

Interest income decreased by 61.2% for the nine months ended September 30, 2009 compared to the same period in 2008 due to lower average cash balances in 2009 compared to 2008.

Other (income) expense decreased $1.9 million for the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008 primarily due to:

(i)	The loss on extinguishment of debt of approximately $1.7 million resulting from the $13.0 million reduction in debt on our 10.5% senior secured notes and the loss resulting from the repayment of a $10.0 million term loan credit facility; and

(ii)	The loss on sale of assets of $0.3 million primarily related to the sale of our Straight Creek operations on March 31, 2008.

Income (loss) from Discontinued Operations, Net of Taxes

	Nine Months Ended September 30,		Increase/(decrease)
	2009	2008	$	%
Income (loss) from discontinued operations, net of taxes	$(1,485,157)	$(8,153,317)	6,668,160	*

*	Not meaningful.

During the nine months ended September 30, 2009 our discontinued operations sold 404,245 tons at an average sales price of $77.45 for total sales revenue of $31.3 million compared to 749,266 tons sold at an average sales price of $65.77 for total sales revenue of $49.3 million during the same period in 2008.

Total cost of sales from discontinued operations during the 2009 period was $26.6 million at an average cost per ton sold of $65.68 compared to $45.1 million at an average cost per ton sold of $60.18 during the nine month period in 2008.

The decrease in sales revenue and cost of sales during the 2009 period compared to 2008 is directly attributable to the default on August 3, 2009 of our 12% Notes due 2012. As a result of the transaction, we recorded a gain on the disposal of discontinued operations of $23.5 million offset by the “Make Whole Amount” of $19.8 million included in interest expense during the nine months ended September 30, 2009.

Liquidity and Capital Resources

On August 3, 2009, the holders of the 12% Notes due 2012 foreclosed on the outstanding capital stock of NCA, the collateral for the 12% Notes due 2012, and acquired NCA. As a result, NCA is no longer our subsidiary as of that date. We acquired our Alabama operations in October 2007, financed principally through the issuance of $60 million in 12% Notes due 2012. On June 26, 2009, NCA was obligated to pay to its debt holders approximately $1.9 million of accrued interest on its 12% Notes due 2012. The date for making the interest payment was extended by the holders of the 12% Notes due 2012 to July 17, 2009, and on July 21, 2009, NCA defaulted on the 12% Notes due 2012 as the interest payment had not been made. Additionally, the credit agreement provides that upon the acceleration of the entire unpaid balance of the indebtedness, the holders of the 12% Notes due 2012 are entitled to receive the Make-Whole Amount, which amount is the present value of all future interest payments with respect to the principal amount of the indebtedness under the agreement. The “Make-Whole Amount” was approximately $19.8 million and was accrued as part of the loss from discontinued operations during the three and nine months ended September 30, 2009. The liability for this amount was included in the balance sheet of NCA when NCA was foreclosed upon. As a result of the transaction, we recorded a gain on disposal of discontinued operations for the three and nine months ended September 30, 2009 of approximately $23.5 million. Upon the foreclosure, our remaining operations are all located in Tennessee. No creditor of NCC Corp. or NCA, including the holders of the 12% Notes due 2012, has any recourse to National Coal Corp. or its other subsidiaries for any liabilities of NCC Corp. or NCA, including liabilities arising under the credit agreement.

At September 30, 2009, we had cash and cash equivalents of approximately $4.1 million and negative working capital of approximately $11.6 million. Cash flows provided by (used in) continuing operations were $2.9 million and $(6.2) million for the nine months ended September 30, 2009 and 2008, respectively.

On April 9, 2009 we entered into a Revolving Credit Agreement with Next View Partners, LLC (“Next View”), as administrative agent and collateral agent for certain lenders. This credit facility provides for borrowings of up to $10 million, and is permitted indebtedness under the indenture for our 10.5% Notes due 2010. The agreement allows us the right to borrow up to an aggregate of $5 million on or before June 30, 2009 and an aggregate of $10 million after June 30, 2009. All amounts under the revolving loans become due and payable on December 15, 2009, unless we obtain the consent of holders of two-thirds of the outstanding principal amount of our 10.5% Notes due 2010 to extend the maturity date until April 9, 2010. We are in discussions to extend the maturity date of the revolving credit facility with the single holder of two-thirds of the principal amount of the 10.5% Notes due 2010. ..Interest under this facility is payable at an annual rate of 13% for amounts outstanding up to $5,000,000 and 15% for amounts outstanding in excess of $5,000,000. Interest is payable monthly in arrears. Our obligations under this credit facility are secured by a lien on substantially all the assets of National Coal Corp. and its subsidiaries that own and operate our Tennessee mining operations. The credit facility contains several performance covenants, including that we produce and ship minimum amounts of coal, and limitations on additional indebtedness. The facility includes customary default provisions, and all outstanding obligations may become immediately due and payable in the event of our default. As of September 30, 2009, we were in compliance with all relevant debt covenants. As of the date of this filing, we have borrowed $5.0 million and repaid $1.5 million in principal against this line of credit. The outstanding balance at September 30, 2009 was $4.0 million and an additional $.5 million in principal was paid on October 7, 2009.

During the quarter ended September 30, 2009, we re-collateralized the surety bonds securing our reclamation liabilities. This action resulted in the release of approximately $3.0 million in previously restricted cash during the quarter and an additional $1.4 million in previously restricted cash in October 2009. The total $4.4 million is available for our working capital needs.

We believe that we have sufficient resources to fund our Tennessee operations throughout the remainder of 2009. However, this belief is predicated on certain assumptions as to: (i) sales volumes, related pricing and customers continuing to take deliveries of our coal as contracted; (ii) production levels; (iii) the availability of coal to be purchased at a reasonable price; (iv) budgeted capital expenditures; (v) cost per ton level decreases at existing mines and newly opened mines (vi) no rail service disruption; and (vii) the ability to extend our short term line of credit beyond maturity. Significant deviation from any one of these assumptions could have a material adverse effect on our operating cash flows.

We rely primarily on our ability to generate cash from operations to service our debt. If we do not generate sufficient cash flows to meet our debt service requirements, we may need to seek additional financing, the availability of which is uncertain given the current state of credit markets. If we are unable to obtain financing on terms that are acceptable to them amidst the tightening credit market, we could be forced to raise equity financing or sell assets under unfavorable circumstances to make up for any shortfall in our payment obligations. Additionally, since we defaulted on our 12% Notes due 2012, future financings may be difficult to obtain, if at all. The 10.5% Notes due 2010 limit our ability to sell assets and also restrict the use of the proceeds from any such sale. However, the debt facility does allow asset sales if the funds generated from such sales are used to pay outstanding debt and prepayment costs associated with the debt obligation. Even if asset sales are permitted, we may not be able to sell assets in a timely manner or for sufficient amounts to enable us to meet our debt obligations.

During the nine months ended September 30, 2009, our continuing operations generated total revenues of $64.7 million and sold approximately 0.9 million tons of coal. Revenues are derived primarily from the sale of coal to electric utility companies in the Southeastern United States pursuant to long-term contracts or open purchase order arrangements with long-time customers. Georgia Power Company represented approximately 97% of our coal revenues from continuing operations for the nine months ended September 30, 2009.

We typically sell our coal for a specified per ton amount and at a negotiated price pursuant to both short-term contracts and contracts of twelve months or greater. The weighted average selling price per ton in Tennessee is $74.38, $79.56, and $76.47 on 0.3 million, 0.9 million, and 0.9 million tons contracted for the remainder of 2009, and fiscal years 2010 and 2011, respectively. Price adjustment, “price reopener” and other similar provisions in long-term supply agreements may reduce the protection from short-term coal price volatility traditionally provided by such contracts. Any adjustment or renegotiation leading to a significantly lower contract price would result in decreased revenues and lower gross margins, which could have a material adverse effect on our operating cash flows. Additionally, our customers may have the ability to delay the timing of their purchases, which could negatively impact operating cash flows. Finally, coal supply agreements also typically contain force majeure provisions allowing temporary suspension of performance by us or our customers during the duration of specified events beyond the control of the affected party.

We assume we will meet our contract commitments through a combination of produced tons and purchased coal. Our production can be negatively impacted by weather, labor shortages or equipment break-downs. Additionally, geological and mining conditions may not be fully identified by available exploration data or may differ from experience in current operations. During 2008, we experienced severe increases in diesel fuel and costs associated with all petroleum related products and also encountered additional regulatory examination, as did most of our competitors that weakened productivity. Additionally, coal for purchase may not be available, or available only at unfavorable prices. The occurrence of such events can adversely affect production, the cost of sales or both, and could have a materially adverse effect on our operating cash flows.

We invested approximately $5.5 million in equipment and mine development in our continuing operations during the nine months ended September 30, 2009. During the remainder of 2009, management expects to incur approximately $0.6 million to maintain existing assets in Tennessee. In prior years, we experienced the unanticipated loss of the use of key equipment, which resulted in lost production and lost revenues. We may experience similar mechanical failures in the future, which could have a material adverse effect on our operating cash flows.

The following table summarizes our long-term debt obligations, excluding capital leases from continuing operations:

	September 30, 2009	December 31, 2008
10.5% Senior Secured Notes, due 2010	$42,000,000	$42,000,000
Equipment loans and installment purchase obligations	1,620,308	3,137,897
Insurance premium financing	390,545	477,749

	44,010,853	45,615,646

Unamortized discounts	(886,486)	(1,386,810)

Current portion of long-term debt	(1,586,361)	(2,336,191)

Total long-term debt	$41,538,006	$41,892,645

Cash Flows

We currently satisfy our working capital requirements primarily through cash flows generated from operations and sales of debt and equity securities. For the nine months ended September 30, 2009, we had a net increase in cash of approximately $0.2 million. Cash flows from operating, financing and investing activities for the nine months ended September 30, 2009 and 2008 are summarized in the following table:

	September 30, 2009	September 30, 2008
Activity:
Operating activities	$6,560,776	$(3,601,180)
Investing activities	(5,242,793)	7,492,879
Financing activities	(1,166,043)	(2,510,476)

Net increase in cash and cash equivalents	$151,940	$1,381,223

Operating Activities

The net cash provided by operating activities of $6.6 million during the nine months ended September 30, 2009 compared with prior year cash used in operations of $3.6 million was primarily attributable to an improvement of $9.1 million of cash flows provided by our continuing operations (which includes $2.4 million of non-recurring Straight Creek operating losses during 2008) and the increase in accounts payable and accrued expenses of $8.8 million

Investing Activities

The change in cash provided by investing activities from $7.5 million for the nine months ended September 30, 2008 to cash used in investing activities of $5.2 million for the nine months ended September 30, 2009 was primarily due to (i) $10.7 million of proceeds received from the sale of our Straight Creek, Kentucky properties in March 2008 (ii) an increase in capital expenditures of $1.3 million in 2009 and (iii) a decrease in restricted cash released to operations of $3.9 million in 2009 compared to 2008.

Financing Activities

The change in net cash used in financing activities of $1.2 million during the nine months ended September 30, 2009 compared to the net cash used in financing activities of $2.5 million for the nine months ended September 30, 2008 was primarily due to the proceeds received from borrowings on our revolving credit facility entered into on April 9, 2009 offset by the repayment of outstanding debts associated with the sale of our Straight Creek operations in 2008.

Off-Balance Sheet Arrangements

At September 30, 2009, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, variable interest or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Critical Accounting Policies, Judgments and Estimates

Accounting measurements at interim dates inherently involve greater reliance on estimates than those made at year-end. The results for the nine months ended September 30, 2009 are not necessarily indicative of results to be expected for the full year. Please refer to the section entitled “Critical Accounting Policies, Judgments and Estimates” included in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation of our Annual Report on Form 10-K for the year ended December 31, 2008 for a discussion of our critical accounting policies, judgments and estimates. There have been no material changes to the previously reported information concerning our Critical Accounting Policies, Judgments and Estimates.

Recent Accounting Pronouncements

In April 2009, the FASB issued ASC 320-10-65, “Recognition and Presentation of Other-Than-Temporary Impairments”. It amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. It does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. It is effective for interim and annual reporting periods ending after June 15, 2009. The adoption did not have a material impact on our consolidated financial statements.

In April 2009, the FASB issued ASC 820-10-65, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”. It provides additional guidance for estimating fair value in accordance with ASC 820 when the volume and level of activity for the asset or liability have significantly decreased and includes guidance on identifying circumstances that indicate a transaction is not orderly. It does not change the definition of fair value under ASC 820. The FSP is effective for interim and annual reporting periods ending after June 15, 2009. The adoption did not have a material impact on our consolidated financial statements.

In May 2009, the FASB issued ASC 855, Subsequent Events. It establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It is effective for interim and annual periods ending after June 15, 2009. The adoption did not have a material impact on our financial position or results of operations.

In June 2009, the FASB issued The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (the Codification). The Codification became the single official source of authoritative, non-governmental U.S. GAAP. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. The Codification is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption did not have a material impact on our consolidated financial position or results of operations.

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

Controls and Procedures

Members of our management, including our President and Chief Executive Officer, Daniel A. Roling, and Chief Financial Officer, Michael R. Castle, have evaluated the effectiveness of our disclosure controls and procedures, as defined by paragraph (e) of Exchange Act Rules 13a-15 or 15d-15, as of September 30, 2009, the end of the period covered by this report. Based upon that evaluation, Messrs. Roling and Castle concluded that our disclosure controls and procedures were effective as of September 30, 2009.

Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting or in other factors identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1A.	Risk Factors

This Quarterly Report on Form 10-Q contains forward-looking statements, which are subject to a variety of risks and uncertainties. Other actual results could differ materially from those anticipated in those forward-looking statements as a result of various factors, including those set forth in the risk factors relating to our business and common stock contained in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2008. There have been no material changes to such risk factors during the nine months ended September 30, 2009.

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

NATIONAL COAL CORP.

Date: November 5, 2009		/s/ MICHAEL R. CASTLE
	By:	Michael R. Castle
	Its:	Chief Financial Officer
(Principal Financial and Accounting Officer)