Form 10-K
period 2009-12-31
NATIONAL COAL CORP
filed 2010-03-31
CIK 1089575

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2009

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer.

Large Accelerated Filer	☐	Non-accelerated Filer	☒
Accelerated Filer	☐	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2009, based on the closing price of the common stock as reported by The NASDAQ Global Market on such date, was approximately $40,912,068.

As of March 29, 2010, the issuer had 34,313,889 shares of common stock, par value $.0001 per share, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the issuer’s Proxy Statement for its 2010 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report.

NATIONAL COAL CORP.

(i)

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

Forward-looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by which, that performance or those results will be achieved. Forward-looking statements are based on information available at the time they are made and/or management’s good faith belief as of that time with respect to future events, and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. Important factors that could cause these differences include, but are not limited to:

•	continued weakness in US and worldwide economic conditions;

•	demand for coal, electricity and competing energy sources;

•	changes in environmental standards related to coal combustion causing coal users to switch to other fuels;

•	difficulties in implementing our business strategies;

•	reliance on customers honoring existing contracts and entering into new contracts;

•	dependence on one customer for a substantial portion of our sales;

•	unexpected disruption of rail or truck systems that transport our coal;

•	our ability to attract and retain skilled labor to meet our needs;

•	our ability to purchase coal from various third party sources;

•	inherent risks in surface and underground coal mining being subject to unexpected disruptions in our ability to produce coal including geological conditions, equipment failure, accidents and weather;

•

the effects of governmental regulation including obtaining permits and the increasingly stringent federal and state proposals to regulate greenhouse gas emissions and to comply with various environmental standards for us and our customers;

•	increases in the price of certain products and commodities used in our mining operations that could impact our production and transportation costs;

•	the costs of reclamation associated with re-mining previously mined properties;

•	our assumptions regarding economically recoverable coal reserve estimates;

•	our ability to continue to provide cash collateral for reclamation surety bonds;

•	industry competition and various factors that cause fluctuations in the demand for coal and the price of coal;

•	our ability to continue to be able to provide capital necessary to finance our growth strategies amidst tightened credit standards and markets;

•	our ability to continue as a going concern;

•	our ability to refinance our $42.0 million 10.5% Notes due December 2010;

•	our ability to raise funds in debt or equity markets at terms acceptable to us, or if at all;

•	our ability to comply with restrictions imposed by our existing credit facilities;

•	our ability to obtain waivers from lenders if we do not comply with various financial covenants required under existing credit facilities;

•	other factors discussed under the headings “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business.”

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

Corporate Overview

We mine, process and sell high quality bituminous steam coal from mines located in East Tennessee. From October 2007 until August 2009, we had mining operations in North Alabama, and from November 2004 until March 2008, we had mining operations in Southeast Kentucky. We sold our Kentucky operations in March 2008, and our subsidiary, National Coal of Alabama, Inc., which operated our Alabama mining operations, defaulted on its senior secured debt, resulting in the lender’s foreclosure on our subsidiary’s outstanding capital stock. As a result, National Coal of Alabama, Inc. ceased to be our subsidiary in August 2009. Throughout this report, we refer to our continuing operations as the operating results of our Tennessee operations, and the operating results of our Kentucky operations for the period from November 2004 through March 31, 2008. We refer to our discontinued operations as the operating results of our Alabama operations for the period from October 2007 through August 2009.

Our continuing operations in Tennessee include the coal mineral rights to approximately 65,000 acres of land and lease the rights to approximately 14,000 additional acres. As of December 31, 2009, our mining complexes included two active and three inactive underground mines, one active and two inactive surface mines, and one inactive highwall mine. In addition, we have two preparation plants and two unit train loading facilities served by the Norfolk Southern railroad. We hold five permits that allow us to open new or re-open existing mines close to current operations. As of December 31, 2009, we controlled approximately 39.1 million estimated recoverable tons of coal reserves as defined by the SEC Industry Guide 7 as that part of a mineral deposit which could be economically and legally extracted at the time of the reserve determination.

At December 31, 2009, we had cash and cash equivalents of approximately $1.2 million and negative working capital of approximately $54.8 million. Included in working capital is $45.0 million of principal amount of secured indebtedness that matures on December 15, 2010. Cash flows provided by (used in) continuing operations were approximately $38,000 and $(9.6) million for the years ended December 31, 2009 and 2008, respectively.

During the year ended December 31, 2009, our continuing operations generated total revenues of $88.0 million and sold approximately 1.2 million tons of coal. Revenues are derived primarily from the sale of coal to electric utility companies in the Southeastern United States pursuant to long-term contracts or open purchase order arrangements with long-time customers. Georgia Power Company represented approximately 95% of our continuing operations’ coal revenues for the year ended December 31, 2009.

We typically sell our coal for a specified per ton amount and at a negotiated price pursuant to both short-term contracts and contracts of twelve months or greater. The weighted average selling price per ton for continuing operations is $79.62, $76.03 and $73.70 on 0.9 million, 0.8 million and 0.5 million tons contracted for fiscal years 2010, 2011 and 2012, respectively. Price adjustment, “price reopener” and other similar provisions in long-term supply agreements may reduce the protection from short-term coal price volatility traditionally provided by such contracts. Any adjustment or renegotiation leading to a significantly lower contract price would result in decreased revenues and lower gross margins, which could have a material adverse effect on our operating cash flows. Additionally, our customers may have the ability to delay the timing of their purchases, which could negatively impact operating cash flows. Finally, coal supply agreements also typically contain force majeure provisions allowing temporary suspension of performance by us or our customers during the duration of specified events beyond the control of the affected party.

During the first quarter of 2010, we experienced a significant reduction in cash receipts following the suspension of coal shipments to Georgia Power Company due to freezing weather in the Southeast United States, which cash shortfall has been financed primarily by our vendors, resulting in a significant increase in accounts payable since the beginning of the year. Additionally, at December 31, 2009 we had $45.0 million in principal amount of secured debt that is scheduled to mature on December 15, 2010, and as of the date this report is filed with the SEC, we are in default under our $5.0 million short-term revolving credit agreement. Accordingly, our immediate focus is to improve our operating liquidity in the short-term by reducing accounts payable to historical levels, to pay off our $5.0 million short-term revolving credit facility or otherwise obtain our lender’s forbearance from accelerating the indebtedness and otherwise exercising its remedies thereunder, and to pay off the balance of our secured debt by its scheduled maturity date. We have explored and continue to explore a number of options to achieve both of these objectives, including selling assets, refinancing our debt, exchanging our equity for our debt, selling the company, merging with another company, or some combination of these options. We are also considering whether to pursue these and other potential transactions after filing for protection under the federal bankruptcy laws. Our long term strategy of increasing revenue, expanding production and achieving profitable operations can only be pursued after we successfully address our short-term objectives.

Corporate History

Our business activity prior to April 30, 2003 reflected only the start-up of National Coal Corporation, a Tennessee corporation, which consisted of the formation of the corporation and the acquisition of certain properties referred to as the New River Tract. Prior to April 30, 2003, National Coal Corp., a Florida corporation, formerly known as Southern Group International, Inc., was a “blank check” company, which is a company that had no specific business plan or purpose or had indicated that its business plan was to engage in a merger or acquisition with an unidentified company or companies. On April 30, 2003, National Coal Corporation consummated a reorganization in which all of the outstanding shares of National Coal Corporation, a privately-held Tennessee corporation, were exchanged for 8,549,975 shares of Southern Group International, Inc., which subsequently changed its name to National Coal Corp., a Florida corporation. National Coal Corporation was formed in January 2003, and from inception through June 30, 2003, National Coal Corporation was in the exploration stage with no operating revenue. We began mining in Tennessee in the third quarter of 2003 and were no longer in the exploration stage.

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

We acquired Kentucky operations known as Straight Creek and Pine Mountain, from Appalachian Fuels, LLC in November 2004. The assets were acquired for $12.5 million plus the assumption of certain liabilities and the obligation to replace $6.5 million of the seller’s reclamation bonds and included mining permits, a preparation plant, a rail loadout facility and mining equipment. This acquisition included two mining areas in Kentucky, each geographically separated and having access to a preparation plant and loading facility. We subsequently sold the Pine Mountain real property and mineral leases for $2.0 million and sold an option to acquire the remaining Pine Mountain properties consisting of a preparation plant for $1.0 million. We did not operate any coal mines on the Pine Mountain tracts during the time we controlled the properties. We sold the Straight Creek operations on March 31, 2008 for $11.0 million in cash and the release of approximately $7.0 in restricted cash used for reclamation bonds, $3.6 million in reclamation liabilities and $2.6 million of equipment related debt.

We acquired the Baldwin preparation plant and rail loadout facility located in Devonia, Tennessee in 2005 from Lexington Coal in return for the assumption of certain reclamation liabilities and subsequently spent $7.0 million during 2006 to refurbish and modernize the facility. The Baldwin facilities became fully operational in the third quarter of 2008.

In February 2006, we purchased a 42-mile short line railroad for approximately $2.0 million from Norfork Southern Railroad which provides controlled access to our owned reserves on the New River tract to the Norfolk Southern main line rail facilities at Oneida, Tennessee. We spent an additional $0.5 million to refurbish the line and make it operational. We engaged a third party contractor to maintain and operate our short line railroad which became fully operational in the third quarter of 2008.

We acquired our Alabama operations on October 19, 2007 through the acquisition of 100% of the common stock of Mann Steel Products, Inc. (Mann Steel), and changed its name to National Coal of Alabama, Inc. We operated four mining areas in Alabama, defined by geographic location of mineral and surface leases. These properties were mined utilizing various surface mining methods that included the removal of surface overburden with earth moving equipment such as excavators, loaders and a dragline. The coal mined on these properties was transported to customers via truck, third party rail loadout or barge. In August 2009, National Coal of Alabama, Inc. defaulted on its senior secured notes resulting in the lender’s foreclosure on our subsidiary’s outstanding capital stock. As a result, National Coal of Alabama, Inc. is no longer a subsidiary, effective August 3, 2009. The results of operations for National Coal of Alabama, Inc. are included in discontinued operations in the accompanying financial statements.

In 2008 we acquired a 1,000 acre mineral and surface tract in eastern Tennessee that includes approximately 2.3 million tons of high quality coal. The purchase price was $7.0 million of which $2.0 million was paid in cash and $5.0 million in the issuance of 756,430 shares of our common stock. We also acquired a 524 acre mineral lease in eastern Tennessee that included approximately 1.4 million tons of recoverable high quality coal for $0.5 million.

Mining Operations

As of December 31, 2009, we operate one surface mine and two underground mines in Tennessee. We also operated mines in Kentucky and Alabama until March 31, 2008 and August 3, 2009, respectively.

Tennessee Properties

We have two mining areas in Tennessee defined by their proximity to our preparation plant facilities and rail loading facilities:

Baldwin Facility. The Baldwin preparation plant and rail loading facilities reside on the Southern portion of the New River Tract, a 65,000 acre parcel of owned mineral rights in Scott, Anderson and Campbell counties. This facility was refurbished at a cost of $7.0 million during 2006 for the purpose of providing coal processing and railroad loading operations to support our underground and surface mining activities from the New River Tract. The Baldwin facilities include the 750 ton per hour preparation plant, rail loadout and the short line railroad.

Smoky Junction and Turley Facilities. The Smoky Junction preparation plant and the Turley rail loading facility reside on the northern portion of the New River Tract. In addition to mines in the northern portion of the New River Tract, controlled properties that utilize the Turley and Smoky Junction facilities include Ketchen and TVA leased properties. The Ketchen property consists of approximately 7,000 acres of leased surface mining reserves and the TVA property consists of approximately 4,400 acres of leased underground reserves. In addition, the two tracts totaling approximately 2,600 acres and 4.0 million tons of estimated coal reserves that we acquired in 2008 for $7.5 million are located in close proximity to the Smoky Junction preparation plant and the Turley rail loadout. The Smoky Junction preparation plant is a 250 ton per hour facility that allows us to process coal from various mining operations in this area of the New River Tract and from our leased TVA and Ketchen properties. The Turley loadout is a Norfork Southern rail siding that provides us the capability to load raw or processed coal from mines from the New River, TVA or Ketchen tracts.

Permitted Non-Operating Mines

Currently, we have three issued mining permits for new mines that are not yet operating and two issued permits for mines which were operating but have been idled. We have also applied for permits, or have permit applications in various stages of processing.

Former Kentucky Properties

We acquired our Kentucky operations on the Straight Creek and Pine Mountain tracts from Appalachian Fuels, LLC in November 2004. We had two mining areas in Kentucky, each geographically separated and each having access to a preparation plant and loading facility:

Straight Creek. During 2007 and 2008, all of our mining in Kentucky occurred on this tract of leased and owned mineral rights in Harlan, Bell and Leslie counties. All coal was processed at the Brittain preparation plant which had an estimated annual processing capacity of 1.8 million tons per year. All coal was loaded onto trains at the Viall rail loading facility which was located on the CSX railroad. We sold the Straight Creek operation on March 31, 2008 for $11.0 million in cash and the release of $3.6 million in reclamation liabilities and $2.6 million of equipment related debt.

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

Former Alabama Properties

We acquired our Alabama operations on October 19, 2007 through the acquisition of 100% of the common stock of Mann Steel Products, Inc., and changed its name to National Coal of Alabama, Inc. We had four active mining areas in Alabama, defined by geographic location of mineral and surface leases. The mining properties were located in Marion, Winston, Walker, Fayette, and Tuscaloosa counties. All of the mining complexes had access to customers via truck, third party rail or barge loading facilities. The following is a description of Alabama properties that we owned until August 3, 2009.

L. Massey. The L. Massey surface mine produced 350,927 tons during 2008 and 46,055 tons during 2009. L. Massey utilized truck, shovel and dozer mining techniques. All coal was loaded onto trucks operated by independent contractors and transported directly to the customer, to third-party rail loadouts or to a barge loadout, which was operated by Powhatan Dock, LLC, a 49% owned investment of National Coal of Alabama, Inc.

Poplar Springs. The Poplar Springs facilities include two surface mines that produced 354,752 tons during 2008 and 119,144 tons during 2009. Poplar Springs utilized an excavator, bulldozers and wheel-loaders to extract coal until the dragline was moved to this mine in the third quarter of 2008. All coal was loaded onto trucks operated by independent contractors and transported directly to customers, to third-party rail loadouts or to the Powhatan barge loadout.

Crescent Valley. The Crescent Valley surface mine began production in July 2008 and produced 111,375 tons during 2008 and 85,232 tons during 2009. Crescent Valley utilized an excavator, bulldozers and wheel-loaders to extract coal. All coal was loaded onto trucks operated by independent contractors and transported directly to customers, to third-party rail loadouts or to the Powhatan barge loadout.

Davis Creek. The Davis Creek surface mine began production in September 2008 and produced 23,114 tons during 2008 and 22,557 during 2009. Davis Creek utilized an excavator, bulldozers and wheel-loaders to extract coal. All coal was loaded onto trucks operated by independent contractors and transported directly to customers, to third-party rail loadouts or to the Powhatan barge loadout.

Kansas. The Kansas surface mine began production in February 2009 and produced 119,120 tons during 2009. Kansas utilized an excavator, bulldozers and wheel-loaders to extract coal. All coal was loaded onto trucks operated by independent contractors and transported directly to customers, to third-party rail loadouts or to the Powhatan barge loadout.

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

The following table provides permitted reserves by mine location as of December 31, 2009 and the associated production for the years ending December 31, 2009, 2008 and 2007 for both owned and sold properties.

Mine Name	Location	Mining Method	Status	2009 Production (000’s)	2008 Production (000’s)	2007 Production (000’s)	Remaining Permitted Reserves (000’s)	Year Opened or Acquired
Tennessee:
Mine #3	New River Tract	Surface	Inactive	53	105	83	—	2006
Mine #3 HWM	New River Tract	HWM	Inactive	81	139	107	—	2006
Mine #5	New River Tract	UG	Active	113	—	—	906	2008
Mine #7	Ketchen Lease	Surface	Active	317	311	285	3,100	2004
Mine #11	TVA Lease	UG	Closed	8	242	359	144	2004
Mine #14	TVA Lease	UG	Active	205	76	4	674	2004
Mine #17	New River Tract	UG	Inactive	21	37	—	5,728	2006

Total Tennessee Mines				798	910	838	10,552
Kentucky (sold March 31, 2008):
Mine KY#1	Straight Creek	UG	Sold	—	25	248	—	2004
Mine KY#2	Straight Creek	UG	Sold	—	—	—	—	2005
Mine KY#3	Straight Creek	HWM	Sold	—	—	—	—	2005
Mine KY#4	Straight Creek	Surface	Sold	—	—	—	—	2005
Mine KY#6	Straight Creek	HWM	Sold	—	24	6	—	2006
Mine KY#10	Straight Creek	HWM	Sold	—	10	65	—	2007

Total Kentucky Mines				—	59	319	—
Alabama (sold August 3, 2009)
L Massey	Marion Co.	Surface	Sold	46	351	79	—	2004	*
Poplar Springs	Winston Co.	Surface	Sold	119	355	58	—	2005	*
Hickory Grove	Winston Co.	Surface	Sold	—	21	56	—	2006	*
Crescent Valley	Walker Co.	Surface	Sold	85	111	—	—	2008	*
Kansas	Walker Co.	Surface	Sold	119	—	—	—	2009	*
Davis Creek	Tuscaloosa	Surface	Sold	23	23	—	—	2008	*

Total Alabama Mines				392	861	193	—

Total All Mines				1,190	1,830	1,350	10,552

UG – Underground Mine, HWM – Highwall Miner

*	Date opened shown. Alabama mines were acquired October 19, 2007. Production for 2007 is for the period from October 20, 2007 to December 31, 2007. Production for 2009 is for the period from January 1, 2009 through August 3, 2009.

Transportation

Our Tennessee mining operations are within close proximity to our rail loadouts and major interstate highways, which give us flexibility for transporting our coal via truck or rail. In addition, our Turley rail loadout and our Baldwin preparation plant and loading facility are served by Norfork Southern. The Baldwin facility is served via a 42-mile short line railroad which we purchased in February 2006 from Norfolk Southern Railroad. We began operating our short line railroad utilizing an independent, experienced short line rail operator during the third quarter of 2008. The short line railroad connects our Baldwin facility to the Norfolk Southern main line in Oneida, Tennessee. The loaded trains are then transferred to the control of Norfolk Southern for delivery to our customers.

We utilize independent contractors to transport coal from the mine sites to preparation plants, loadout facilities, and certain customers.

Marketing and Sales

Our marketing and sales efforts are performed by employees, consultants and independent coal brokers. We focus primarily on increasing our customer base of electric utilities and industrial concerns in the Southeastern region of the United States.

During the year ended December 31, 2009, we sold 1.2 million tons of coal from our continuing operations at an average price of $73.35 per ton, resulting in approximately $85.6 million in coal sales. Georgia Power Company represented approximately 95% of our continuing operations’ coal revenues for the year ended December 31, 2009.

Since we commenced operations in July 2003, we have worked to develop a reputation for reliability, consistent quality and customer service. Our long term strategy is to continue to develop strong relationships with our existing and new customers and increase our sales efforts as market conditions allow in order to expand and diversify our customer base and secure favorable long-term contracts.

Customers

Most of our coal sales are derived from contracts of twelve months or longer and open purchase order arrangements with long standing customers. Some of our contracts contain price-reopeners and fuel surcharge provisions which allow adjustments to the price we receive for our coal when certain market conditions are met. We intend to expand the number of customers we serve as our coal production increases and enter into long term sales contracts when pricing is favorable. The following table summarizes, as of December 31, 2009, the tons of coal that we are committed to deliver during the calendar years 2010 through 2012 at prices determined under existing contracts and open purchase order arrangements:

Calendar Year	Tons	Dollar Value	Avg.$/Ton
2010	880,000	$70,069,750	$79.62
2011	825,000	62,721,000	$76.03
2012	480,000	35,376,000	$73.70

Total	2,185,000	$168,166,750	$76.96

Employees

At December 31, 2009, we had 273 full-time employees, of which 242 were engaged in direct mining or processing operations, 11 in mining supervision and 20 in executive management, accounting and general administration. None of our employees are covered by a collective bargaining agreement. We consider our relationship with our employees to be favorable. We utilize the services of independent consultants as needed. The operating employees and supervisors are based in East Tennessee. The Chief Executive Officer, Chief Operating Officer and Chief Financial Officer are based in Knoxville, Tennessee.

Short Term Business Strategy

Our near term strategy is to strengthen our balance sheet and working capital position, to pay off our $5.0 million short-term revolving credit agreement or otherwise obtain our lender’s forbearance from accelerating the indebtedness and otherwise exercising its remedies as a result of our default thereunder, and to pay off our $42.0 million of senior secured notes by their scheduled maturity date in December 2010, all of which are necessary for us to execute our long term growth plan. We are exploring a number of opportunities to reduce our debt burden and inject additional working capital into the company. It is critical that we achieve these short term goals to continue as a going concern.

Long Term Business Strategy

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

Increase production and develop reserves. We plan to expand coal production as market conditions allow. We hold permits allowing us to open three new mines and reopen two mines which have been idled on our properties. At December 31, 2009, we controlled an estimated 39.1 million recoverable tons of coal, and we believe that we have substantial unproven coal reserves which may be developed after additional exploration work is completed.

Improve production efficiencies. We plan to continue to improve our operating efficiencies through greater economies of scale and capital improvements. As we expand our production capabilities, we plan to leverage further our fixed cost infrastructure and reduce our per ton production costs. In order to achieve new efficiencies, we spent approximately $7.0 million in 2006 to modernize our Baldwin preparation plant and rail loadout facility. In February 2006, we purchased a forty-two mile railroad line that enables us to transport coal from the Baldwin facility to the Norfolk Southern mainline at Oneida, TN. The railroad began operating during the third quarter of 2008 and further reduces our internal transportation costs from this area.

Continue to develop strong customer relationships. Since we commenced operations in July 2003, we have worked to develop a reputation for reliability, consistent quality and customer service. We intend to continue to develop strong relationships with our existing customers and new customers in order to enhance our market position and secure favorable long-term contracts.

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

Coal Mining

Coal mining operations can be divided into surface and underground mining methods. The most appropriate mining method is determined by coal seam characteristics including geology, location, and recoverable reserve base. Drill-hole data is used initially to define the size, depth and quality of the coal reserve area before committing to a specific extraction method. For underground mining there are two primary methods: room and pillar, and longwall; for surface mining there are three primary methods: truck-and-shovel mining, dragline mining, and highwall mining - the newest technique.

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

Surface mining uses draglines, large power shovels, or front-end loaders (“loaders”) to remove the earth or overburden that covers the coal. The overburden is moved to a previously mined area, either by the dragline or by large off-road trucks, to facilitate the reclamation process. The coal is then loaded into trucks for transport to a preparation plant, rail loadout facility, or customers. Productivity depends on size of equipment, geological composition, and the ratio of overburden to coal.

Highwall mining. Highwall mining is a mining method in which a continuous mining machine is driven by remote control into the coal seam exposed by previous surface mining operations, which created a vertical wall on the face of the exposed topography. A continuous haulage system then carries the coal from the coal face to the surface for stockpiling and transport. This process forms a series of parallel, unsupported cuts along the highwall. The remaining coal pillars between adjacent entries must support the overburden structure.

Underground mining. Those seams that are too deep to surface mine may be economically mined with specialized equipment matched to the thickness of the coal seam. Underground mining methods consist of “room and pillar” and “longwall mining.” Room and pillar mining typically requires using a continuous miner to cut a system of entries into the coal, leaving pillars to support the strata above the coal. Shuttle cars then transport the coal from the digging face to a conveyor belt for transport to the surface. This method is often used to mine thin coal seams, and where geological conditions are not amenable to longwall mining. Coal recovery is typically 50% or less. All of our underground mining operations utilize room and pillar with continuous mining methods.

We operate our surface mine utilizing truck-and-shovel extraction and both underground mines utilizing room and pillar mining.

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

Sulfur content. Sulfur content can vary from seam to seam and sometimes within each seam. Coal combustion produces sulfur dioxide, the amount of which varies depending on the chemical composition and the concentration of sulfur in the coal. Low sulfur coal has a variety of definitions, and in using this term, we refer to coal with sulfur content of 1.5% or less by weight. Compliance coal refers to coal, which, when consumed in the production of energy, produces less than 1.2 pounds of sulfur dioxide per million Btu. The strict emissions standards of the Clean Air Act have increased demand for lower sulfur coals. We expect continued high demand for lower sulfur coals as electric generators meet the current Phase II requirements of the Clean Air Act (1.2 pounds or less of sulfur dioxide per million Btu). It is possible that no coal will be considered compliance coal if emissions standards are restricted to such a level that emissions control technology must always be used regardless of the coal’s sulfur content.

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

Price at the mine. The price of coal at the mine is influenced by its cost of production; geological characteristics such as seam thickness, overburden ratios and depth of underground reserves and prices received for similar quality coal sold by our competitors. Eastern United States coal is more expensive to mine than Western coal because of thinner coal seams and thicker overburden. Underground mining, prevalent in the Eastern United States, has higher costs than surface mining because it requires more people, greater development costs, and higher costs to remove impurities.

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

Most electric utilities arrange long-term shipping contracts with rail, truck, or barge companies to assure stable delivered costs. Transportation can be a large component of a buyer’s cost, especially if long distances are involved such as from the Western areas of the US to the Southeast. Although the buyer pays the freight, transportation costs are still important to coal mining companies because buyers typically make their purchase decisions based on the delivered cost per Btu, and transportation costs may add to or detract from a specific mine’s price position. According to the National Mining Association, railroads account for nearly two-thirds of total coal shipments in the United States. Trucks and overland conveyors haul coal over shorter distances, while lake carriers and ocean vessels move coal mainly to export markets. Some domestic coal is shipped over the Great Lakes. Most coal mines are served by a single rail company, but much of the Powder River Basin is served by two competing rail carriers. Coal mines in Central and Southern Appalachia generally are served by either the Norfolk Southern or the CSX rail lines.

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

Our primary customer is in the electric power generation industry and is subject to extensive regulation regarding the environmental impact of its power generation activities, which could affect demand for our coal. The possibility exists that new legislation or regulations may be adopted which would have a significant impact on our operations or our customers’ ability to use coal and may require our customers to change their operations significantly or incur substantial costs.

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

There is currently a bill that has been introduced in the Tennessee Legislature that could have an adverse effect on our ability to mine coal profitably in Tennessee. The bill prohibits the commissioner from issuing or renewing a water quality permit for surface coal mining operations to alter or disturb any ridge line above two thousand (2,000) feet elevation above sea level. A number of our seams of coal in the state of Tennessee are above two thousand (2,000) feet in elevation. Accordingly, if the bill were to pass the Legislature, our ability to economically recover coal from those seams may be negatively impacted.

We endeavor to conduct our mining operations in compliance with all applicable federal, state and local laws and regulations. However, because of extensive and comprehensive regulatory requirements, violations during mining operations occur from time to time. The majority of any such violations result from natural causes, such as heavy rainfall, diverse temperature conditions, or unknown geological conditions that cause physical changes to the land surface or water levels resulting in excess sedimentation in streams or landslides. None of the violations to date or the monetary penalties assessed upon us have been material.

Mine Safety and Health

Stringent health and safety standards have been in effect since Congress enacted the Coal Mine Health and Safety Act of 1969. The Federal Mine Safety and Health Act of 1977 significantly expanded the enforcement of safety and health standards and imposed safety and health standards on all aspects of mining operations.

Most states, including the state in which we operate, have programs for mine safety and health regulation and enforcement. Collectively, federal and state safety and health regulation in the coal mining industry is perhaps the most comprehensive and pervasive system for protection of employee health and safety affecting any segment of United States industry. While regulation has a significant effect on our operating costs, our regional competitors are subject to the same degree of regulation.

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

SMCRA stipulates compliance with many other major environmental programs. These programs include the Clean Air Act, Clean Water Act, Resource Conservation and Recovery Act (“RCRA”), Comprehensive Environmental Response, Compensation, and Liability Acts (“CERCLA”) superfund and employee right-to-know provisions. In addition to OSM, other Federal and State regulatory agencies are involved in monitoring or permitting specific aspects of mining operations. The United States Environmental Protection Agency (“EPA”) is the lead agency for States or Tribes with no authorized programs under the Clean Water Act, RCRA and CERCLA. The United States Army Corps of Engineers (“COE”) regulates activities affecting navigable waters and the United States Bureau of Alcohol, Tobacco and Firearms (“ATF”) regulates the use of explosives in blasting.

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

In July 2008, the EPA published an Advanced Notice of Proposal Rulemaking (“ANPR”) seeking comments and discussions of the complex issues associated with the possible regulation of greenhouse gases under the Clean Air Act. The deadline for comments on the ANPR was November 28, 2009. The EPA sought comments and discussion on (i) advantages and disadvantages of regulating greenhouse gases under one provision of the Clean Air Act; (ii) how a decision to regulate greenhouse gases under one provision of the Clean Air Act would lead to regulation under other provisions; (iii) issues relevant to legislation to regulate greenhouse gases and the potential overlap of the Clean Air Act and such future legislation; and (iv) scientific information relevant to, and the issues raised by, an analysis as to whether greenhouse gas emissions from automobiles may reasonably be anticipated to endanger public health or welfare. In December 2009, the EPA made a determination that greenhouse gases cause or contribute to air pollution and may reasonably be anticipated to endanger public health or welfare, which findings are prerequisites to the EPA regulating greenhouse gases under the Clean Air Act.

Apart from governmental regulation, on February 4, 2008, three large investment banks announced that they had adopted climate change guidelines for lenders. These guidelines require the evaluation of carbon risks in the financing of utility power plants which may make it more difficult for utilities to obtain financing for coal fired plants. If comprehensive laws focusing on greenhouse gas emission reductions were to be enacted by the United States or individual states where we sell coal, it may adversely affect the use of and demand for fossil fuels, particularly coal, which would have a material adverse effect on our results of operations, cash flows and financial condition.

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

Risks Related To Our Business

We are in default under our $5.0 million short-term revolving credit facility, entitling the lender to accelerate repayment of the indebtedness prior to its scheduled maturity and to otherwise exercise its remedies.

The Report of Independent Registered Public Accounting Firm issued by our auditors relating to our financial statements for the period ended December 31, 2009 contains an explanatory paragraph regarding uncertainty in our ability to continue as a going concern. Under the terms of our $5.0 million short-term revolving credit facility, any audit report containing such a “going concern” qualification constitutes a default; accordingly, we are in default as of the date this report is filed with the SEC. When a default occurs, no further borrowings can be made under our $5.0 million short-term revolving credit facility until the default is remedied. We have not yet obtained any forbearance agreement that would limit our lender’s rights and/or remedies with respect to our default. Accordingly, our lender will impose a default rate of interest and can at any time accelerate repayment of the indebtedness prior to its scheduled maturity and otherwise exercise its rights and remedies under the terms of our $5.0 million short-term revolving credit facility including, without limitation, the right to foreclose on the collateral securing our indebtedness. Our indebtedness under this facility is secured by a lien on substantially all of our assets and of our subsidiaries and by a pledge of our subsidiaries’ stock, and is further supported by guarantees from our subsidiaries.

We have $42.0 million of senior secured debt that matures on December 15, 2010 and we are in default under our $5.0 million short-term revolving credit facility, and we have a working capital deficiency, a stockholders’ deficit, and a history of significant operating losses, including a significant net operating loss for 2009. We expect that our operating losses will continue. Consequently, we cannot assure you that we will continue as a going concern or operate profitably in the future.

At December 31, 2009, we had cash and cash equivalents of approximately $1.2 million and negative working capital of approximately $54.8 million and a stockholders’ deficit of $12.3 million. We have a history of substantial net losses. In 2009 and 2008, we generated losses from continuing operations of $17.7 million and $25.5 million, respectively. We are in default under our $5 million short-term revolving credit facility.

These factors are continuing to affect our operations and we cannot assure you that we will be able to operate profitably in the future. As of December 31, 2009, we have limited financial resources with which to achieve our objectives and obtain profitability and positive cash flows. Achievement of both our short-term and long-term objectives will depend on our ability to obtain additional financing, to generate revenue from our current and planned business operations, and control costs. However, there is no assurance that we will be able to achieve these objectives.

Our auditors have included a going concern explanatory paragraph in their report on our financial statements. As a result, our financial statements do not reflect any adjustment which would result from our failure to continue to operate as a going concern. Any such adjustment, if necessary, would materially affect the value of our assets.

We need to raise additional equity or refinance our $42.0 million of senior secured debt and our $5.0 million short-term revolving credit facility. We may also need to seek additional short-term bridge financing.

Because we have had a history of operating losses, expect to have a net loss for 2010 and National Coal of Alabama, Inc. defaulted on its 12% Notes due 2012 in 2009, it may be difficult for us to refinance our existing credit facilities or raise additional equity at terms acceptable to us, or if at all. Additionally, we were notified on January 5, 2010 by The Nasdaq Stock Market that we were not in compliance with the Nasdaq Marketplace Rule 5450(a)(1) because shares of our common stock had closed at a per share bid price of less than $1.00 for 30 consecutive days, further complicating our ability to raise equity financing.

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

During the second quarter of 2009, National Coal of Alabama, Inc. was obligated to pay to its debt holders approximately $1.9 million of accrued interest on its 12% Notes due 2012. The date for making the interest payment was extended by the holders of the 12% Notes due 2012 to July 17, 2009, and on July 21, 2009, National Coal of Alabama, Inc. defaulted on its 12% Notes due 2012 as the interest payment had not been made. As a result, on August 3, 2009, the debt holders foreclosed on the capital stock of Nation Coal of Alabama, Inc. which it held as collateral.

Continuing unfavorable economic conditions could have a material adverse effect on our results of operations

Economic conditions in the United States and throughout much of the world continue to remain depressed. The continued distress in the financial market has resulted in extreme volatility and declines in security prices and diminished liquidity and credit availability. There can be no assurance that our liquidity and our ability to access the credit or capital markets will not continue to be affected by changes in the financial markets and the global economy. Continuing turmoil in the financial markets could make it more difficult for us to access capital, sell assets, refinance our existing indebtedness, attain waivers for covenant violations from our lenders if necessary, attain future bonding capacity required to expand our operations, enter into agreements for new indebtedness, or obtain funding through the issuance of our securities.

We face numerous uncertainties in estimating our economically recoverable coal reserves, and inaccuracies in our estimates could result in lower than expected revenues, higher than expected costs or decreased profitability.

We estimate that as of December 31, 2009, we control approximately 39.1 million tons of proven and probable reserves that are recoverable at this time. We base our reserve estimates on engineering, economic and geological data assembled and analyzed by our staff and independent mining engineering firm. Our estimates of our proven and probable reserves and our recoverable reserves, as well as the Btu or sulfur content of our reserves are revised and updated periodically to reflect the resolution of uncertainties and assumptions, the production of coal from the reserves and new drilling or other data received.

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

Our recoverable reserves will decline as we produce coal. We have not yet applied for the permits required or developed the mines necessary to use all of the coal deposits under our mineral rights. Furthermore, we may not be able to mine all of our coal deposits as efficiently as we do at our current operations. Our future success depends upon our conducting successful exploration and development activities and acquiring properties containing economically recoverable coal deposits. In addition, we must also generate enough capital, either through our operations or through outside financing, to mine these additional reserves. Our long-term strategy includes increasing our coal reserves through acquisitions of other mineral rights, leases, or producing properties and continuing to use our existing properties. Our ability to further expand our operations may be dependent on our ability to obtain sufficient working capital, either through cash flows generated from operations, or financing activities, or both. Mining coal in Central and Southern Appalachia can present special difficulties. Characteristics of the land and the permitting process may adversely affect our mining operations, our costs and the ability of our customers to use the coal that we mine. The geological characteristics of our coal reserves, such as depth of overburden and coal seam thickness, make them complex and costly to mine. As mines become depleted, replacement reserves may not be available when required or, if available, may not be capable of being mined at costs comparable to those characteristic of the depleting mines. These factors could have a material adverse effect on our mining operations and costs, and our customers’ ability to use the coal we mine.

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

We typically sell our coal for a specified per ton amount and at a negotiated price pursuant to both short-term contracts and contracts of twelve months or greater. For the year ended December 31, 2009, 98% of our coal sales were under contracts of twelve months or greater. Price adjustment, “price reopener” and other similar provisions in long-term supply agreements may reduce the protection from short-term coal price volatility traditionally provided by such contracts. Any adjustment or renegotiation leading to a significantly lower contract price would result in decreased revenues and lower our gross margins. Coal supply agreements also typically contain force majeure provisions allowing temporary suspension of performance by us or our customers during the duration of specified events beyond the control of the affected party. Most of our coal supply agreements contain provisions requiring us to deliver coal meeting quality thresholds for certain characteristics such as Btu, sulfur content, ash content, hardness and ash fusion temperature. Failure to meet these specifications could result in economic penalties, including price adjustments, the rejection of deliveries or, in the extreme, termination of the contracts. Consequently, due to the risks mentioned above with respect to long-term supply agreements, we may not achieve the revenue or profit we expect to achieve from these sales commitments. In addition, we may not be able to successfully convert these sales commitments into long-term supply agreements.

We are subject to market risk with respect to a substantial portion of our coal production commencing in 2011.

We have not yet priced a substantial portion of the coal we have the capability of producing over the next several years in order to take advantage of possible future market demand or to realize possible long term opportunities with certain users of the high quality coal reserves we control. At December 31, 2009, our un-priced and uncommitted future production was approximately 0.1 million tons in 2010, 0.3 million tons in 2011, 0.7 million tons in 2012, or approximately 12%, 28% and 56%, respectively, of our planned production for such periods. For the year ended December 31, 2009, 98% of the coal we produced was sold under contracts of twelve months or greater. Unless and until we enter into long-term contracts for our coal at fixed prices, the price at which we will sell our future production remains unknown. If coal prices drop or do not improve sufficiently prior to 2011, we may be forced to sell our coal at depressed prices, which would have a material adverse affect on our operations and profitability.

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

We depend heavily on one customer, the loss of which would adversely affect our operating results.

For the year ended December 31, 2009, Georgia Power Company represented approximately 95% of our continuing operation’s coal revenues. At December 31, 2009, we had coal supply agreements with this customer that expire at various times throughout 2011 and 2012. When these agreements expire, we may not be successful at renegotiating them and this customer may not continue to purchase coal from us pursuant to long-term coal supply agreements. If this customer were to significantly reduce its purchases of coal from us or if we were unable to sell coal to it on terms as favorable to us as the terms under our current agreements, our financial condition and results of operations could suffer materially. Additionally, any disruption in Georgia Power Company’s business would result in a disruption in our business.

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

Coal producers depend upon rail, barge, trucking, overland conveyor and other systems to deliver coal to their customers. While U.S. coal customers typically arrange and pay for transportation of coal from the mine to the point of use, disruption of these transportation services because of weather-related problems, strikes, lock-outs or other events could temporarily impair our ability to supply coal to our customers and thus could adversely affect our results of operations. In January 2010, Georgia Power Company exercised its rights of force majeure under our coal supply contract due to freezing weather in the Southeast United States, which resulted in their suspension of our shipment of approximately 40,000 tons of coal. While Georgia Power Company is obligated under our contract to purchase this coal within twelve months after the end of the event, the suspension of these shipments resulted in an immediate reduction in cash receipts of approximately $3.0 million during January and February 2010.

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

Our coal sales for the year ended December 31, 2009 were approximately $85.6 million. There is no assurance that we can continue to achieve sales at that level or generate profitable sales. We expect that many other coal producers could produce coal at lower costs per ton than our production cost per ton. If those companies price their coal based on their lower cost, it could adversely affect our revenues and profits, if any. There is no assurance that we will ever operate profitably. There is no assurance that we will generate continued revenues or any profits, or that the market price of our common stock will be increased thereby.

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

Our coal mining operations use significant amounts of steel, diesel fuel and rubber tires. The costs of roof bolts we use in our underground mining operations depend on the price of scrap metal. We also use significant amounts of diesel fuel and tires for the trucks and other heavy machinery we use, particularly at our active surface mining operations. If the prices of steel, diesel fuel and other commodity based products increase, our operating costs could be negatively affected.

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

We may sometime use independent contractors to mine coal at certain of our mining operations. Operational difficulties at contractor-operated mines, changes in demand for contract miners from other coal producers, and other factors beyond our control could affect the availability, pricing, and quality of coal produced for us by contractors. Disruptions in the quantities of coal produced for us by our contract mine operators could impair our ability to fill our customer orders or require us to purchase coal from other sources in order to satisfy those orders. If we are unable to fill a customer order or if we are required to purchase coal from other sources in order to satisfy a customer order, we could lose existing customers and our operating costs could increase.

Risks Related to Environmental and Other Regulation

The characteristics of coal may make it difficult for coal users to comply with various environmental standards. These standards are continually under review by international, federal and state agencies, related to coal combustion. As a result, coal users may switch to other alternative energy sources, which would affect the volume of our coal sales.

Coal contains impurities, including sulfur, mercury, chlorine and other elements or compounds, many of which are released into the air when coal is burned. Stricter environmental regulations of emissions from coal-fired electric generating plants could increase the costs of using coal thereby reducing demand for coal as a fuel source, the volume of our coal sales and price. Stricter regulations could make coal a less attractive fuel alternative in the planning and building of utility power plants in the future.

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

The government regulates mining operations, which imposes significant costs on us, and future regulations could increase those costs or limit our ability to produce coal. Proposals to regulate greenhouse gas emissions could impact the market for our coal, increase our costs and reduce the value of our coal reserves.

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

In July 2008, the EPA published an Advanced Notice of Proposal Rulemaking (“ANPR”) seeking comments and discussions of the complex issues associated with the possible regulation of greenhouse gases under the Clean Air Act. The deadline for comments on the ANPR was November 28, 2009. The EPA sought comments and discussion on (i) advantages and disadvantages of regulating greenhouse gases under one provision of the Clean Air Act; (ii) how a decision to regulate greenhouse gases under one provision of the Clean Air Act would lead to regulation under other provisions; (iii) issues relevant to legislation to regulate greenhouse gases and the potential overlap of the Clean Air Act and such future legislation; and (iv) scientific information relevant to, and the issues raised by, an analysis as to whether greenhouse gas emissions from automobiles may reasonably be anticipated to endanger public health or welfare. In December 2009, the EPA made a determination that greenhouse gases cause or contribute to air pollution and may reasonably by anticipated to endanger public health or welfare, which findings are prerequisites to the EPA regulating greenhouse gases under the Clean Air Act.

Regulation of greenhouse gases in the United States may happen as a result of the recent change in administration at the Federal level. Much discussion has taken place, along with proposed legislative initiatives, at both the State and Federal levels that would regulate greenhouse emissions. President Obama has pledged to implement an economy wide cap and trade program to reduce greenhouse gases 80 percent by 2050. The President also pledged the United States to be a world leader on greenhouse gas reduction and re-engage with the United Nations Framework Convention on Climate Change to develop a greenhouse gas program. Any significant change in regulation may require additional controls on coal-fueled power plants and industrial boilers which could lead to switching to lower carbon fuels. Ultimately, such regulations could lead to a reduction in the demand for coal.

There is currently a bill that has been introduced in the Tennessee Legislature that could have an adverse effect on our ability to mine coal profitably in Tennessee. The bill prohibits the commissioner from issuing or renewing a water quality permit for surface coal mining operations to alter or disturb any ridge line above two thousand (2,000) feet elevation above sea level. A number of our seams of coal in the state of Tennessee are above two thousand (2,000) feet in elevation. Accordingly, if the bill were to pass the Legislature, our ability to economically recover coal from those seams may be negatively impacted.

Apart from governmental regulation, on February 4, 2008, three large investment banks announced that they had adopted climate change guidelines for lenders. These guidelines require the evaluation of carbon risks in the financing of utility power plants which may make it more difficult for utilities to obtain financing for coal fired plants. If comprehensive laws focusing on greenhouse gas emission reductions were to be enacted by the United States or individual states where we sell coal, it may adversely affect the use of and demand for fossil fuels, particularly coal, which would have a material adverse effect on our results of operations, cash flows and financial condition.

Our operations could be adversely affected if we fail to maintain required bonds.

Federal and state laws require surety bonds or cash deposits to secure our obligations to reclaim lands used for mining, to pay federal and state workers’ compensation, to secure coal lease obligations and to satisfy other miscellaneous obligations. At December 31, 2009, we had approximately $4.9 million of cash invested in money market funds and certificates of deposit, against which irrevocable bank letters of credit or surety bonds are written in favor of the Office of Surface Mining of the US Department of Interior or the Kentucky Department of Natural Resources. Reclamation bonds are typically renewable on a yearly basis if they are not posted with cash. Our failure to maintain, or inability to acquire, bonds that are required by state and federal law would have a material adverse effect on us. That failure could result from a variety of factors including the following:

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

Our business is affected by general economic conditions, fluctuations in consumer confidence and spending, and market liquidity, which can decline as a result of numerous factors outside of our control, such as terrorist attacks and acts of war. Our business also may be affected by environmental activists who engage in activities intended to disrupt our business operations. In particular, environmental activists have conducted protests outside the homes of certain of our former executives, including our former Chief Executive Officer. We spent approximately $317,000, $300,000 and $400,000 during the years ended December 31, 2009, 2008 and 2007, respectively, on security measures. Future terrorist attacks against U.S. targets, rumors or threats of war, actual conflicts involving the United States or its allies, or military or trade disruptions affecting our customers may materially adversely affect our operations. As a result, there could be delays or losses in transportation and deliveries of coal to our customers, decreased sales of our coal and extension of time for payment of accounts receivable from our customers. Strategic targets such as energy-related assets may be at greater risk of future terrorist attacks than other targets in the United States. In addition, disruption or significant increases in energy prices could result in government-imposed price controls. It is possible that any, or a combination, of these occurrences could have a material adverse effect on our business, financial condition and results of operations.

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

SMCRA establishes operational, reclamation and closure standards for all aspects of surface mining, as well as most aspects of underground mining. We base our estimates of reclamation and mine closure liabilities on permit requirements and our engineering expertise related to these requirements. Our management and engineers periodically review these estimates. The estimates can change significantly if actual costs vary from assumptions or if governmental regulations change significantly. Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations (ASC 410), which, requires us to record these obligations as liabilities at fair value. In estimating fair value, we consider the estimated current costs of reclamation and mine closure and applied inflation rates and a third-party profit, as required by ASC 410. The third-party profit is an estimate of the approximate markup that would be charged by contractors for work performed on our behalf. If actual costs differ from our estimates, our profitability could be negatively affected.

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

Risks Related To Our Common Stock

We may not be able to maintain our listing on the Nasdaq Global Market and if we fail to do so, the price and liquidity of our common stock may decline.

The Nasdaq Stock Market has quantitative maintenance criteria for the continued listing of common stock on the Nasdaq Global Market. The requirement currently affecting us is maintaining a minimum closing bid price per share of $1.00. On January 5, 2010, the Nasdaq Stock Market issued a letter to us stating that we were not in compliance with the minimum closing bid price requirement and, therefore, faced delisting proceedings. To regain compliance with the minimum bid price rule, the closing bid price of our common stock must close at $1.00 per share or more for a minimum of ten consecutive business days. In accordance with Marketplace Rule 5810(c)(A), we have 180 calendar days, or until July 6, 2010 to regain compliance.

If we do not regain compliance by July 6, 2010, the Nasdaq staff will notify us that our common stock will be delisted. In that event and at that time, we may appeal Nasdaq’s delisting determination to a Nasdaq Listing Qualifications Panel. Alternatively, if we do not regain compliance with the minimum bid price rule by July 6, 2010, we can apply to list our common stock on The Nasdaq Capital Market if we satisfy the initial listing criteria for that market, other than the minimum bid price requirement. If our application is approved, we will be granted an additional 180 calendar days to regain compliance with the minimum bid price rule. We will seek to regain compliance within this 180 day cure period and will consider alternatives to address compliance with the continued listing standards of The Nasdaq Stock Market.

If we fail to maintain continued listing on the Nasdaq Global Market and must move to a market with less liquidity, our financial condition could be harmed and our stock price would likely further decline. If we are delisted, it could have a material adverse effect on the market price of, and the liquidity of the trading market for, our common stock.

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

If we need to sell or issue additional shares of common stock or assume additional debt to repay our existing debt or finance future growth, our shareholders’ ownership could be diluted or our earnings could be adversely impacted.

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

Our executive offices are located at 8915 George Williams Road, Knoxville, Tennessee 37923. We own our corporate office space. The bases of operations for our mining activities are located in Anderson, Campbell and Scott Counties, Tennessee, and until August 3, 2009, in Walker, Winston, Marion, Fayette, and Tuscaloosa Counties, Alabama and, until March 31, 2008, in Bell, Harlan and Leslie Counties, Kentucky. We lease office space in Jacksboro, Tennessee. We also lease storage space in East Tennessee to house our maps and other geological data. We have pledged all of our owned and leased mining assets as collateral under our short-term revolving credit facility and the obligations under our 10.5% Notes due 2010.

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

We currently estimate that at December 31, 2009, 39.1 million tons of our proven and probable in-place reserves are recoverable. This estimate takes into account various factors that affect our ability to recover our reserves, including but not limited to current coal prices; the mining methods that may be used to extract particular reserves; geological and mining conditions; historical production from similar areas with similar conditions; the assumed effects of regulations and taxes by governmental agencies; assumptions governing future prices; future operating, development and reclamation costs; and mining technology improvements.

Our reserve estimates are based on geological data assembled and analyzed by our staff of engineers. Reserve estimates will be periodically updated to reflect past coal production, new drilling information and other geologic or mining data. Acquisitions or sales of coal properties will also change our reserves. Changes in mining methods or technology may increase or decrease the recovery basis for a coal seam. Our reserve estimates are subject to change as a result of various factors, including the acquisition, divestiture or depletion of reserves or the future analysis of known or existing data. We engage third parties periodically to review or audit our reserve estimates. The most recent third party audit of certain of our reserves was conducted in 2009 by Marshall Miller & Associates, Inc. Future estimates of our reserves, including estimates prepared by engineering firms, could be materially different from current estimates. There are numerous uncertainties inherent in estimating quantities and qualities of recoverable reserves, including many factors beyond our control.

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

The following table provides proven and probable, recoverable reserve data assigned to specific tracts and coal seams in our Tennessee operations as of December 31, 2009:

Location	Coal Seam	Control	Acres	Recoverable Reserves (in millions)	Quality: Btu	Quality: Sulfur (%)
New River Tract		Owned	65,000
(Anderson, Campbell and Scott County)	Big Mary		1,769	4.3	12,822	2.6
	Beech Grove		961	3.5	11,986	1.5
	Lower Dean		674	1.3	12,693	1.6
	Windrock		1,278	2.8	12,713	1.2
	Lower Dean Thru Windrock		110	0.5	12,501	1.4
	Peewee		1,140	2.3	12,958	0.8
	Jellico		2,524	6.8	13,123	3.4
	Walnut Mountain		149	1.1	12,652	1.1
	Lower Sharp		374	0.8	12,091	1.5
	Red Ash		511	1.1	12,612	1.3
	Peewee Rider		241	0.6	13,241	0.8
Ketchen Tract		Leased	7,000
(Campbell County)	Red Ash		172	0.3	12,214	1.0
	Windrock		676	2.4	12,214	3.5
	Splint		359	0.9	13,030	2.2
	Walnut Mountain		170	0.1	11,824	1.1
	Lower Splint		256	1.5	13,045	2.6
	Coal Creek		1,470	4.0	13,486	2.9
TVA Tract		Leased	4,400
(Campbell and Scott County)	Red Ash		384	0.1	13,294	1.5
	Walnut Mountain		242	0.7	13,246	1.2
Stinking Creek Tract		Leased	2,600
(Campbell County)	Rex		1,706	4.0	13,642	0.8

			79,000	39.1

Quality is provided on a “washed, dry basis” based on an average of samples taken and reported by independent third party engineering firms.

A map showing the locations of National Coal’s properties is included as Exhibit 99.1 to this Report on Form 10-K.

Item 3.	Legal Proceedings.

We are a defendant in a lawsuit in the U.S. District Court for the Eastern District of Tennessee, entitled Sierra Club et al. v. National Coal Corporation, Civil Action No. 3:08-cv-00410, involving claims made by three environmental organizations — Sierra Club, Save Our Cumberland Mountains, and Tennessee Clean Water Network — under the citizens’ suit provisions of the Clean Water Act. In the lawsuit, the plaintiffs assert that we are discharging selenium to waters of the United States without a permit at our Mine No. 7 surface mine in Tennessee, identified as Zeb Mountain throughout the lawsuit. We deny the allegations and are vigorously contesting the matter. Selenium is a naturally-occurring element that is an essential nutrient for many organisms but has toxic effects at elevated concentrations. We have, and at all relevant times have had, a permit issued by the Tennessee Department of Environment and Conservation for discharge of water from our surface coal mining operations at our Mine No. 7 surface mine. Trial is scheduled for July 2010. Plaintiffs have asked the court to find that we have violated the Clean Water Act by discharging selenium without a permit, to enjoin us from operating the Mine No. 7 surface mine in such a manner as to allow unlawful discharges of selenium, and for civil penalties. If the plaintiffs are successful, we could incur an unspecified amount of civil penalties. Although the Clean Water Act allows a maximum of $32,500 per day for each violation, the maximum amount is not ordinarily imposed. We also may incur undetermined costs for treatment of water polluted by selenium and/or for costs of remediation to prevent or limit contamination of water by selenium. We believe we have meritorious defenses to all of the claims asserted in this action and will continue to vigorously defend our position; however, we cannot predict the outcome of this proceeding at this time, and cannot predict whether the outcome will have a material adverse effect on our financial condition.

We are a defendant in a lawsuit in the Circuit Court of Anderson County, Tennessee, entitled Seiber v. National Coal Corporation, Docket No. BOLA0054, alleging that National Coal Corporation was negligent in the case of a vehicular accident which resulted in the death of an independent contract truck driver. The plaintiffs are seeking $7.0 million in compensable damages and $10.0 million in punitive damages. We believe we have meritorious defenses to all of the claims asserted in this action and will continue to vigorously defend our position; however, we cannot predict the outcome of this proceeding at this time, and cannot predict whether the outcome will have a material adverse effect on our financial condition.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Common Stock

Our common stock is listed on the NASDAQ Global Market, trading under the symbol “NCOC”.

The following table sets forth, for the periods indicated, the high and low sales prices for our common stock from January 1, 2008 through December 31, 2009. The following quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

	High	Low
Year Ended December 31, 2008
First Quarter	$5.56	$3.71
Second Quarter	10.83	4.47
Third Quarter	8.87	4.60
Fourth Quarter	5.15	0.81
Year Ended December 31, 2009
First Quarter	$1.73	$0.56
Second Quarter	2.74	1.02
Third Quarter	1.52	0.72
Fourth Quarter	1.40	0.81

On March 26, 2010, the closing sales price of our common stock as reported on the NASDAQ Global Market was $0.60 per share. As of March 26, 2010, there were approximately 177 holders of record of our common stock.

On January 5, 2010, we were notified by The Nasdaq Stock Market that we were not in compliance with the Nasdaq Marketplace Rule 5450(a)(1) because shares of our common stock had closed at a per share bid price of less than $1.00 for 30 consecutive days. In accordance with Marketplace Rule 5810(c)(A), we have 180 calendar days, or until July 6, 2010, to regain compliance.

Dividends

We are restricted from making cash dividend payments on our common stock under the terms of our 10.5% Notes due 2010 and our $5.0 million short-term revolving credit facility. We do not intend to pay dividends on our common stock.

Performance Graph

The following performance graph compares the yearly percentage change in the cumulative total shareholder return on the common stock of National Coal Corp. to the cumulative shareholder return for the same period of a peer group and the Russell 2000 Stock Index. The peer group is comprised of National Coal Corp., CONSOL Energy, Arch Coal, Inc., and Peabody Energy Corp. The graph assumes that all dividends were reinvested and that the investments were held through December 31, 2009.

The material in this section is not “soliciting material,” and is not deemed “filed” with the SEC and is not to be incorporated by reference into any of our filings under the Securities Act of 1933, as amended, or the Exchange Act.

	12/04	12/05	12/06	12/07	12/08	12/09
National Coal Corp.	100.00	52.27	45.45	42.12	9.62	6.36
Russell 2000	100.00	104.55	123.76	121.82	80.66	102.58
Peer Group	100.00	177.70	159.11	280.41	107.08	204.33

Item 6.	Selected Financial Data.

The following selected consolidated financial and other data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements of National Coal Corp. and the Notes to Consolidated Financial Statements included elsewhere in this report.

(In thousands, except per share and per ton amounts)	Twelve Months Ended December 31,
	2009	2008(4)	2007(4)	2006	2005
Consolidated Statement of Income Data:
Coal sales	$85,598	$61,828	$79,039	$86,830	$65,258
Total revenue	$88,035	$65,051	$79,876	$87,517	$65,873
Total operating expenses	$99,211	$82,149	$98,696	$103,974	$68,436
Operating loss	$(11,175)	$(17,098)	$(18,820)	$(16,457)	$(2,563)
Total other income (expense)	$(6,554)	$(8,410)	$(6,780)	$(6,964)	$(4,228)
Net loss from continuing operations	$(17,729)	$(25,508)	$(25,600)	$(23,421)	$(6,791)
Net loss from discontinued operations	$(1,485)	$(9,385)	$(164)	$—	$—
Net loss	$(19,215)	$(34,893)	$(25,764)	$(23,421)	$(6,791)
Basic and diluted net loss per common share from continuing operations	$(0.52)	$(0.83)	$(1.45)	$(1.59)	$(0.58)
Basic and diluted net loss per common share from discontinued operations	$(0.04)	$(0.30)	$(.01)	$—	$—
Weighted average common shares	34,005	31,525	20,680	13,347	13,713
Consolidated Balance Sheet Data:
Total current assets	$4,507	$18,375	$23,539	$8,983	$29,000
Total current liabilities	$59,326	$24,414	$29,680	$18,433	$10,669
Working capital (deficit)	$(54,819)	$(6,039)	$(6,141)	$(9,450)	$18,331
Restricted cash(1)	$6,212	$11,338	$16,512	$17,247	$7,323
Property, plant and equipment(2)	$40,298	$43,675	$50,828	$55,838	$50,902
Long-term debt(3)	$411	$43,207	$69,505	$67,487	$60,015
Shareholders’ equity (deficit)	$(12,303)	$5,491	$(3,527)	$(1,923)	$16,616
Other Data:
Tons of coal sold	1,167	1,009	1,558	1,643	1,216
Average price per ton sold	$73.35	$61.26	$50.72	$52.86	$56.67
Average cost per ton sold	$68.83	$62.27	$49.45	$48.31	$42.04

(1)	Consists of certificates of deposit and other cash primarily serving as collateral for reclamation liabilities, deposits for worker’s compensation liabilities, and utility and performance bonds.

(2)	Includes coal mineral rights, net of accumulated amortization and depletion. Excludes assets held for sale and discontinued operations.

(3)	Includes obligations under capital leases.

(4)	The 2008 and 2007 Selected Financial Data has been updated to reflect National Coal of Alabama, Inc. as discontinued operations.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read together with the Consolidated Financial Statements of National Coal Corp. and the Notes to Consolidated Financial Statements included elsewhere in this report. This discussion summarizes the significant factors affecting the consolidated operating results, financial condition, liquidity and cash flows of National Coal Corp. for the fiscal years ended December 31, 2009, 2008 and 2007. Except for historical information, the matters discussed in this Management’s Discussion and Analysis of Financial Condition and Results of Operation are forward-looking statements that involve risks and uncertainties and are based upon judgments concerning various factors that are beyond our control. For information regarding some of the risks and uncertainties that affect us and our industry, see “Risk Factors” included elsewhere in this report.

We own the coal mineral rights to approximately 65,000 acres of land and lease the rights to approximately 14,000 additional acres, all in Eastern Tennessee. As of December 31, 2009, our mining complexes included two active and three inactive underground mines, one active and two inactive surface mines, and one inactive highwall mine. In addition, we have two preparation plants and two unit train loading facilities in Tennessee served by the Norfolk Southern railroad. We hold five permits that allow us to open new or re-open existing mines in Tennessee close to current operations. As of December 31, 2009, we controlled approximately 39.1 million estimated recoverable tons of coal reserves as defined by the SEC Industry Guide 7 as that part of a mineral deposit which could be economically and legally extracted at the time of the reserve determination.

On August 3, 2009, the holders of the 12% Notes due 2012 foreclosed on the outstanding capital stock of National Coal of Alabama, Inc., which stock had been pledged as collateral to secure repayment of the 12% Notes due 2012, and National Coal of Alabama, Inc. is no longer a subsidiary of ours as of such date. National Coal of Alabama, Inc. is presented as discontinued operations. We acquired our Alabama operations in October 2007, financed principally through the issuance of $60.0 million in 12% Notes due 2012. On July 21, 2009, National Coal of Alabama, Inc. defaulted on the payment of interest on the 12% Notes due 2012, and the holders accelerated the indebtedness. Additionally, the credit agreement provided that upon the acceleration of the entire unpaid balance of the indebtedness, the holders of the notes were entitled to receive a “make-whole amount, which was approximately $19.8 million and was accrued by National Coal of Alabama, Inc. As a result of the transaction, we recorded a gain on disposal of discontinued operations for the year ended December 31, 2009 of approximately $23.5 million. Upon the foreclosure, our remaining operations are all located in Tennessee. No creditor of National Coal of Alabama, Inc. or its immediate parent, NCC Corp., including the holders of the 12% Notes due 2012, has any recourse to National Coal Corp. or its other subsidiaries for any liabilities of NCC Corp. or National Coal of Alabama, Inc., including liabilities arising under the credit agreement.

During the year ended December 31, 2009, our continuing operations generated total revenues of $88.0 million and sold approximately 1.2 million tons of coal as compared to total revenues of $65.1 million in 2008 with sales of 1.0 million tons of coal and $79.9 million in 2007 with sales of 1.6 million tons of coal. Revenues are derived primarily from the sale of coal to electric utility companies in the Southeastern United States pursuant to long-term contracts or open purchase order arrangements with long-time customers. Georgia Power Company represented approximately 95% of our continuing operation’s coal revenues for the year ended December 31, 2009.

During the first quarter of 2010, we experienced a significant reduction in cash receipts following the suspension of coal shipments to Georgia Power Company due to freezing weather in the Southeast United States, which cash shortfall has been financed primarily by our vendors, resulting in a significant increase in accounts payable since the beginning of the year. The deterioration in our financial position has caused Centaurus Energy Master Fund, LP, the lender under our short-term revolving credit facility and the holder of $30.3 million (or 72.1%) of our 10.5% Notes due 2010, to assert that we are insolvent, which assertion we have disputed. We are nonetheless in default under our $5 million short-term revolving credit agreement as of the date this report is filed with the SEC. Under the terms of this facility, the annual financial statements that we file with the SEC must be reported on without a “going concern” qualification from our independent certified public accountants. Because the accompanying auditors’ report for the year ended December 31, 2009, does contain a going concern explanatory paragraph, we are in default of this covenant as of the date this report is filed with the SEC. While we have not obtained an agreement from Centaurus’s to forbear from exercising its available remedies, Centaurus has indicated that it will not immediately seek to accelerate the amounts due under the revolving credit agreement so long as we continue to pursue a transaction that pays down this indebtedness in the near term.

Additionally, we have concluded that we will not be able to generate from operations the amount of cash necessary to pay in December 2010 the amounts due on our 10.5% Notes due 2010 and our short-term revolving credit facility, the combined outstanding principal balance of which was $45.0 million at December 31, 2009. Accordingly, our immediate focus is to improve our operating liquidity in the short-term by reducing accounts payable to historical levels, to pay off our $5.0 million short-term revolving credit facility or otherwise obtain Centaurus’s forbearance from accelerating the indebtedness and otherwise exercising its remedies thereunder, and to pay off the balance of our secured debt by its maturity date. We have explored and continue to explore a number of options to achieve these objectives, including selling assets, refinancing our debt, exchanging our equity for our debt, selling the company, merging with another company, or some combination of these options. We are presently negotiating with a third party to sell a portion of our assets to improve our working capital, including by reducing amounts due Centaurus under our $5.0 million short-term credit facility, which will address our default under this facility and the immediate insolvency issues raised by Centaurus. In addition, we are also considering whether to pursue these and other potential transactions after filing for protection under the federal bankruptcy laws. Our long term strategy of increasing revenue, expanding production and achieving profitable operations can only be pursued after we successfully address our short-term liquidity objectives.

Since inception, we have expanded our production capacity by actively pursuing the development and permitting of properties acquired through strategic acquisitions. We have been able to increase the market for our coal to customers that may benefit from transportation costs advantages due to the location of our mines and loading facilities. In February 2006, we purchased a 42-mile short line railroad from Norfork Southern for approximately $2.0 million. This short line railroad which connects our New River reserves and Baldwin facilities to the Norfolk Southern main line rail facilities at Oneida, Tennessee became operational in the third quarter of 2008. We acquired the Baldwin preparation plant and rail load-out facility in 2005 in return for the assumption of certain reclamation liabilities and spent $7.0 million during 2006 to refurbish and modernize the preparation plant and rail load-out facility. The expenditures made on our transportation and preparation plant infrastructure including the short line railroad and the Baldwin facility reduce our transportation and coal preparation costs and provide us additional opportunities to market coal produced from our owned reserves on the New River tract.

When economically advantageous and market conditions are favorable, we intend to take advantage of our increased production capabilities. Over the longer term, we plan to continue to permit and develop additional properties from our current reserve base while continuing to explore opportunities in nearby areas. Once we resolve our short term liquidity crisis and restore our financial viability, we will continue to pursue our growth strategy.

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

Revenue Recognition. Under SEC Staff Accounting Bulletin No. 104 (ASC 605), Revenue Recognition, we recognize revenue when all of the following criteria are met: (1) persuasive evidence of an arrangement exists, (2) delivery has occurred or services have been rendered, (3) the seller’s price to the buyer is fixed or determinable, and (4) collectability is reasonably assured. In the case of coal we mine and sell, we negotiate a specific sales contract with each customer, which includes a fixed price per ton, a delivery schedule, and terms for payment. When applicable, freight costs billed to the customers as part of the contract price are included as coal sales with the offsetting expense included in cost of sales. We recognize revenue from sales made pursuant to these contracts at the time the coal is loaded onto rail cars, barges and trucks at our load-out, mine, and processing plant facilities.

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

Leasing is used for certain capital additions when considered cost effective relative to other capital sources. All leases with an initial term greater than one year are accounted for under Statement of Financial Accounting Standards, or SFAS 13 (ASC 840), Accounting for Leases. These leases are classified as either capital or operating as appropriate. Leased equipment meeting the capital lease criteria of ASC 840 is capitalized and the present value of the related minimum lease payments is recorded as a liability. Amortization of capitalized leased assets is computed on the straight-line method over the shorter of the estimated useful life or the initial lease term.

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

Asset Retirement Obligation. The Surface Mining Control and Reclamation Act of 1977 and similar state statutes require that mine properties be restored in accordance with specified standards and an approved reclamation plan. Significant reclamation activities include reclaiming refuse and slurry ponds, reclaiming the pit and support acreage at surface mines, and sealing portals at underground mines. Reclamation activities that are performed outside of the normal mining process are accounted for as asset retirement obligations in accordance with the provisions of SFAS 143 (ASC 410), Accounting for Asset Retirement Obligations. We record our reclamation obligations on a mine-by-mine basis based upon current permit requirements and estimated reclamation obligations for such mines as determined by third-party engineering estimates. In accordance with ASC 410, we determine the fair value of our asset retirement obligations using a discounted cash flow methodology based on a discount rate related to the rates of US treasury bonds with maturities similar to the expected life of a mine, adjusted for our credit standing. In estimating future cash flows, we consider third party profit and apply inflation factors as required by ASC 410.

On at least an annual basis, we review our entire reclamation liability and make necessary adjustments for permit changes granted by state authorities, additional costs resulting from accelerated mine closures, and revisions to cost estimates and productivity assumptions, to reflect current experience.

Stock-Based Compensation. We account for stock-based compensation using Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment (ASC 718). We currently use a standard option pricing model to measure the fair value of stock options granted to employees. ASC 718 requires all companies to measure compensation cost for all share-based payments, including employee stock options, at fair value and is effective for interim or annual periods beginning after December 15, 2005. We adopted this standard effective January 1, 2006 and have elected the modified prospective application transition method. Under the modified prospective application transition method, awards that are granted, modified, repurchased, or cancelled after the date of adoption should be measured and accounted for in accordance with the provisions of ASC 718. Awards granted prior to the effective date should continue to be accounted for in accordance with the provisions of ASC 718 with the exception that compensation expense related to unvested options must be recognized in the income statement based on the fair value of the options on the date of grant. ASC 718 also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature.

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

Accounting for income taxes. At December 31, 2009, we had federal operating loss carryforwards of $106.7 million and state net operating loss carryforwards of $99.6 million. If not utilized, these federal and state net operating loss carryforwards will begin to expire at various dates beginning in 2015. The Tax Reform Act of 1986 limits the use of net operating loss carryforwards in certain situations where changes occur in the stock ownership of a company. In connection with the sale of National Coal of Alabama, Inc. during 2009, net deferred tax liabilities of $0.3 million were written off against the related loss and net operating loss carryforwards of $1.2 million were transferred to the acquiring entity.

A valuation allowance has been established to reserve the potential benefits of these carryforwards in our financial statements to reflect the uncertainty of future taxable income required to utilize available tax loss carryforwards and other deferred tax assets. FASB Interpretation No. 48 (ASC 740), Accounting for Uncertainties in Income Taxes, an interpretation of SFAS No. 109, Accounting for Income Taxes prescribes a comprehensive model for how companies should recognize, measure, present and disclose in their financial statements uncertain tax positions taken or expected to be taken on a tax return. Under ASC 740, tax positions must initially be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. Such tax positions must initially and subsequently be measured as the largest amount of tax benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and relevant facts.

We did not recognize any interest and penalties related to uncertain tax positions in income tax in 2009, 2008 and 2007.

There are no income tax examinations currently in process. With few exceptions, we are no longer subject to U.S. federal examinations or state and local income tax examinations by tax authorities for years before 2003.

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements-An Amendment of ARB No. 51” (“SFAS 160”) (ASC 810). ASC 810 establishes accounting and reporting standards for the non-controlling interest in a subsidiary (previously referred to as minority interests). ASC 810 would have an impact on the presentation and disclosure of the non-controlling interests of any non wholly-owned businesses acquired in the future. ASC 810 was effective for fiscal years beginning after December 15, 2008; earlier adoption is prohibited. The adoption of ASC 810 did not have a material impact on our financial position or results of operations.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (“SFAS No. 161”) (ASC 815) which changes the disclosure requirements for derivative instruments and hedging activities. ASC 815 requires enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 (ASC 815), “Accounting for Derivative Instruments and Hedging Activities” and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. ASC 815 was effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The adoption of ASC 815 did not have a material impact on our financial position or results of operations.

In April 2009, the FASB issued ASC 320, “Recognition and Presentation of Other-Than-Temporary Impairments”. It amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. It does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. It was effective for interim and annual reporting periods ending after June 15, 2009. The adoption did not have a material impact on our consolidated financial statements.

In April 2009, the FASB issued ASC 820, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”. It provides additional guidance for estimating fair value in accordance with ASC 820 when the volume and level of activity for the asset or liability have significantly decreased and includes guidance on identifying circumstances that indicate a transaction is not orderly. It does not change the definition of fair value under ASC 820. It was effective for interim and annual reporting periods ending after June 15, 2009. The adoption did not have a material impact on our consolidated financial statements.

In May 2009, the FASB issued ASC 855, Subsequent Events. It establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It was effective for interim and annual periods ending after June 15, 2009. The adoption did not have a material impact on our financial position or results of operations.

In June 2009, the FASB issued The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (the Codification). The Codification became the single official source of authoritative, non-governmental U.S. GAAP. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. The Codification was effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption did not have a material impact on our consolidated financial position or results of operations.

Results of Operations

Throughout this report, we refer to our continuing operations as the operating results of our Tennessee operations, and the operating results of our Kentucky operations for the period from November 2004 through March 31, 2008. We refer to our discontinued operations as the operating results of our Alabama operations for the period from October 2007 through August 2009.

The following table presents consolidated statement of operations data as a percentage of revenues as of December 31 for each of the years indicated:

(in percentages)	2009	2008	2007
Revenues	100.0	100.0	100.0
Operating expenses:
Cost of sales	91.2	96.6	96.5
Cost of services	2.6	4.3	—
Depreciation, depletion, amortization and accretion	11.3	13.6	18.4
General and administrative	7.6	11.7	8.7

Total operating expenses	112.7	126.2	123.6

Loss from operations	(12.7)	(26.2)	(23.6)
Other income (expense):
Interest expense	(7.8)	(11.2)	(11.3)
Interest income	0.2	1.1	1.5
Other income (expense), net	0.2	(2.9)	1.3

Loss from continuing operations before income taxes	(20.1)	(39.2)	(32.1)
Income tax benefit	—	—	—

Net loss from continuing operations, net of tax	(20.1)	(39.2)	(32.1)

Income (loss) from discontinued operations, net of tax	(1.7)	(14.4)	(0.2)

Net income (loss)	(21.8)	(53.6)	(32.3)

Comparison of Years Ended December 31, 2009 and December 31, 2008

Production

During the years ended December 31, 2009 and 2008, our mining from continuing operations produced 798,143 and 969,485 tons of coal, respectively, as follows:

	Year Ended December 31,
	2009		2008
	Tons	%	Tons	%
Production:
Surface mines	370,142	32.1	415,823	40.1
Highwall mines	80,891	7.0	173,327	16.7
Underground mines	347,110	30.1	380,335	36.7

Total tons produced	798,143	69.2	969,485	93.5
Purchased coal	355,786	30.8	67,424	6.5

Total tons available	1,153,929	100.0	1,036,909	100.0

During 2009 and 2008, our discontinued operations produced 392,108 tons and 860,604 tons, respectively. The 2008 figures above include 59,181 tons produced by our Kentucky operations which were sold on March 31, 2008.

Revenue

Tons sold and the associated revenue from continuing operations follows:

	Year Ended December 31,		Increase/(decrease)
	2009	2008	$	%
Coal sales	$85,598,350	$61,827,845	$23,770,505	38.4
Tons sold	1,166,929	1,009,198	157,731	15.6
Average price per ton sold	$73.35	$61.26	$12.09	19.7
Other revenues	$2,437,132	$3,223,401	$(786,269)	(24.4)

The 38.4% increase in revenue from coal sales for the year ended December 31, 2009 as compared to the same period in 2008 was primarily the result of the 17% increase in 2009 in the average contracted selling price per ton sold from our continuing operations due primarily to the successful renegotiation of long-term contracts near the end of 2008. Also during the first quarter of 2008 we sold 100,878 tons at an average price of $48.12 at our Straight Creek mining operations in Kentucky that we sold on March 31, 2008.

The decrease in other revenues of 24.4% is primarily due to fluctuations in production volume relating to revenue from a contract mining services agreement between Xinergy Corp. and National Coal Corporation to mine coal from a highwall mine previously sold to Xinergy Corp. as part of the Straight Creek sale on March 31, 2008. The contract mining agreement with Xinergy Corp. was terminated during November 2009.

Cost of Coal Sales

	Year Ended December 31,		Increase/(decrease)
	2009	2008	$	%
Cost of coal sales	$80,323,782	$62,847,621	$17,476,161	27.8
Tons sold	1,166,929	1,009,198	157,731	15.6
Average cost per ton sold	$68.83	$62.27	$6.56	10.5

Total cost of coal sales increased 27.8% on a 38.4% increase in coal sales revenue in 2009. The average cost per ton sold increased $6.56 to $68.83 in 2009 from $62.27 in 2008. The primary reasons for the increase in average cost per ton sold follows:

During 2009, we idled one of our higher cost underground mines and closed an underground mine in order to take advantage of purchased coal prices that were lower than our mining costs at these two mines. As a result of the mine closures, our cost per ton sold during 2009 compared to 2008 from our continuing operations declined by $10.44 due primarily to decreases in labor of $3.26 per ton sold, freight and fuel costs of $5.38 per ton sold and equipment usage costs of $1.80 per ton sold.

To offset the production shortfall from the mine closures, we purchased 355,459 tons of coal at an average price of $60.65 in 2009 compared to 31,084 tons in 2008 at an average price of $47.58 per ton, leading to an increase in the average cost per ton sold of $16.85 in 2009.

We also sold our Straight Creek operations on March 31, 2008, which sold 100,878 tons at an average cost of $64.35 per ton during the 2008 period.

Depreciation, Depletion, Amortization and Accretion

	Year Ended December 31,		Increase/(decrease)
	2009	2008	$	%
Depreciation, depletion, amortization and accretion	$9,925,328	$8,847,711	$1,077,617	12.2
Tons sold	1,166,929	1,009,198	157,731	15.6
Average cost per ton sold	$8.51	$8.77	$(0.26)	(3.0)

The 12.2% increase in depreciation, depletion, amortization, and accretion expense for the year ended December 31, 2009 as compared to the same period in 2008 was primarily the result of:

(i)	A $1.9 million increase in expense primarily attributable to new mine development in 2008 and 2009; and

(ii)	A $0.1 million increase in expense related to the reopening of one of our train loading facilities during the third quarter of 2008; offset by

(ii)	A reduction of $0.1 million in depreciation expense from our continuing operations attributable to approximately $13.0 million of equipment becoming fully depreciated during 2008; and

(iii)	The sale of approximately $16.1 million in property, plant, equipment, and mine development, and a resulting decrease of $0.9 million of corresponding expense, associated with the sale of our Straight Creek properties on March 31, 2008.

General and Administrative Expenses

	Year Ended December 31,		Increase/(decrease)
	2009	2008	$	%
General and administrative expense	$6,677,219	$7,635,292	$(958,073)	(12.5)
Tons sold	1,166,929	1,009,198	157,731	15.6
Average cost per ton sold	$5.72	$7.57	$(1.85)	(24.4)

The 12.5% decrease in general and administrative expenses for the year ended December 31, 2009 as compared to the same period in the previous year is primarily attributable to the reduction in professional fees of $0.6 million, insurance expense of $0.2 million and legal fees of $0.3 million; offset by an increase in payroll expense of $0.1 million.

Other (Income) Expense

	Year Ended December 31,		Increase/(decrease)
	2009	2008	$	%
Interest expense	$6,879,517	$7,277,975	$(398,458)	(5.5)
Interest income	(170,086)	(730,102)	560,016	(76.7)
Other	(155,504)	1,861,879	(2,017,383)	(108.4)

Total other (income) expense	$6,553,927	$8,409,752	$(1,855,825)	(22.1)

The 5.5% decrease in interest expense for the year ended December 31, 2009 as compared to the same period in 2008, was primarily the result of:

(i)	A reduction in interest expense on our 10.5% senior secured notes attributable to the exchange of $13.0 million in notes and $161,783 in accrued interest for 1,855,935 shares of our common stock during 2008; and

(ii)	A reduction in interest expense attributable to the repayment of a $10.0 million term loan credit facility during 2008, offset by

(iii)	An increase in interest expense related to our short-term revolving credit facility obtained in April 2009.

Interest income decreased by 76.7% for the year ended December 31, 2009 compared to 2008 due to lower average cash balances in 2009.

Other (income) expense changed $2.0 million to income of $0.2 million for the year ended December 31, 2009 compared to expense of $1.9 million in 2008 primarily due to the loss on extinguishment of debt in 2008 of approximately $1.7 million resulting from the $13.0 million reduction in debt on our 10.5% senior secured notes and the loss resulting from the early repayment from the proceeds from the sale of our Straight Creek operations in March 31, 2008 of our $10.0 million term loan credit facility with Guggenheim Corporate Funding, LLC.

Loss from Discontinued Operations, Net of Taxes

	Year Ended December 31,		Increase/(decrease)
	2009	2008	$	%
Loss from discontinued operations, net of taxes	$(1,485,157)	$(9,385,238)	$7,900,081	*

*	Not meaningful

Discontinued operations consist of the operating results of our Alabama operations from October 2007 through August 2009. During the year ended December 31, 2009 our discontinued operations sold 404,245 tons of coal at an average sales price per ton of $77.45, for total sales revenue of $31.3 million compared to 981,580 tons of coal sold at an average sales price per ton of $68.82, for total sales revenue of $67.5 million during the same period in 2008.

Comparison of Year Ended December 31, 2008 and December 31, 2007

Production

During the year ended December 31, 2008 and 2007, our mining from continuing operations produced 969,485 and 1,146,171 tons of coal, respectively, as follows:

	Year Ended December 31,
	2008		2007
	Tons	%	Tons	%
Production:
Surface mines	415,823	40.1	357,475	23.0
Highwall mines	173,327	16.7	178,033	11.4
Underground mines	380,335	36.7	610,663	39.2

Total tons produced	969,485	93.5	1,146,171	73.7
Purchased coal	67,424	6.5	409,998	26.3

Total tons available	1,036,909	100.0	1,556,169	100.0

During 2008 and 2007, our discontinued operations produced 860,604 tons and 204,740 tons, respectively. The 2008 figures above include 59,181 tons produced by our Kentucky operations, which were sold on March 31, 2008.

Revenue

Tons sold and the associated revenue from continuing operations is as follows:

	Year Ended December 31,		Increase/(decrease)
	2008	2007	$	%
Coal sales	$61,827,845	$79,038,521	$(17,210,676)	(21.8)
Tons sold	1,009,198	1,558,286	(549,088)	(35.2)
Average price per ton sold	$61.26	$50.72	$10.54	20.8
Other revenue	$3,233,401	$837,278	$2,396,123	286.2

The 21.8% decrease in revenue from coal sales for the year ended December 31, 2008 as compared to the same period in 2007 was primarily the result of:

(i)	The sale of the Straight Creek mining operations, which sold 740,989 tons at an average price of $46.77 during 2007 as compared to 100,878 tons sold during 2008 at an average price of $48.12 per ton; offset by

(ii)	The sale of the Straight Creek mining operations, which sold 740,989 tons at an average price of $46.77 during 2007 as compared to 100,878 tons sold during 2008 at an average price of $48.12 per ton.

The increase in other revenues of $2.4 million consisted primarily of revenue from a contract mining services agreement between Xinergy Corp. and National Coal Corporation to mine coal from a highwall mine previously sold to Xinergy Corp. as part of the Straight Creek sale on March 31, 2008 and throughput fees charged to another coal producer for use of our train loading facilities in Southeast Kentucky, which were sold on March 31, 2008.

Cost of Coal Sales

	Year Ended December 31,		Increase/(decrease)
	2008	2007	$	%
Cost of sales	$62,847,621	$77,064,753	$(14,217,132)	(18.4)
Tons sold	1,009,198	1,558,286	(549,088)	(35.2)
Average cost per ton sold	$62.27	$49.45	$12.82	25.9
Cost of coal services	$2,818,582	$—	$2,818,582	100.0

Total cost of sales decreased 18.4% during the year ended December 31, 2008 as compared to the same period in 2007 while our average cost per ton increased $12.82 due primarily to:

(i)	Our Tennessee mines sold 908,320 tons at an average cost per ton sold of $62.05 per ton for the year ended December 31, 2008 compared to 817,297 tons at an average cost per ton sold of $52.18 for the year ended December 31, 2007. This increased cost per ton sold of $9.87 is due principally to: (i) $3.57 increased per ton labor cost; (ii) $2.67 increased per ton diesel fuel cost; (iii) $1.84 increase per ton contract labor cost; (iv) $0.73 increase per ton worker’s compensation cost, due principally to an outlier claim in 2008; and (v) $0.50 increase per ton explosives costs.

(ii)	The sale of our Kentucky operations on March 31, 2008, which sold 100,878 tons at a cost of $64.35 per ton for the year ended December 31, 2008 compared to 740,989 tons sold at a cost of $46.45 per ton for the same period in 2007. The higher price per ton in 2008 resulted in an average increase of $2.95 cost per ton.

The increase in cost of services of $2.8 million during 2008 compared to 2007 is due to the contract mining agreement between Xinergy Corp. and National Coal Corporation to mine coal from a highwall mine previously sold to Xinergy Corp. as part of the Straight Creek sale on March 31, 2008.

Depreciation, Depletion, Accretion and Amortization expense

	Year Ended December 31,		Increase/(decrease)
	2008	2007	$	%
Depreciation, depletion, amortization and accretion	$8,847,711	$14,661,153	$(5,813,442)	(39.7)
Tons sold	1,009,198	1,558,286	(549,088)	(35.2)
Average cost per ton sold	$8.77	$9.41	$(0.64)	(6.8)

The 39.7% decrease in depreciation, depletion, amortization, and accretion expense for the year ended December 31, 2008 as compared to the comparable period in 2007, is attributable primarily to:

(i)	The sale of approximately $16.1 million in property, plant, equipment, and mine development, and a resulting decrease of $3.7 million of corresponding expense, associated with the sale of the Straight Creek properties on March 31, 2008.

(ii)	The reduction in expense of approximately $2.1 million for Tennessee, principally due to assets that were fully depreciated in 2007.

General and Administrative Expenses

	Year Ended December 31,		Increase/(decrease)
	2008	2007	$	%
General and administrative expense	$7,635,292	$6,969,932	$665,360	9.5
Tons sold	1,009,198	1,558,286	(549,088)	(35.2)
Average cost per ton sold	$7.57	$4.47	$3.10	69.4

The 9.5% increase in general and administrative expenses for the year ended December 31, 2008 as compared to the same period in the previous year is primarily attributable to the addition of estimated legal settlement fees of $0.3 million, bad debt of $0.1 million and professional fees of $0.6 million offset by the reduction in insurance fees of $0.2 million and engineering consulting fees of $0.1 million.

Other Income (Expense)

	Year Ended December 31,		Increase/(decrease)
	2008	2007	$	%
Interest expense	$7,277,975	$8,990,387	$(1,712,412)	(19.0)
Interest income	(730,102)	(1,179,458)	449,356	(38.1)
Other	1,861,879	(1,030,932)	2,892,811	(280.6)

Total other income (expense)	$8,409,752	$6,779,997	$1,629,755	24.0

The 19.0% decrease in interest expense for the year ended December 31, 2008 as compared to the same period in 2007 was primarily the result of:

(i)	a reduction in interest expense on our 10.5% senior secured notes attributable to the conversion of $13.0 million in notes and $161,783 in accrued interest for 1,855,935 shares of our common stock during 2008; and

(ii)	the repayment of the $10.0 million term loan credit facility with Guggenheim in 2008.

Interest income declined from $1.2 million during the year ended December 31, 2007 to $0.7 million in 2008 as a result of lower average cash balances within our Tennessee operations in restricted cash and operating funds.

Other changed $2.9 million to an expense of $1.9 million for the year ended December 31, 2008 compared to income of $1.0 million for the year ended December 31, 2007 primarily due to: the loss on extinguishment of debt resulting from the $13.0 million reduction in debt on our 10.5% senior secured notes of $0.5 million and the loss resulting from the repayment of our Term loan credit facility of $1.2 million in 2008.

Loss from Discontinued Operations, Net of Taxes

	Year Ended December 31,		Increase/(decrease)
	2008	2007	$	%
Loss from discontinued operations, net of taxes	$(9,385,238)	$(164,327)	$(9,220,911)	*

*	Not meaningful

Discontinued operations consist of the operating results of our Alabama operations from October 2007 through August 2009. During the year ended December 31, 2008 our discontinued operations sold 981,580 tons at an average sales price of $68.82 for total sales revenue of $67.5 million compared to 204,740 tons sold at an average sales price of $63.03 for total sales revenue of $12.9 million during the same period in 2007.

Related Party Transactions

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

Liquidity and Capital Resources

During the first quarter of 2010, Georgia Power Company exercised its rights of force majeure under our coal supply contract due to freezing weather in the Southeast United States, which resulted in their suspension of our shipment of approximately 40,000 tons of coal. While Georgia Power Company is obligated under our contract to purchase this coal within twelve months after the end of the event, the suspension of these shipments resulted in an immediate reduction in cash receipts of approximately $3.0 million during January and February 2010. This cash shortfall has been financed primarily by our vendors, resulting in a significant increase in accounts payable since the beginning of the year.

We notified Centaurus Energy Master Fund, LP, the lender under our $5 million short-term revolving credit facility and the holder of $30.3 million (or 72.1%) of our 10.5% Notes due 2010, of the suspension of coal shipments and the resulting adverse effect on our cash flows. Following meetings with Centaurus, we were informed that Centaurus was of the view that we were unable to pay our debts as they become due and otherwise insolvent and therefore in default under our $5 million revolving credit agreement, and that Centaurus believed it had remedies under the credit agreement, including its right to issue a formal notice of default and accelerate all amounts due under the credit agreement. We disagreed with Centaurus’s assertion that we were unable to pay our obligations as they became due, and advised Centaurus that we remained solvent and were not then in default under our credit agreement.

We are nonetheless in default under our $5 million short-term revolving credit agreement as of the date this report is filed with the SEC. Under the terms of the facility, the annual financial statements that we file with the SEC must be reported on without a “going concern” qualification from our independent certified public accountants. Because the accompanying auditors’ report for the year ended December 31, 2009, does contain a going concern explanatory paragraph, we are in default of this covenant as of the date this report is filed with the SEC. While we have not obtained an agreement from Centaurus to forbear from exercising its available remedies, Centaurus has indicated that it will not immediately seek to accelerate the amounts due under the revolving credit agreement so long as we continue to pursue a transaction that pays down this indebtedness in the near term.

In 2009, we concluded that cash generated from operations would not be sufficient to pay interest or principal on our 10.5% Notes due 2010, and we began exploring strategic alternatives to improve our liquidity and reduce our debt obligations. We engaged the services of a financial advisory firm to evaluate possible strategic and financing transactions. Among these alternatives, we have been pursuing a restructuring of our debt, the issuance of common stock in exchange for the purchase and cancellation of our debt, the sale of a portion of our operating assets, transactions in which we would issue preferred or additional common stock for cash, and merger transactions with other coal producers.

Our discussions with Centaurus and our default under the $5 million short-term credit agreement have caused us to accelerate our plans to address our short-term liquidity issues and pay off our secured debt, and pursue alternatives that can be consummated in the near term. We are presently negotiating with a third party to sell a portion of our assets to improve our working capital, including by reducing amounts due Centaurus under our $5.0 million short-term credit facility, which will address our default under this facility and the immediate insolvency issues raised by Centaurus. The transaction presently being negotiated is not expected to result in the pay-down of any principal amount of our 10.5% Notes due 2010, and we will continue to pursue all possible transactions to pay off this debt prior to its maturity in December 2010. Centaurus is cooperating with us to allow us to consummate the transaction presently being negotiated, and has refrained from attempting to exercise any remedies under our credit facilities following a default. We understand from Centaurus that its continued forbearance from exercising its remedies under our credit facilities requires that we consummate this transaction within the very near term.

If we are unable to consummate the transaction to sell a portion of our assets that is presently being negotiated on terms acceptable to us and within a time period acceptable to Centaurus, or if our financial position worsens due to the withdrawal of credit support from our vendors or other circumstances, or based on other facts and circumstances both known and unknown to us, we may determine that it is in our best interest to voluntarily seek protection under federal bankruptcy laws. Seeking relief under federal bankruptcy laws, even if we are able to emerge from bankruptcy protection, which is not certain, could have a material adverse effect on our relationships with our existing and potential customers, employees, vendors, and others. Further, if we are unable to successfully implement a plan of reorganization, we could be forced to liquidate our assets.

At December 31, 2009, we had cash and cash equivalents of approximately $1.2 million and negative working capital of approximately $54.8 million. Cash flows provided by (used in) continuing operations were approximately $38,000, $(9.6) million and $(9.1) million for the years ended December 31, 2009, 2008 and 2007, respectively. At December 31, 2009, we had a stockholders’ deficit of $12.3 million and incurred net losses from continuing operations of $17.7 million for the year then ended. Management expects that we will continue to incur net losses for the foreseeable future.

The accompanying financial statements have been prepared assuming that we will continue as a going concern, which contemplates our realization of assets and satisfaction of liabilities in the normal course of business, and our auditors have included a going concern explanatory paragraph in their report on our financial statements. We have $42.0 million in senior secured notes that are due on December 15, 2010. Additionally, our $5.0 million short term line of credit, of which $3.0 million was outstanding at December 31, 2009, matures on December 15, 2010, but can be accelerated by Centaurus due to our default under that credit agreement. As of February 28, 2010, we had $0.6 million in cash and $0.5 million available under our short-term revolving credit facility. We expect that our operations during 2010 will require $0.5 million to $0.6 million of cash on a monthly basis. Therefore, we have an immediate need for additional financing to meet our operating and investing activities for the year as well as to make scheduled principal payments. Additionally, we must raise additional equity and/or refinance our senior secured debt and short-term revolving credit facility. We are pursuing a number of activities to address our immediate and long term liquidity needs, and we have engaged an investment banker to assist us in efforts to obtain additional financing and to explore a number of strategic alternatives. The 2009 default by National Coal of Alabama, Inc., of the 12% Notes due 2012 may make it difficult to obtain future financings on acceptable terms, if at all. Additionally, our share price has traded below $1.00 for 30 consecutive days, and NASDAQ has notified us that we are not in compliance with NASDAQ Market Place Rule 5450(a)(1), which will result in our shares being delisted from NASDAQ if we are unable to regain compliance by July 6, 2010. These factors, among others, may indicate that we will be unable to continue as a going concern.

The financial statements do not include any adjustments relating to the recoverability and classification of assets and liabilities that might be necessary should we be unable to continue as a going concern. Our continuation as a going concern is dependent upon our ability to raise additional equity or refinance our existing debt and ultimately, to attain profitability. There is no assurance that we will be successful in raising additional funds or that, if we do raise additional funds, that we will be able to attain profitability or even continue in business.

During 2008, we successfully renegotiated several of our existing coal supply agreements resulting in an increased selling price per ton during 2009, including our contracts with Georgia Power Company, which represented approximately 95% of our continuing operation’s coal revenues for the year ended December 31, 2009.

The weighted average selling price per ton is $79.62, $76.03, and $73.70 on 0.9 million, 0.8 million, and 0.5 million tons contracted for 2010, 2011, and 2012, respectively. We typically sell our coal for a specified per ton amount and at a negotiated price pursuant to both short-term contracts and contracts of twelve months or greater. For the year ended December 31, 2009, 98% of sales were pursuant to contracts of twelve months or greater. Price adjustment, “price reopener” and other similar provisions in long-term supply agreements may reduce the protection from short-term coal price volatility traditionally provided by such contracts. Any adjustment or renegotiation leading to a significantly lower contract price would result in decreased revenues and lower gross margins, which could have a material adverse effect on our operating cash flows. Additionally, our customers may have the ability to delay the timing of their purchases, which could negatively impact operating cash flows. Finally, coal supply agreements also typically contain force majeure provisions allowing temporary suspension of performance by us or our customers during the duration of specified events beyond the control of the affected party.

We expect we will meet our contract commitments through a combination of produced tons and purchased coal. Our production can be negatively impacted by weather, labor shortages or equipment break-downs. Additionally, geological and mining conditions may not be fully identified by available exploration data or may differ from experience in current operations. Additionally, coal for purchase may not be available, or available only at unfavorable prices. The occurrence of such events can adversely affect production, the cost of sales or both, and could have a materially adverse effect on our operating cash flows.

We invested approximately $6.2 million in equipment and mine development in our continuing operations during the year ended December 31, 2009. During 2010, management expects to incur approximately $3.6 million to maintain existing assets. In prior years, we experienced the unanticipated loss of the use of key equipment, which resulted in lost production and lost revenues. We may experience similar mechanical failures in the future, which could have a material adverse effect on our operating cash flows.

Debt Obligations

The following table summarizes our long-term debt obligations, excluding capital leases, from continuing operations as of the dates indicated:

	December 31,
	2009	2008
10.5% Senior Secured Notes, due 2010	$42,000,000	$42,000,000
Equipment loans and installment purchase obligations	1,284,210	3,137,897
Insurance premium financing	65,000	477,749

	43,349,210	45,615,646

Unamortized discounts	(705,986)	(1,386,810)
Current portion of long-term debt	(42,372,933)	(2,336,191)

Total long-term debt	$270,291	$41,892,645

10.5% Senior Secured Notes Due 2010

On December 29, 2005, we issued $55.0 million in aggregate principal amount of 10.5% Senior Secured Notes due 2010 (the “10.5% Notes due 2010”) and 55,000 warrants to purchase a total of 1,732,632 shares of our common stock. The 10.5% Notes due 2010 and warrants were sold in units consisting of one $1,000 principal amount note and one warrant, which entitled the holder to purchase 31.5024 shares of our common stock at an exercise price of $8.50 per share, subject to adjustment. The warrants are subject to mandatory conversion if the price of our common stock remains above $12.75 for more than twenty days out of a thirty-day period. The units were sold in a private placement exempt from the registration requirements under the Securities Act of 1933, as amended (the “Securities Act”). The 10.5% Notes due 2010 are fully and unconditionally guaranteed by our wholly-owned subsidiaries, National Coal Corporation, NC Railroad, Inc. and NC Transportation, Inc. and were offered and sold within the United States only to qualified institutional buyers in reliance on Rule 144A under the Securities Act. We subsequently registered with the SEC a new issue of notes having substantially identical terms as the 10.5% Notes due 2010 in order to exchange freely tradable notes for the 10.5% Notes due 2010, and in July 2006, we issued $51.0 million in principal amount of freely tradable notes in exchange for the same principal amount of 10.5% Notes due 2010.

During the year ended December 31, 2008, certain holders of our 10.5% Senior Secured Notes exchanged $13.0 million in notes and $161,783 in accrued interest for 1,855,935 shares of our common stock resulting in a $504,393 loss on extinguishment of debt included as a component of Other within Other income (expense), net in the accompanying condensed consolidated statement of operations.

The 10.5% Notes due 2010 were issued pursuant to an indenture with Wells Fargo Bank National Association, as trustee. Interest on the 10.5% Notes due 2010 accrues from the date of issuance or the most recent interest payment date, and is payable in cash semi-annually in arrears on June 15th and December 15th of each year, commencing on June 15, 2006. The warrants are exercisable on or after December 29, 2006 and the warrants will expire on December 15, 2010. All of the securities in this offering were initially purchased by the underwriter.

The 10.5% Notes due 2010 and the related guarantees are secured by a lien on substantially all of our and the guarantors’ property and assets, including a pledge of 100% of the capital stock or other equity interests of our domestic subsidiaries. The 10.5% Notes due 2010 will mature on December 15, 2010. The 10.5% Notes due 2010 are subordinated to the $5.0 million Term Note Credit Agreement now with Centaurus Energy Master Fund, LP, which holds a first priority secured lien senior to the 10.5% Notes due 2010, and is senior to our existing and future subordinated debt.

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

Revolving Credit Agreement

On April 9, 2009 we entered into a Revolving Credit Agreement with Next View Partners, LLC, (“Next View”) as administrative agent and collateral agent for certain lenders. The credit facility provided for borrowings of up to $10.0 million, and was permitted indebtedness under the indenture for our 10.5% Notes due 2010. The agreement allowed us the right to borrow up to an aggregate of $5.0 million on or before June 30, 2009 and an aggregate of $10.0 million after June 30, 2009. All amounts under the revolving loans became due and payable on December 15, 2009, unless we obtained the consent of a super majority of holders of our 10.5% Notes, defined by two thirds ownership of the 10.5% Notes due 2010, to extend the maturity date until April 9, 2010.

On December 10, 2009, Centaurus Energy Master Fund, LP assumed and modified our Revolving Credit Agreement with Next View. Centaurus is a super majority of holders of our 10.5% Notes due 2010. The loan modification agreement reduced the face amount of the note issued from $10.0 million to $5.0 million, extended the maturity date of the loan from December 15, 2009 to December 15, 2010 and amended the minimum coal production and shipment amounts. As of December 31, 2009, we were in compliance with all relevant debt covenants and the outstanding balance was $3.0 million.

Interest under this facility is payable monthly in arrears at an annual rate of 15%. Our obligations under this credit facility are secured by a lien on substantially all the assets of National Coal Corp. and its subsidiaries. The credit facility contains several performance covenants, including minimum production and shipment amounts of coal and limitations on additional indebtedness. The facility includes customary default provisions, and all outstanding obligations may become immediately due and payable in the event of our default. We are in default under this facility as of the date this report is filed with the SEC.

Installment Purchase Obligations and Equipment Notes

In February 2009, we entered in a new equipment note pursuant to which we purchased a vehicle with an aggregate principal value of $34,852. The note requires payment over 36 months with a fixed interest rate of 8.69%. The obligation under the note is secured by the vehicle purchased.

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

Cash Flows

We currently satisfy our working capital requirements primarily through cash flows generated from operations and sales of debt and equity securities. For the year ended December 31, 2009, we had a net decrease in cash of approximately $2.7 million. Cash flows from operating, financing and investing activities for the year ended December 31, 2009, 2008, and 2007 are summarized in the following table:

	Year Ended December 31,
Activity	2009	2008	2007
(in thousands)
Operating activities	$3,714	$(4,195)	$(9,171)
Investing activities	(2,948)	3,928	(70,786)
Financing activities	(3,489)	(4,648)	86,599

Net (decrease) increase in cash	$(2,723)	$(4,915)	$6,642

Operating Activities

During 2009, we generated $3.7 million of cash from operations, a $7.9 million increase over 2008. Cash flows from continuing operations provided approximately $38,000, a $9.6 million improvement from 2008. A portion of the improvement in cash flows from continuing operations is the result of an increase of $5.5 million in accounts payable and accrued expenses, $1.2 million decrease in inventory levels, offset by a $1.5 million reduction in deferred revenue and $1.5 million decrease in other non-current liabilities.

The net cash used in operating activities of approximately $4.2 million during the year ended December 31, 2008 compared with prior year cash used in operations of $9.2 million was primarily attributable to the current period activity including a full year of operating results for National Coal of Alabama while only being offset by three months of operating losses associated with the Straight Creek mining operations. The comparable period in the prior year includes Straight Creek operating losses and included

National Coal of Alabama operations for only three months. However, in the first quarter of 2008, our dragline equipment utilized in our L. Massey surface mine in Alabama suffered a major mechanical failure. The equipment was repaired and was back in full production on July 29, 2008. This breakdown resulted in estimated lost production of 140,000 tons and lost revenues of $9.5 million during the year ended December 31, 2008.

Investing Activities

The $6.8 million decrease in cash provided by investing activities from $3.9 million for the year ended December 31, 2008 to cash used in investing activities of $2.9 million for the year ended December 31, 2009 was primarily due to; (i) $10.6 million of proceeds received from the sale of our Straight Creek, Kentucky properties in March 2008 (ii) a $4.4 million decrease in capital expenditures in 2009 and (iii) a decrease in restricted cash released to operations of $1.3 million in 2009 compared to 2008.

Net cash used in investing activities from continuing operations was $0.8 million in 2009 compared to $6.9 million provided by investing activities in 2008. The $7.7 million decrease was primarily related to the Straight Creek sale on March 31, 2008 and a decrease in capital expenditures in 2009.

The change in cash provided by investing activities was $3.9 million for the year ended December 31, 2008 compared to cash used in investing activities of $70.8 million for the year ended December 31, 2007. The change was primarily attributable to: (i) the acquisition of Mann Steel Products, Inc. on October 19, 2007 for $58.7 million and a $10.2 million investment in reclamation bonds and other restricted cash during 2007 offset by (ii) the sale of our Straight Creek, Kentucky properties in March 2008 for $10.6 million and (iii) the release of $7.0 million of reclamation bonds associated with the Straight Creek mining operations during 2008.

Financing Activities

The net cash used in financing activities decreased $1.1 million to $3.5 million in 2009 from $4.6 million in 2008. Net cash used in financing activities from continuing operations was $2.7 million in 2009 and $2.7 million in 2008. During 2009, we obtained a short term revolving line of credit and had gross borrowings under this line of $5.0 million and made repayments totaling $2.0 million. We also repaid $2.0 million on capital lease obligations and made principal payments of $2.8 million on long term debt during 2009. Also during 2009, we entered into new capital leases totaling $0.3 million for equipment.

Net cash used in financing activities was $4.6 million for the year ended December 31, 2008 compared to the net cash provided by financing activities of $86.6 million for the year ended December 31, 2007 was primarily due to: (i) the proceeds we received from our 12% senior secured notes due 2012 during 2007 of $60.0 million to purchase Mann Steel Products Inc. and (ii) proceeds from the issuance of common stock of 34.1 million during 2007 compared to $10.9 million raised in equity financings for the year ended December 31, 2008. During 2008, cash was used to repay the Term Loan Credit Facility and notes and equipment related financing totaling approximately $15.8 million compared to $6.3 million in 2007.

Off-Balance Sheet Arrangements

At December 31, 2009, 2008, and 2007, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, variable interest or special purpose entities, except as noted below, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Contractual Obligations

The following summarizes our contractual obligations, including principal and interest, at December 31, 2009 and the effects such obligations are expected to have on liquidity and cash flow in future periods:

	Payments due by period
		Less than 1	1-3	3-5	After
	Total	Year	Years	Years	5 Years
Long-term debt (including interest)	$47,754,606	$47,486,383	$268,223	$—	$—
Operating leases	24,982	17,554	7,428	—	—
Capital leases	1,627,309	1,473,309	154,000	—	—

Total contractual obligations	$49,406,897	$48,977,246	$429,651	$—	$—

We rent mining equipment pursuant to operating lease agreements, and made lease payments totaling approximately $2.2 million during the year ended December 31, 2009. During November 2009, the equipment sublease between Xinergy Corp. and National Coal Corporation, entered into as part of the Straight Creek sale on March 31, 2008, was terminated thereby decreasing our contractual obligations by $599,703 during 2010.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk.

Market Risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices.

Interest Rate Risks

Our interest expense is sensitive to changes in the general level of interest rates in the U.S. At December 31, 2009, we had $45.6 million aggregate principal amount of debt under fixed rate instruments and no debt under variable rate instruments. At December 31, 2008, we had $44.2 million aggregate principal amount of debt under fixed rate instruments and no debt under variable rate instruments.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of

National Coal Corp.

We have audited the consolidated balance sheets of National Coal Corp. (the “Company”) as of December 31, 2009 and 2008 and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of National Coal Corp. at December 31, 2009 and 2008, and the consolidated results of its operations and its cash flows for the three years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully discussed in Note 2 to the financial statements, the Company has $42.0 million of senior secured debt due December 15, 2010 and a $5.0 million short-term revolving line of credit due on December 15, 2010 that is in default due to the going concern explanatory paragraph included herein. Additionally, the Company needs additional short-term financing. The Company has incurred significant net losses from continuing operations in each of the last three years and has a working capital deficit of $54.8 million and a stockholders’ deficit of $12.3 million as of December 31, 2009. These matters, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

                                    /s/ Ernst & Young LLP

Nashville, Tennessee

March 31, 2010

National Coal Corp.

Consolidated Balance Sheets

	December 31, 2009	December 31, 2008
Assets
Current Assets:
Cash and cash equivalents	$1,185,725	$3,908,469
Accounts receivable, net	366,680	474,351
Inventory	1,403,972	2,957,654
Prepaid and other current assets	1,550,919	1,282,777
Current assets of discontinued operations	—	9,751,877

Total Current Assets	4,507,296	18,375,128
Property, plant, equipment and mine development, net	40,298,450	43,674,758
Deferred financing costs	890,048	1,238,267
Restricted cash	6,211,637	11,338,137
Other non-current assets	906,097	1,562,901
Long term assets of discontinued operations	—	71,620,026

Total Assets	$52,813,528	$147,809,217

Liabilities and Stockholders’ (Deficit) Equity
Current Liabilities:
Accounts payable	$11,551,663	$6,188,085
Accrued expenses	1,065,355	880,632
Borrowings under short-term line of credit	3,000,000	—
Current maturities of long term debt	42,372,933	2,336,191
Current installments of obligations under capital leases	1,237,358	1,886,251
Current portion of asset retirement obligations	98,528	145,282
Deferred revenue	—	1,241,840
Current liabilities of discontinued operations	—	11,735,695

Total Current Liabilities	59,325,837	24,413,976
Long - term debt, less current maturities, net of discount	270,291	41,892,645
Obligations under capital leases, less current installments	140,958	1,314,188
Asset retirement obligations, less current portion	3,790,212	3,763,720
Deferred revenue	1,000,000	1,303,655
Other non-current liabilities	589,139	2,138,235
Long-term liabilities of discontinued operations	—	67,492,063

Total Liabilities	65,116,437	142,318,482

Stockholders’ (Deficit) Equity:
Common Stock, $.0001 par value; 80 million shares authorized; 34,313,889 and 34,184,824 shares issued and outstanding at December 31, 2009 and December 31, 2008, respectively	3,431	3,418
Additional paid in capital	116,191,838	114,770,947
Accumulated deficit	(128,498,178)	(109,283,630)

Total Stockholders’ (Deficit) Equity	(12,302,909)	5,490,735

Total Liabilities and Stockholders’ (Deficit) Equity	$52,813,528	$147,809,217

See Accompanying Notes to Consolidated Financial Statements.

National Coal Corp.

Consolidated Statements of Operations

	Year Ended December 31,
	2009	2008	2007
Revenues:
Coal sales	$85,598,350	$61,827,845	$79,038,521
Other revenues	2,437,132	3,223,401	837,278

Total revenues	88,035,482	65,051,246	79,875,799

Operating expenses:
Cost of coal sales (exclusive of depreciation, depletion, amortization and accretion)	80,323,782	62,847,621	77,064,753
Cost of coal services (exclusive of depreciation, depletion, amortization and accretion)	2,325,490	2,818,582	—
Depreciation, depletion, amortization and accretion	9,925,328	8,847,711	14,661,153
General and administrative	6,636,346	7,635,292	6,969,932

Total operating expenses	99,210,946	82,149,206	98,695,838

Loss from continuing operations	(11,175,464)	(17,097,960)	(18,820,039)

Other income (expense):
Interest expense	(6,879,517)	(7,277,975)	(8,990,387)
Interest income	170,086	730,102	1,179,458
Other	155,504	(1,861,879)	1,030,932

Other income (expense)	(6,553,927)	(8,409,752)	(6,779,997)

Loss from continuing operations before income taxes	(17,729,391)	(25,507,712)	(25,600,036)
Income tax benefit	—	—	—

Loss from continuing operations	(17,729,391)	(25,507,712)	(25,600,036)
Loss from discontinued operations, net of taxes	(1,485,157)	(9,385,238)	(164,327)

Net loss	(19,214,548)	(34,892,950)	(25,764,363)
Preferred stock dividend	—	(130,188)	(398,891)
Preferred stock deemed dividend	—	(593,563)	(4,058,358)

Net loss attributable to common shareholders	$(19,214,548)	$(35,616,701)	$(30,221,612)

Loss per common share from continuing operations - basic and diluted	$(0.52)	$(0.83)	$(1.45)

Loss per common share from discontinued operations - basic and diluted	$(0.04)	$(0.30)	$(0.01)

Loss per common share - basic and diluted	$(0.56)	$(1.13)	$(1.46)

Weighted average common shares outstanding	34,004,575	31,525,271	20,680,015

See Accompanying Notes to Consolidated Financial Statements.

National Coal Corp.

Condensed Consolidated Statements of Cash Flows

	Year Ended December 31,
	2009	2008	2007
Operating Activities
Net loss	$(19,214,548)	$(34,892,950)	$(25,764,363)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Loss from discontinued operations, net of tax	1,485,157	9,385,238	164,327
Depreciation, depletion, amortization and accretion	9,925,328	8,847,711	14,661,153
Amortization of deferred financing costs	1,012,412	490,796	906,488
Amortization of debt discount	680,824	735,728	621,220
Gain (loss) on disposal of assets	159,431	(108,427)	(1,059,786)
Loss on sale of Straight Creek properties	—	365,025	—
Loss on extinguishment of debt	—	1,676,202	50,720
Settlement of asset retirement obligations	(134,618)	(205,525)	(430,655)
Stock option expense	1,379,893	1,313,948	1,436,996
Issuance of stock in lieu of payment for services	—	—	531,500
Changes in operating assets and liabilities:
Accounts receivable	107,671	1,741,883	1,310,523
Inventory	1,164,099	(725,497)	66,140
Prepaid and other current assets	273,437	429,788	627,866
Other non - current assets	744,805	18,605	96,811
Accounts payable and accrued expenses	5,548,301	(1,749,041)	(2,884,636)
Deferred revenue	(1,545,495)	1,241,840	521,379
Other non - current liabilities	(1,549,096)	1,883,469	55,337

Net cash flows used in operating activities from continuing operations	37,601	(9,551,207)	(9,088,980)
Net cash flows provided by (used in) operating activities from discontinued operations	3,676,901	5,356,468	(82,065)

Net cash flows provided by (used in) operating activities	3,714,502	(4,194,739)	(9,171,045)
Investing Activities
Capital expenditures	(5,833,661)	(8,442,724)	(4,359,850)
Proceeds from sale of Straight Creek properties	—	10,638,570	—
Proceeds from sale of equipment and mine development, net	—	—	2,375,935
Decrease in restricted cash	5,126,500	5,173,672	734,942
Additions to prepaid royalties	(88,000)	(493,819)	(6,164)

Net cash (used in) provided by investing activities from continuing operations	(795,161)	6,875,699	(1,255,137)
Net cash used in investing activities from discontinued operations	(2,153,052)	(2,947,254)	(69,530,391)

Net cash (used in) provided by investing activities	(2,948,213)	3,928,445	(70,785,528)
Financing Activities
Proceeds from issuance of common and preferred stock	—	10,843,798	35,798,648
Proceeds from stock option exercises	—	1,037,125	—
Proceeds from issuance of notes	—	—	441,077
Proceeds under short-term line of credit	5,000,000	—	2,000,000
Repayments of debt	(4,842,867)	(13,951,676)	(5,518,091)
Repayments of obligations under capital leases	(2,029,010)	(175,761)	(740,608)
Payments for deferred financing costs	(793,305)	(204,113)	(109,333)
Payment of deferred dividends	—	(244,405)	—
Dividends paid	—	—	(239,458)
Payment of cash to induce conversion of preferred stock	—	—	(1,702,153)
Other	—	32,080	—

Net cash flows (used in) provided by financing activities from continuing operations	(2,665,182)	(2,662,952)	29,930,082
Net cash flows (used in) provided by financing activities from discontinued operations	(823,851)	(1,985,301)	56,668,622

Net cash flows (used in) provided by financing activities	(3,489,033)	(4,648,253)	86,598,704
Net (decrease) increase in cash and cash equivalents	(2,722,744)	(4,914,547)	6,642,131
Cash and cash equivalents at beginning of year	3,908,469	8,823,016	2,180,885

Cash and cash equivalents at end of year	$1,185,725	$3,908,469	$8,823,016

Supplemental Cash Flow Information
Cash paid during the year for interest	$5,778,149	$14,142,123	$9,381,725
Non-cash investing and financing activities from continued operations:
Preferred stock effective dividends	$—	$593,563	$—
10.5% Senior Secured Notes exchanged for common stock	—	13,158,958	—
Financed equipment acquisitions	77,700	3,574,173	4,914,339
Equipment acquired through obligations under capital leases	336,000	3,325,500	248,900
Asset retirement obligations incurred, acquired or recosted	695,120	2,067,097	2,671,909
Issuance of warrants	—	—	1,374,676
Common stock issued for mineral rights	—	5,000,000	—
Interest and fees paid in-kind or financed	2,100,000	—	—

See Accompanying Notes to Condensed Consolidated Financial Statements.

National Coal Corp.

Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

	Preferred Stock		Common Stock		Additional	Accumulated
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Total
Balance January 1, 2007	782.54	$—	16,340,744	$1,634	$42,049,703	$(43,974,396)	$(1,923,059)
Issuance of warrants	—	—	—	—	1,374,676	—	1,374,676
Conversion of preferred stock	(426.10)	—	1,096,634	110	(110)	—	—
Conversion of preferred dividends	—	—	27,487	3	162,001	—	162,004
Common shares issued as inducement	—	—	431,258	44	1,367,987	(1,368,031)	—
Cash inducement for preferred conversion	—	—	—	—	—	(1,702,154)	(1,702,154)
Beneficial contingent conversion	—	—	—	—	988,173	(988,173)	—
Common stock issued for services	—	—	177,000	18	531,482	—	531,500
Preferred stock dividends	—	—	—	—	(398,891)	—	(398,891)
Employee option expense	—	—	—	—	1,436,996	—	1,436,996
Common stock issued for cash	—	—	9,625,669	961	35,797,686	—	35,798,647
Net loss	—	—	—	—	—	(25,764,363)	(25,764,363)

Balance December 31, 2007	356.44	—	27,698,792	2,770	83,309,703	(73,797,117)	9,515,356
Exercise of warrants	—	—	14,176	1	(1)	—	—
Conversion of preferred stock	(356.44)	—	923,420	93	(93)	—	—
Common shares issued as inducement	—	—	154,573	15	593,548	(593,563)	—
Common stock issued for mineral rights	—	—	756,430	76	4,999,924	—	5,000,000
Conversion of notes to common stock	—	—	1,828,803	183	12,573,881	—	12,574,064
Conversion of accrued interest to common stock	—	—	27,132	3	161,780	—	161,783
Common stock issued for cash	—	—	2,277,000	227	10,587,823	—	10,588,050
Common stock issued for cash to management	—	—	55,000	6	255,742	—	255,748
Restricted stock issued to management	—	—	215,000	21	125,395	—	125,416
Preferred stock dividends	—	—	—	—	(130,188)	—	(130,188)
Employee option exercise	—	—	211,750	21	1,037,104	—	1,037,125
Employee option expense	—	—	—	—	1,224,251	—	1,224,251
Other	—	—	22,748	2	32,078	—	32,080
Net loss	—	—	—	—	—	(34,892,950)	(34,892,950)

Balance December 31, 2008	—	—	34,184,824	3,418	114,770,947	(109,283,630)	5,490,735
Exercise of warrants	—	—	24,615	2	(2)	—	—
Restricted stock issued to management	—	—	170,450	17	(17)	—	—
Restricted stock forfeited	—	—	(60,000)	(6)	6	—	—
Employee option expense	—	—			1,420,904	—	1,420,904
Net loss	—	—				(19,214,548)	(19,214,548)

Balance December 31, 2009	—	$—	34,319,889	$3,431	$116,191,838	$(128,498,178)	$(12,302,909)

See Accompanying Notes to Consolidated Financial Statements.

NATIONAL COAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.	Business Overview

National Coal Corp. (the “Company”) consists primarily of its two wholly-owned subsidiaries: (i) National Coal Corporation and (ii) NCC Corp. and until August 3, 2009, its wholly-owned subsidiary National Coal of Alabama, Inc (“NCA”). The Company principally engages in the business of mining high quality bituminous steam coal in East Tennessee, North Alabama until August 3, 2009, and Southeast Kentucky until March 31, 2008. Its customers are electric utilities and industrial concerns in the Southeastern US.

In Tennessee, the Company owns the coal mineral rights to approximately 65,000 acres of land and lease the rights to approximately 14,000 additional acres. As of December 31, 2009, the Company’s mining complexes included two active and three inactive underground mines, one active and two inactive surface mines, and one inactive highwall mine. In addition, it has two preparation plants and two unit train loading facilities in Tennessee served by the Norfolk Southern (“NS”) railroad. The Company holds five permits that allow it to open new or re-open existing mines in Tennessee close to its current operations. As of December 31, 2009, the Company controlled approximately 39.1 million estimated recoverable tons of coal reserves in Tennessee as defined by the SEC Industry Guide 7 as that part of a mineral deposit which could be economically and legally extracted at the time of the reserve determination.

During the year ended December 31, 2009, the Company’s continuing operations generated total revenues of $88.0 million on the sale of approximately 1.2 million tons of coal. Revenues are derived primarily from the sale of coal to electric utility companies in the Southeastern United States pursuant to long-term contracts or open purchase order arrangements with long-time customers. Georgia Power Company represented approximately 95% of the Company’s continuing operations’ coal revenues for the year ended December 31, 2009.

The Company typically sells coal for a specified per ton amount and at a negotiated price pursuant to both short-term contracts and contracts of twelve months or greater. The weighted average selling price per ton in Tennessee is $79.62, $76.03, and $73.70 on 0.9 million, 0.8 million, and 0.5 million tons contracted for 2010, 2011, and 2012, respectively. Price adjustment, “price reopener” and other similar provisions in long-term supply agreements may reduce the protection from short-term coal price volatility traditionally provided by such contracts. Any adjustment or renegotiation leading to a significantly lower contract price would result in decreased revenues and further increase the Company’s negative gross margin, which could have a material adverse effect on the Company’s operating cash flows. Additionally, the Company’s customers may have the ability to delay the timing of their purchases, which could negatively impact operating cash flows. Finally, coal supply agreements also typically contain force majeure provisions allowing temporary suspension of performance by the Company or its customers during the duration of specified events beyond the control of the affected party.

Management assumes the Company will meet its contract commitments through a combination of produced tons and purchased coal. Production can be negatively impacted by weather, labor shortages or equipment break-downs. Additionally, geological and mining conditions may not be fully identified by available exploration data or may differ from experience in current operations. Additionally, coal for purchase may not be available, or available only at unfavorable prices. The occurrence of such events can adversely affect production, the cost of sales or both, and could have a materially adverse effect on the Company’s operating cash flows.

NATIONAL COAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — Continued

The Company invested approximately $6.2 million in equipment and mine development in its continuing operations during the year ended December 31, 2009. During 2010, management expects to incur approximately $3.6 million to maintain existing assets. In prior years, the Company experienced the unanticipated loss of the use of key equipment, which resulted in lost production and lost revenues. The Company may experience similar mechanical failures in the future, which could have a material adverse effect on its operating cash flows.

2.	Going Concern

At December 31, 2009, the Company had cash and cash equivalents of approximately $1.2 million, negative working capital of approximately $54.8 million and a stockholders’ deficit of $12.3 million. The Company has a history of substantial net losses. In 2009 and 2008, the Company generated losses from continuing operations of $17.7 million and $25.5 million, respectively. Net cash flow provided by (used in) operating activities from continuing operations was approximately $38,000 and $(9.6) million in 2009 and 2008, respectively. At December 31, 2009, the Company had $2.0 million available under its short-term revolving credit facility.

The Company expects to use $0.5 million to $0.6 million of cash from operations per month during 2010 and expects that it will need additional short term financing to meet its operating and investing needs and to make principal payments of outstanding debt. Additionally, the Company has $42.0 million of long term debt that is due on December 15, 2010 and the Company’s $5.0 million short term line of credit, of which $3.0 million was outstanding at December 31, 2009, matures on December 15, 2010. The Company must raise additional equity and/or refinance its senior secured debt and short-term revolving credit facility before they mature on December 15, 2010.

During the first quarter of 2010, Georgia Power Company exercised its rights of force majeure under the Company’s coal supply contract due to freezing weather in the Southeast United States, which resulted in the suspension of the Company’s shipment of approximately 40,000 tons of coal. While Georgia Power Company is obligated under its contract to purchase this coal within twelve months after the end of the event, the suspension of these shipments resulted in an immediate reduction in cash receipts of approximately $3.0 million during January and February 2010. This cash shortfall has been financed primarily by the Company’s vendors, resulting in a significant increase in accounts payable since the beginning of the year.

During January 2010, the Company notified Centaurus Energy Master Fund, LP (Centaurus), the lender under its $5.0 million short-term revolving credit facility and the holder of $30.3 million (or 72.1%) of its 10.5% Notes due 2010, of the suspension of coal shipments and the resulting adverse effect on the Company’s cash flows. Following meetings with Centaurus, the Company was informed that Centaurus was of the view that the Company was unable to pay its debts as they became due and otherwise insolvent and therefore in default under its $5.0 million short-term revolving credit facility, and that Centaurus believed it had remedies under the credit agreement, including its right to issue a formal notice of default and accelerate all amounts due under the credit agreement. The Company disagreed with Centaurus’s assertion that it was unable to pay its obligations as they become due, and advised Centaurus that the Company remained solvent and was not in default under its credit agreement.

The Company is nonetheless in default under its $5 million short-term revolving credit agreement as of the date the Company’s annual report is filed with the SEC. Under the terms of the facility, the annual financial statements that the Company files with the SEC must be reported on without a “going concern” qualification from the Company’s independent certified public accountants. Because the accompanying auditors’ report for the year ended December 31, 2009, does contain a going concern explanatory paragraph, the Company is in default of this covenant as of as of the date the Company’s annual report is filed with the SEC. While the Company has not obtained an agreement from Centaurus to forbear from exercising its available remedies, Centaurus has indicated that it will not immediately seek to accelerate the amounts due under the revolving credit agreement so long as the Company continued to pursue a transaction that pays down this indebtedness in the near term. The default under the $5 million short-term credit agreement does not cause any of the Company’s other debt obligations to be in default.

NATIONAL COAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — Continued

In 2009, the Company concluded that cash generated from operations would not be sufficient to pay interest or principal on its 10.5% Notes due 2010, and the Company began exploring strategic alternatives to improve its liquidity and reduce its debt obligations. The Company engaged the services of a financial advisory firm to evaluate possible strategic and financing transactions. Among these alternatives, the Company has been pursuing a restructuring of its debt, the issuance of common stock in exchange for the purchase and cancellation of its debt, the sale of a portion of the Company’s operating assets, transactions in which the Company would issue preferred or additional common stock for cash, and merger transactions with other coal producers.

Discussions with Centaurus and the Company’s default under the $5 million short-term credit agreement have caused the Company to accelerate its plans to address its short-term liquidity issues and pay off its secured debt, and pursue alternatives that can be consummated in the near term. The Company is presently negotiating with a third party to sell a portion of its assets to improve its working capital, including by reducing amounts due Centaurus under its $5.0 million short-term credit facility, which will address the Company’s default under the credit agreement and the immediate insolvency issues raised by Centaurus. The transaction presently being negotiated is not expected to result in the pay-down of any principal amount of its 10.5% Notes due 2010, and the Company will continue to pursue all possible transactions to pay off this debt prior to its maturity in December 2010. Centaurus is cooperating with the Company to allow them to consummate the transaction presently being negotiated, and has refrained from attempting to exercise any remedies under its credit facilities following a default. It is understood from Centaurus that its continued forbearance from exercising its remedies under the Company’s credit agreement requires that the Company consummate this transaction within the very near term.

If the Company is unable to consummate the transaction to sell a portion of its assets that is presently being negotiated on terms acceptable to them and within a time period acceptable to Centaurus, or if the Company’s financial position worsens due to the withdrawal of credit support from its vendors or other circumstances, or based on other facts and circumstances both known and unknown to the Company, the Company may determine that it is in its best interest to voluntarily seek protection under federal bankruptcy laws. Seeking relief under federal bankruptcy laws, even if it is able to emerge from bankruptcy protection, which is not certain, could have a material adverse effect on the relationships with the Company’s existing and potential customers, employees, vendors, and others. Further, if the Company is unable to successfully implement a plan of reorganization, it could be forced to liquidate its assets.

The Company’s liquidity needs during 2010 discussed above and the December 2010 maturity of $42.0 million of long-term debt and $3.0 million on the short term revolving credit facility raise substantial doubt about the Company’s ability to continue as a going concern and therefore, its ability to realize its assets and discharge its liabilities in the normal course of business.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company’s assets and satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

NATIONAL COAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — Continued

3.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements include the accounts of National Coal Corp. and those of its two wholly-owned operating subsidiaries, National Coal Corporation and NCC Corp. and their respective wholly-owned subsidiaries, NC Railroad, Inc., Jacksboro Coal Company, Inc. and, until August 3, 2009, National Coal of Alabama, Inc. National Coal of Alabama, Inc. is presented as discontinued operations. See Note 4 for further discussion. The results of operations include the operations of Straight Creek in Kentucky, which were sold on March 31, 2008, the date of sale and National Coal of Alabama, Inc. through August 3, 2009, the date of foreclosure.

All intercompany transactions and balances have been eliminated in consolidation. Any material subsequent events have been evaluated for disclosure through March 30, 2010, the date of the filing of this Form 10-K.

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

The Company maintains cash or investment accounts at various banks. The accounts are insured by the Federal Deposit Insurance Corporation up to $250,000 per legal ownership. At December 31, 2009, the Company had $1.2 million of non-restricted funds of which $0.6 million was in excess of this insurance limit and $6.2 million of restricted funds deposited with financial institutions and regulatory agencies in excess of this insurance limit.

Accounts Receivable

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. Customers are primarily utilities and industrial companies. Balances are stated net of an allowance for doubtful accounts of $0 at December 31, 2009 and 2008.

Inventory

Inventory includes mined coal, purchased coal and tires. Mined coal is classified as inventory at the point it is extracted, and is valued at the lower of average cost or net realizable value. At December 31, 2009 and 2008, the Company reduced the carrying value of its inventories by $39,814 and $1,170,221,

NATIONAL COAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — Continued

respectively, to state mined coal inventories at net realizable value. Mined coal inventory costs include labor, fuel, equipment costs, and operating overhead. Purchased coal inventory is valued at the lower of cost or net realizable value. Tires are classified as inventory when purchased.

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

Leasing is used for certain capital additions when considered cost effective relative to other capital sources, and is classified as either capital or operating as appropriate. Leased equipment meeting the capital lease criteria of Statement of Financial Accounting Standards No. 13 (ASC 840), Accounting for Leases are capitalized and the present value of the related lease minimum payments are recorded as a corresponding asset and liability. Amortization of capitalized leased assets is computed using the straight-line method over the shorter of the estimated useful life or the initial lease term.

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

Restricted Cash

Restricted cash includes accrued interest and consists principally of money market accounts securing letters of credit, certificates of deposit and surety bonds in favor of the various federal and state mining commissions. The current portion of restricted cash includes; (i) short-term deposits for which statutory restrictions will be released within one year and (ii) an estimate of performance bond amounts associated with those permits for which the reclamation work has been completed and the release has been requested from the appropriate mining commission prior to the reporting date.

Prepaid Mining Royalties

Certain coal leases require minimum or advance payments which are deferred and charged to cost of sales as coal is extracted and sold. The Company had prepaid royalties of approximately $469,000 and $382,000 at December 31, 2009, and 2008, respectively, included in other non-current assets in the accompanying balance sheets.

NATIONAL COAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — Continued

Reclamation and Asset Retirement Obligations

The Surface Mining Control and Reclamation Act of 1977 and similar state statutes require mine properties to be restored in accordance with specified standards. Statement of Financial Accounting Standards No. 143 (ASC 410) requires recognition of an asset retirement obligation (“ARO”) for eventual reclamation of disturbed acreage remaining after mining has been completed. The Company records its reclamation obligations on a permit-by-permit basis using requirements as determined by the Office of Surface Mining of the U.S. Department of the Interior (“OSM”). The liability is calculated based upon the reclamation activities remaining after coal removal ceases, assuming that reclamation activities have been contemporaneous within state and federal guidelines during mining. A liability is recorded for the estimated future cost that a third party would incur to perform the required reclamation and mine closure discounted at the Company’s credit-adjusted risk-free rate. A corresponding increase in the asset carrying value of mineral rights is also recorded. The ARO asset is amortized on the units-of-production method over the proven and probable reserves associated with that permit, and the ARO liability is accreted to the expected reclamation date at the Company’s credit-adjusted risk-free rate. These expenses are included in depreciation, depletion, amortization, and accretion in the operating expenses section of the income statement.

Stock-based Compensation

The Company’s 2004 Option Plan (the “Plan”) was authorized by the Board of Directors of the Company in March 2004, and amended in January 2005. Under the terms of the Plan, stock options may be granted to officers, directors, employees, and others. At December 31, 2009, 4,450,000 shares of common stock were authorized for issuance under the Plan. Shares subject to awards that expire unexercised or are otherwise terminated, again become available for awards. Upon exercise, stock is issued from unissued or treasury shares. The grant price of an option under the Plan generally may not be less than the fair market value of the common stock subject to such option on the date of grant. Options have a maximum life of ten years and generally vest 25% per year over a four year period. Currently, all stock options issued under the plan are non-statutory.

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123, Share-Based Payment (ASC 718) using the modified-prospective transition method. ASC 718 requires all share-based payments to employees, including grants of employee stock options, to be recognized as compensation expense in the consolidated financial statements based on their fair values. Under the modified-prospective transition method, the Company recognizes compensation expense for the unvested portion of all share-based payments granted on or prior to December 31, 2005 over the remaining service period based on the grant date fair value estimated in accordance with ASC 718 and recognizes compensation cost for all share-based payments granted on or subsequent to January 1, 2006 over the service period based on grant date fair value estimated in accordance with ASC 718.

NATIONAL COAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — Continued

Workers’ Compensation

The Company provides for income replacement and medical treatment for work related injury and occupational disease resulting from coal workers’ pneumoconiosis (Black Lung Disease), as required by federal and state law, through insurance policies with high deductibles.

Revenue Recognition

The Company recognizes revenue when title or risk of loss passes to the common carrier or customer. This generally occurs when coal is loaded onto trains, barges or trucks at one of our loading facilities or at third party facilities. In most cases, the Company negotiates a specific sales contract with each customer, which specifies a fixed price per ton, premiums and penalties for quality variances, a delivery schedule, and payment terms. Contracts range in duration from one to three years. In 2008, the Company entered into a supply contract with a broker and received advance payment for product that was delivered in January 2009. This payment was recorded as deferred revenue in the accompanying balance sheet at December 31, 2008.

Revenue is also earned from contract mining services, from tippling fees charged other coal producers to use the Company’s loading facilities and from royalties based on coal mined by lessees.

Freight Revenue and Costs

Shipping and handling costs paid to third-party carriers and invoiced to coal customers are included in coal sales and cost of sales, respectively.

Income Taxes

The Company recognizes deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases in accordance with FASB Statement of Financial Accounting Standards No. 109 (ASC 740), Accounting for Income Taxes. A valuation allowance is provided when it is more likely than not that some portion or all of a deferred tax asset will not be realized. The ultimate realization of deferred tax assets depends on the generation of future taxable income during the period in which related temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in this assessment. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date of such change.

Comprehensive Loss

The Company’s comprehensive losses as defined by SFAS No. 130 (ASC 220), Reporting Comprehensive Income, are the same as the net losses reported.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

NATIONAL COAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — Continued

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements-An Amendment of ARB No. 51” (ASC 810). ASC 810 establishes accounting and reporting standards for the non-controlling interest in a subsidiary (previously referred to as minority interests). ASC 810 would have an impact on the presentation and disclosure of the non-controlling interests of any non wholly-owned businesses acquired in the future. ASC 810 will be effective for fiscal years beginning after December 15, 2008; earlier adoption is prohibited. The adoption of ASC 810 did not have a material impact on the Company’s financial position or results of operations.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (ASC 815) which changes the disclosure requirements for derivative instruments and hedging activities. ASC 815 requires enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 (ASC 815), “Accounting for Derivative Instruments and Hedging Activities” and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. ASC 815 was effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The adoption of ASC 815 did not have a material impact on the Company’s financial position or results of operations.

In April 2009, the FASB issued ASC 320, “Recognition and Presentation of Other-Than-Temporary Impairments”. It amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. It does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. It was effective for interim and annual reporting periods ending after June 15, 2009. The adoption did not have a material impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued ASC 820, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”. It provides additional guidance for estimating fair value in accordance with ASC 820 when the volume and level of activity for the asset or liability have significantly decreased and includes guidance on identifying circumstances that indicate a transaction is not orderly. It does not change the definition of fair value under ASC 820. The FSP was effective for interim and annual reporting periods ending after June 15, 2009. The adoption did not have a material impact on the Company’s consolidated financial statements.

In June 2009, the FASB issued The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (the Codification). The Codification became the single official source of authoritative, non-governmental U.S. GAAP. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. The Codification was effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption did not have a material impact on the Company’s consolidated financial position or results of operations.

NATIONAL COAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — Continued

4.	Discontinued Operations

Mann Steel Acquisition and Divestiture

On October 19, 2007, NCC Corp. acquired all of the outstanding stock of Mann Steel Products, Inc. (“Mann Steel”) for an aggregate purchase price of $55.0 million less; (i) $1.9 million placed in escrow for payment to certain key employees of Mann Steel (or otherwise returned to sellers), and (ii) $7,406,745 for repayment of certain indebtedness of Mann Steel that existed at the closing date. Simultaneously, the Company completed (i) $60.0 million in debt private placements with detachable warrants to purchase 250,000 shares of National Coal Corp. common stock at a per share price of $4.00, and (ii) $11.6 million in equity private placements through the issuance of 3,866,968 shares of common stock at a per share price of $3.00 (see Notes 10 and 13). The Company used the proceeds of the private placements to capitalize NCC Corp. which was then used to pay a portion of the purchase price to the sellers of Mann Steel. Mann Steel became a wholly-owned subsidiary of NCC Corp. and changed its name to National Coal of Alabama, Inc. (“NCA”).

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

NATIONAL COAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — Continued

The following summarized unaudited consolidated pro forma results of operations, assuming the Mann Steel acquisition occurred on January 1, 2007, are as follows (in $000’s, except for per share amounts):

2007
Revenues	$146,573
Operating loss	(9,797)
Net loss	(18,434)
Net loss available to common stockholders	(22,891)
Basic earnings per share	$(1.11)
Diluted earnings per share	$(1.11)

On June 26, 2009, NCA was obligated to pay to its debt holders approximately $1.9 million of accrued interest on its 12% Notes. The date for making the interest payment was extended by the holders of the 12% Notes to July 17, 2009, and on July 21, 2009, NCA defaulted on the 12% Notes as the interest payment had not been made. Additionally, the credit agreement provided that upon the acceleration of the entire unpaid balance of the indebtedness, the holders of the 12% Notes were entitled to receive the Make-Whole Amount, which was approximately $19.8 million and was accrued for by NCA. On August 3, 2009, the holders of the 12% Notes foreclosed on the outstanding capital stock of NCA, the collateral for the 12% Notes, in satisfaction of the 12% Notes. As a result of the foreclosure, NCA is no longer a subsidiary effective August 3, 2009. As a result of the transaction, the Company recorded a gain on disposal of discontinued operations for the year ended December 31, 2009 of approximately $23.5 million.

The results of operations and the gain on disposal of NCA are presented net of income taxes in the accompanying consolidated financial statements as discontinued operations in accordance with SFAS No. 144 (ASC 360) Accounting for the Impairment or Disposal of Long Lived Assets. The accompanying consolidated financial statements have been reclassified to conform to this presentation for all periods presented. The required reclassifications did not impact total assets, liabilities, stockholders’ equity (deficit), net loss or cash flows.

NATIONAL COAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — Continued

There were no assets or liabilities associated with the Company’s discontinued operations recorded on the balance sheet at December 31, 2009. The major categories of assets and liabilities associated with the Company’s discontinued operations recorded in the balance sheet as of December 31, 2008 are as follows:

December 31, 2008
Assets
Current Assets:
Cash and cash equivalents	$716,042
Restricted cash	2,771,445
Accounts receivable, net	5,263,786
Inventory	732,508
Prepaid and other current assets	268,096

Total current assets	9,751,877
Property, plant, equipment and mine development, net	58,771,938
Deferred financing costs	3,541,172
Restricted cash	8,578,183
Other non-current assets	728,733

Total long-term assets	71,620,026

Total assets	$81,371,903

Liabilities
Current Liabilities:
Accounts payable	$7,594,786
Accrued expenses	1,705,680
Current maturities of long-term debt	1,280,147
Current installments of obligations under capital leases	57,717
Current portion of asset retirement obligations	114,325
Deferred revenue	983,040

Total current liabilities	11,735,695
Long term debt, less current maturities, net of discount	61,607,254
Obligations under capital leases, less current installments	104,911
Asset retirement obligations, less current portion	3,386,371
Deferred tax liability	2,393,527

Total long-term liabilities	67,492,063

Total liabilities	$79,227,758

NATIONAL COAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — Continued

Revenues and net losses attributable to discontinued operations for the years ended December 31, 2009, 2008 and 2007 are as follows:

	December 31,
	2009	2008	2007
Revenues:
Coal sales	$31,308,684	$67,549,487	$12,904,229
Other revenues	182,310	48,379	—

Total revenues of discontinued operations	31,490,994	67,597,866	12,904,229

Operating expenses:
Cost of coal sales (exclusive of depreciation, depletion, amortization and accretion)	26,552,576	60,374,017	9,501,701
Depreciation, depletion, amortization and accretion	4,539,236	6,073,002	1,864,430
General and administrative	1,327,193	1,099,015	66,592

Total operating expenses of discontinued operations	32,419,005	67,546,034	11,432,723

(Loss) income from operations from discontinued operations	(928,011)	51,832	1,471,506

Other income (expense):
Interest expense	(26,316,924)	(10,957,056)	(1,774,898)
Interest income	26,337	222,082	118,286
Income from joint venture	173,007	462,076	(41,977)
Other	(51,381)	157,614	62,756

Other income (expense), net from discontinued operations	(26,168,961)	(10,115,284)	(1,635,833)

Loss from discontinued operations before income taxes	(27,096,972)	(10,063,452)	(164,327)
Income tax benefit	2,071,386	678,214	—

Loss from discontinued operations, net of taxes	(25,025,586)	$(9,385,238)	(164,327)
Gain on disposal of discontinued operations, net of taxes of $0	23,540,429	—	—

Loss from discontinued operations, net of taxes	$(1,485,157)	$(9,385,238)	$(164,327)

5.	Divestiture

Straight Creek Divestiture

On March 31, 2008, the Company’s wholly-owned subsidiary, National Coal Corporation, completed the sale of the real and personal property assets that comprised its Straight Creek mining operations in Bell, Leslie and Harlan Counties, Kentucky to Xinergy Corp. for $11.0 million in cash in accordance with the terms and conditions of a Purchase Agreement entered into among the parties on February 8, 2008 (the “Purchase Agreement”). In addition to the receipt of the purchase price for the assets, the transaction also resulted in the return of approximately $7.4 million in cash that was previously pledged to secure reclamation bonds and other liabilities associated with the Straight Creek operation, and relieved the Company of approximately $3.6 million in reclamation liabilities, and approximately $2.6 million of equipment related debt assumed by Xinergy Corp. in the transaction. The Company recorded a loss of $365,025 as a result of the transaction.

The Company used a portion of the sale proceeds to repay the $10.0 million senior secured credit agreement entered into in October 2006 with Guggenheim Corporate Funding, LLC, as administrative agent, which indebtedness otherwise would have matured in December 2008.

NATIONAL COAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — Continued

Revenues and net losses attributable to the Straight Creek operations were $2.1 million and $(0.3) million, $6.3 million and $(2.4) million, and $35.4 million and $(3.6) million in 2009, 2008 and 2007, respectively.

At the time of the sale the Company concluded that the disposition did not qualify for discontinued operations treatment because the Company had significant continuing involvement in the operations of the disposed component due to the Company providing contract mining and services to Xinergy Corp. As of December 31, 2008 and through the first three quarters of 2009, the Company continued to have significant continuing involvement in the disposed component. In November 2009, the Company and Xinergy Corp. terminated its contract mining and services agreement and all continuing involvement in the disposed component ended. Because the Company’s significant continuing involvement extended more than one year after the date of the sale, at December 31, 2009, the Company concluded that the disposition did not qualify for discontinued operations treatment.

6.	Inventory

Inventory at December 31 is as follows:

	2009	2008
Coal inventory	$1,357,632	$2,854,674
Tire inventory	46,340	102,980

Total Inventory	$1,403,972	$2,957,654

7.	Property, Plant, Equipment, and Mine Development

Property, plant, equipment and mine development at December 31 are as follows:

	2009	2008
Mining equipment and vehicles	$57,138,852	$51,020,642
Land and buildings	5,297,155	5,071,544
Furniture and office equipment	323,656	303,577
Mineral rights	11,125,319	11,125,319
Mine development	8,116,033	7,299,798
Construction in progress	628,623	3,484,666

	82,629,638	78,305,546
Less accumulated depreciation, depletion and amortization	(42,331,188)	(34,630,788)

Total property, plant, equipment and mine development, net	$40,298,450	$43,674,758

Mining equipment includes approximately $3,729,350 and $3,658,650 of gross assets under capital leases at December 31, 2009 and 2008, respectively.

Depreciation, depletion, amortization and accretion expense for the years ended December 31, 2009, 2008 and 2007 was primarily related to the cost of coal sales for the years then ended. Depreciation expense, which includes amortization of assets under capital leases, was $7,749,723, $7,682,596, and $11,955,875 for the years ended December 31, 2009, 2008, and 2007, respectively. Depletion expense related to mineral rights and amortization of mine development costs was $1,104,628, $986,683, and $1,857,112 for the years ended December 31, 2009, 2008, and 2007, respectively.

NATIONAL COAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — Continued

On November 12, 2007, the Company received $2.0 million from the sale of certain real property and mineral leases at Pine Mountain, an idle mining complex located in Kentucky, and an additional $1.0 million from the sale to the same purchaser of an option entitling it to purchase for $10.00 the remaining, additional properties at Pine Mountain. The Company recognized a gain of approximately $745,000 on the sale of the certain real property and mineral leases at Pine Mountain and deferred recognition of the $1.0 million proceeds on the remaining additional properties until the option is exercised and the additional properties are sold. As of December 31, 2009, the option has not been exercised.

On September 18, 2006, the Company entered into a sale-leaseback transaction with First National Capital Corporation’s assignee, GATX Financial Corporation, involving the Company’s highwall miner initially purchased in February 2006. The Company sold the highwall miner for approximately $6.4 million and recorded a deferred gain of approximately $875,000 which was being recognized over the forty-two month term of the operating lease. The lease was a “net” lease and required that the Company maintain and insure the equipment as well as pay rental payments of $166,568 per month. As a condition of the lease, the Company provided two standby letters of credit totaling $1,288,883 in lieu of security deposits which were 100% collateralized with cash on deposit at two financial institutions. Pursuant to the sale of its Straight Creek operation, the Company subleased the highwall miner to Xinergy Corp. for $166,568 per month and held a $1.4 million deposit in escrow, which was classified in the non-current portion of restricted cash at December 31, 2008. During November 2009, the Company sold the highwall miner to Xinergy Corp. and was relieved of its financial obligation with GATX Financial Corporation.

8.	Other Noncurrent Assets

Other noncurrent assets at December 31 are as follows:

	2009	2008
Prepaid mining royalties	$469,506	$381,506
Long-term portion of prepaid assets	130,718	332,147
Deposits	—	589,248
Franchise tax receivable	305,873	260,000

Total other noncurrent assets	$906,097	$1,562,901

9.	Accrued Expenses

Accrued expenses at December 31 are as follows:

	2009	2008
Legal settlement reserve	$—	$250,000
Accrued interest	196,000	183,750
Accrued payroll and related taxes	204,140	154,766
Accrued federal, state and local taxes	318,431	81,251
Accrued other	346,784	210,865

Total accrued expenses	$1,065,355	$880,632

NATIONAL COAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — Continued

In March 2009, the Company settled a legal case for $250,000.

10.	Debt and Financing Arrangements

Long term debt obligations of the Company, excluding capital leases, consist of the following as of December 31:

	2009	2008
10.5% Senior Secured Notes, due 2010	$42,000,000	$42,000,000
Equipment loans and installment purchase obligations	1,284,210	3,137,897
Insurance premium financing	65,000	477,749

	43,349,210	45,615,646

Unamortized discounts	(705,986)	(1,386,810)
Less current portion of long term debt	(42,372,933)	(2,336,191)

Total long-term debt	$270,291	$41,892,645

Maturities of long term debt for the next five years and thereafter follow:

2010	$43,078,919
2011	267,012
2012	3,279
2013	—
2014	—
Thereafter	—

43,349,210
Less unamortized discounts	(705,986)

42,643,224
Less current portion of long term debt	(42,372,933)

Long term debt	$270,291

Deferred financing costs totaled $890,048 and $1,238,267 at December 31, 2009 and 2008, respectively. The Company recorded $1,012,412 and $490,796 of amortization related to deferred financing costs in 2009 and 2008, respectively. Additionally, the Company wrote off deferred financing charges of $1.6 million in 2008 associated with the extinguishment of debt. This amount is included in other expense in the accompanying statement of operations.

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

NATIONAL COAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — Continued

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

The indenture allows the Company to incur additional indebtedness in the form of a Term Loan Credit Facility in the amount of $10.0 million, but limits further indebtedness unless certain fixed charge coverage ratios are maintained on a pro forma basis. The fixed charge coverage ratio is defined as the ratio of net income (loss) plus (i) fixed charges, (ii) depreciation, depletion and amortization, (iii) taxes, (iv) extraordinary losses, and (v) other non-cash income and expenses to fixed charges defined to include 25% of capital expenditures made by the Company and its subsidiaries. To incur additional indebtedness, the Company must maintain a fixed charge coverage ratio of 2.5 to 1 for the remaining term of the Notes. The indenture also restricts payment of dividends on the Company’s common stock. Notes issued under the indenture are guaranteed fully and unconditionally as well as jointly and severally by the Company, which has no independent assets or operations, and each of its wholly-owned subsidiaries.

The 10.5% Notes due 2010 and the related guarantees are secured by a lien on substantially all of the Company’s and the guarantors’ property and assets, including a pledge of 100% of the capital stock or other equity interests of the Company’s domestic subsidiaries. The 10.5% Notes due 2010 were subordinated to the $10.0 million Term Loan Credit Facility with Guggenheim Corporate Funding, LLC, which held a first priority secured lien senior to the 10.5% Notes due 2010, and was senior to our existing and future subordinated debt. The Term Loan Credit Facility with Guggenheim was fully repaid with proceeds from the sale of Straight Creek in March and April of 2008.

In connection with the December 29, 2005 issuance of notes, the Company entered into a separate registration rights agreement with the purchasers. Pursuant to the separate registration rights agreement, the Company agreed to file an exchange offer registration statement registering the resale by the purchasers of all of the notes and attached warrants. Pursuant to the separate registration rights agreement, the Company filed two registration statements with the Securities and Exchange Commission in May 2006, which were declared effective on July 28, 2006. On September 5, 2006, the Company exchanged $51.0 million of the total $55.0 million 10.5% Senior Secured Notes due 2010 for $51.0 million in new Notes, dated August 31, 2006, which are registered for resale with the Securities and Exchange Commission. The new Notes are issued under substantially the same terms as the old Notes.

During 2008, the Company exchanged notes in the aggregate principal amount of $13.0 million and accrued interest of $161,783 for 1,855,935 shares of common stock and recorded a loss on extinguishment of debt of $504,392.

The 10.5% Notes due 2010 reach maturity on December 15, 2010 and are classified as a current obligation on the accompanying balance sheet at December 31, 2009.

Short Term Line of Credit

On April 9, 2009 the Company entered into a Term Note Credit Agreement with Next View Partners, LLC, (“Next View”) as administrative agent and collateral agent for certain lenders. This credit facility provided for borrowings of up to $10.0 million, and was permitted indebtedness under the indenture for

NATIONAL COAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — Continued

the Company’s 10.5% Notes due 2010. The agreement allowed the Company the right to borrow up to an aggregate of $5.0 million on or before June 30, 2009 and an aggregate of $10.0 million after June 30, 2009. All amounts under the revolving loans became due and payable on December 15, 2009, unless the Company obtained the consent of a super majority of holders of its 10.5% Notes, defined by two thirds ownership of the 10.5% Notes due 2010, to extend the maturity date until April 9, 2010.

On December 10, 2009, Centaurus Energy Master Fund, LP (“Centaurus”) assumed and modified the Term Note Credit Agreement with Next View. Centaurus is a super majority of holders of the Company’s 10.5% Notes due 2010. The loan modification agreement reduced the face amount of the note issued from $10.0 million to $5.0 million, extended the maturity date of the loan from December 15, 2009 to December 15, 2010 and amended the minimum coal production and shipment amounts.

Interest under this facility is payable at an annual rate of 15% and is payable monthly in arrears. The Company’s obligations under this credit facility are secured by a lien on substantially all the assets of National Coal Corp. and its subsidiaries. The credit facility contains several performance covenants, including minimum production and shipment amounts of coal and limitations on additional indebtedness. The facility includes customary default provisions, and all outstanding obligations may become immediately due and payable in the event of the Company’s default. As of December 31, 2009, the Company was in compliance with all relevant debt covenants and the outstanding balance on the line of credit was $3.0 million. As of the date of this filing, the Company was in default under this line of credit and the outstanding balance on this line of credit was $4.5 million.

Installment Purchase Obligations and Equipment Notes

During 2009, the Company entered in a new equipment note pursuant to which we purchased a vehicle with an aggregate principal value of $34,852. The note requires payment over 36 months with a fixed interest rate of 8.69%. The obligation under the note is secured by the vehicle purchased.

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

11.	Leases

The Company leases mining and certain other equipment under noncancelable lease agreements with terms up to five years. Rental expense for equipment under operating lease agreements with initial lease terms of one year or greater was approximately $1,595,279, $2,034,529 and $2,102,694 for the years ended December 31, 2009, 2008, and 2007, respectively.

NATIONAL COAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — Continued

The Company entered into capital lease agreements with various equipment suppliers for mining equipment totaling $336,000, $3,144,450 and $248,900 during 2009, 2008 and 2007, respectively. The leasing periods for these arrangements range from 24 to 36 months.

Future minimum lease payments for noncancelable leases with initial terms of one year or greater at December 31, 2009 are as follows:

	Capital Leases	Operating Leases
2010	$1,473,309	$17,554
2011	154,000	3,249
2012	—	2,388
2013	—	1,791
2014	—	—
Thereafter	—	—

Total minimum lease payments	1,627,309	$24,982

Less interest	(248,993)

Present value of minimum lease payments	1,378,316
Less current portion	(1,237,358)

Long-term obligations	$140,958

12.	Asset Retirement Obligations

The following table summarizes the activity with respect to the Company’s asset retirement obligations for the years ended December 31:

	2009	2008
Obligation at January 1	$3,909,002	$7,588,325
Accretion expense	485,036	237,295
Obligations acquired, incurred or recosted	(370,680)	(101,835)
Obligations disposed from Straight Creek Sale	—	(3,609,258)
Obligations settled	(134,618)	(205,525)

Obligation at December 31	3,888,740	3,909,002
Current portion	(98,528)	(145,282)

Long-term liability	$3,790,212	$3,763,720

13.	Stockholders’ Equity (Deficit)

Series A Cumulative, Convertible Preferred Stock

During 2008 and 2007, the holders of 356.44 and 426.10 shares of Series A preferred stock, with liquidation preferences totaling $5,346,600 and $6,391,500, plus accrued dividends of $131,712, and $159,152 converted their shares into 946,168 and 1,124,121 shares of the Company’s common stock,

NATIONAL COAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — Continued

respectively. During 2008, the Company offered an additional 154,573 common shares as an inducement to convert Series A preferred stock into common stock. During 2007, the Company offered $1,702,154 as a cash inducement and an additional 431,258 common shares as an inducement to convert Series A preferred stock into common stock. EITF Topic D-42, The effect on the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock (ASC 260-10-S55) requires that if convertible preferred stock is converted to other securities pursuant to an inducement offer, the Company should record the excess of (1) the fair value of all securities and other consideration transferred to the holders of the convertible preferred stock over (2) the fair value of securities issuable pursuant to the original conversion terms as an increase to net loss to arrive at net loss attributable to common shareholders. Accordingly, the Company recorded deemed dividends of $593,563 and $3,070,185 as a result of the aforementioned inducements in 2008 and 2007, respectively. Additionally, during 2007, the Company sold common stock in a private placement that triggered a reduction in the preferred stock conversion rate; in accordance with Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, the Company recorded a deemed dividend of $988,173 associated with the resolution of this beneficial conversion contingency.

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

Outstanding Stock Purchase Warrants

At December 31, 2009, the following warrants for the purchase of National Coal Corp. common stock were outstanding:

Title	Number of Shares	Strike Price*	Earliest Exercise Date	Expiration Date
Crestview Warrants	237,278	$3.00	March 10, 2005	March 10, 2010
Bond Warrants	1,575,120	$8.50	December 29, 2006	December 15, 2010
Alabama Warrant	250,000	$4.00	October 19, 2007	December 31, 2010
Refinance Fee Warrants	750,000	$3.00	December 31, 2007	December 31, 2011

* Crestview Warrants have been adjusted per the anti-dilution provision in the warrant agreement

NATIONAL COAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — Continued

The Crestview warrants and the Bond warrants are subject to mandatory conversion if the price of the Company’s common stock remains above $12.50 for more than thirty days.

The Crestview Warrants are subject to price and share adjustment on: a) a weighted average basis when the Company issues common stock at a price below $6.60 per share or b) a full adjustment basis when the Company issues warrants below the current strike price. Based upon the December 31, 2007 warrant issuance discussed below, the warrants adjusted to 396,620 shares at a price of $3.00 per share.

During May 2009, the holder of (i) Crestview warrants to purchase 159,342 shares of the Company’s common stock at a current exercise price of $3.00 per share and (ii) 2,000 Bond warrants to purchase 63,005 shares of the Company’s common stock at a current exercise price of $8.50 per share exchanged their respective warrants for 24,615 shares of the Company’s common stock.

During 2008, 3,000 of the Bond Warrants were converted into 14,176 shares of the Company’s common stock.

On October 19, 2007, as part of capitalizing its newly formed subsidiary, NCC Corp., the Company issued warrants to purchase 250,000 shares of National Coal Corp. common stock at a per share price of $4.00 and a term expiring on December 31, 2010 (the “Alabama Warrant”). NCC Corp. assigned this warrant to National Coal of Alabama, Inc., which further assigned the warrant to the holders of the 12% Notes Payable. These warrants were valued at $263,067 using the Black-Scholes Option Pricing Model and recorded in the equity section of the accompanying balance sheet. Pursuant to a registration rights agreement, these warrant shares were subsequently registered.

On December 31, 2007, the Company issued the Refinance Fee Warrant to three parties which provided the right to purchase up to 750,000 shares of National Coal Corp. common stock at a price per share of $3.00 through December 31, 2011.

14.	Fair Value of Financial Instruments

The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments at December 31, 2009, and 2008:

Cash and accounts receivable: The carrying amount approximates fair value because of the short term nature of these instruments.

Debt: The fair value of the Company’s long term debt is estimated based on the quoted market prices for similar issues or on the estimated current rate of incremental borrowing available to the Company for similar liabilities.

The estimated fair values of the Company’s financial instruments at December 31 are as follows:

	2009		2008
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Assets:
Cash and cash equivalents	$1,185,725	$1,185,725	$3,908,469	$3,908,469
Accounts receivable	366,680	366,680	474,351	474,351
Restricted cash	6,211,637	6,211,637	11,338,137	11,338,137
Financial liabilities:
Debt	45,643,225	28,843,225	44,228,836	35,828,836

NATIONAL COAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — Continued

15.	Concentrations of Credit Risk and Major Customers

Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of accounts receivable. Accounts receivable are from brokers or purchasers of the Company’s coal with payment terms that typically do not exceed 20 days. The Company routinely performs credit evaluations of customers purchasing on account and generally does not require collateral.

Georgia Power Company represented approximately 95%, 69% and 21% of the Company’s continuing operation’s coal revenue for the years ended December 31, 2009, 2008 and 2007.

16.	Income Taxes

For tax purposes as of December 31, 2009, the Company has federal net operating loss (“NOL”) carryovers available to offset future taxable income of $106.7 million that expire from 2015 to 2029, and state NOL carryovers available to offset future taxable income of $99.6 million that expire from 2018 to 2028.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred income taxes are as follows as of December 31:

	2009	2008
Deferred tax liabilities:
Property, plant and equipment	$—	$1,737,010
Inventories	—	171,979
Equity method basis	—	127,084
Accrued expenses	2,527	—
Stock options	—	—
Mineral properties	—	13,449,000

Total deferred tax liabilities	2,527	15,485,073
Deferred tax assets:
Allowance for doubtful accounts	—	164,647
Inventories	33,969	—
Property, plant and equipment	1,474,608	—
Deferred revenues	382,900	499,169
Intangibles	33,063	33,063
Charitable contribution carryovers	104,033	101,030
Reclamation expenditures	865,514	1,248,300
Debt	—	712,919
Stock options	1,515,624	1,000,940
Accrued expenses	—	95,261
Tax credit carryovers	32,112	—
Net operating loss carryovers	40,541,683	32,692,992

Total deferred tax assets	44,983,506	36,548,321
Valuation allowance for deferred tax assets	(44,980,979)	(23,456,775)

Net deferred tax assets	2,527	13,091,546

Net deferred tax liabilities	$—	$2,393,527

NATIONAL COAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — Continued

The December 31, 2008 net deferred tax liabilities of $2,393,527 are recorded within long-term liabilities of discontinued operations. In connection with the sale of NCA during 2009, net deferred tax liabilities of $322,141 were written off against the related loss and federal NOL carryovers of $1,205,146 were transferred to the acquiring entity.

The use of deferred tax assets, including NOL carryovers, is limited to future taxable earnings. Based on an analysis of future taxable income, management believes there is not sufficient evidence as of December 31, 2009, to indicate that results of operations will generate sufficient taxable income to realize the deferred tax assets in future years. As a result, a valuation allowance has been provided for the entire net deferred tax assets related to future years, including NOL carryovers. The valuation allowance increased by $21,524,204 in 2009 and $15,450,912 in 2008.

The provision for income taxes for continuing operations differs from the amount computed by applying the statutory federal income tax rate to loss before income taxes as follows:

	2009	2008	2007
Tax at U.S. statutory rates	$(6,027,993)	$(8,672,622)	$(8,704,012)
State income tax benefit	(760,591)	(1,094,281)	(1,098,242)
Permanent differences	906,183	106,938	51,339
Change in valuation allowance	5,882,401	9,659,965	9,750,915

Deferred state income tax benefit	$—	$—	$—

Also as of December 31, 2009, the Company has state tax credit carryovers of $340,873 available to offset future state taxes. These state tax credit carryovers expire from 2020 to 2024. Since these tax credit carryovers will be used to offset future state franchise taxes, they have been recorded as a deferred state franchise tax benefit in the accompanying financial statements.

The Company has no material unrecognized tax benefits or any known material tax contingencies as of December 31, 2009.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. There were no such amounts recognized in 2009, 2008 or 2007.

The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. There are no income tax examinations currently in process. With few exceptions, the Company is no longer subject to U.S. federal examinations or state and local income tax examinations by tax authorities for years before 2004.

NATIONAL COAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — Continued

17.	Earnings per Share

Basic earnings or loss per share are computed by dividing net income by the weighted average number of common shares outstanding during the year. Diluted earnings per share are computed similarly to basic earnings per share except that they reflect the potential dilution that could occur if dilutive securities or other obligations to issue common stock were exercised or converted into common stock. Diluted earnings or loss per share includes dilutive common stock equivalents, using the treasury stock method, and assumes that the potentially dilutive instruments were converted into common stock at the beginning of the year or upon issuance. Stock options with exercise prices greater than the average fair market price for a period, which are defined as anti-dilutive, are not included in the diluted loss per share calculations because of their anti-dilutive effect. In periods of losses, diluted loss per share is computed on the same basis as basic loss per share as the inclusion of any other potential shares outstanding would be anti-dilutive.

For the years ended December 31, 2009, 2008, and 2007, 4,933,349, 5,005,620 and 4,694,877, respectively, potentially dilutive shares of the Company from warrants, convertible preferred stock and stock options were not included in the computation of diluted loss per share because to do so would be anti-dilutive.

The computations for basic and diluted loss per share from continuing operations for the period ending December 31 are as follows:

	2009	2008	2007
Numerator:
Net loss	$(17,729,391)	$(25,507,712)	$(25,600,036)
Preferred dividends	—	(130,188)	(398,891)
Preferred stock deemed dividends	—	(593,563)	(4,058,358)

Numerator for basic and diluted	$(17,729,391)	$(26,231,463)	$(30,057,285)

Denominator:
Weighted average shares - basic	34,004,575	31,525,271	20,680,015
Net loss per share - basic	$(0.52)	$(0.83)	$(1.45)
Net loss per share - diluted	$(0.52)	$(0.83)	$(1.45)

18.	Stock-based Compensation Plans

The Company’s 2004 Option Plan (the “Plan”) was authorized by the Board of Directors of the Company in March 2004, and amended in January 2005. Under the terms of the Plan, stock options may be granted to officers, directors, employees, and others. At December 31, 2009, 4,450,000 shares of common stock were authorized for issuance under the Plan. Shares subject to awards that expire unexercised or are otherwise terminated, again become available for awards. Upon exercise, stock is issued from unissued or treasury shares. The grant price of an option under the Plan may not be less than the fair market value of the common stock subject to such option on the date of grant. Options have a maximum life of ten years and generally vest 25% per year over a four year period.

NATIONAL COAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — Continued

During the years ended December 31, 2009, 2008 and 2007, the Company recognized stock based compensation expense, exclusive of restricted stock expense, in its continuing operations of $960,768, $1,188,532 and $1,436,996, respectively, related to stock options.

The fair value of each option was estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Year Ended December 31,
	2009	2008	2007
Expected term (years)	6.00	6.25	6.25
Risk-free interest rates	2.36% - 3.32%	3.02% - 3.52%	3.61% - 4.69%
Expected dividend yield	0.0%	0.0%	0.0%
Expected volatility	87.97 - 94.74%	54.47% - 69.24%	50.2% - 53.1%
Weighted-average volatility	93.29%	66.2%	51.2%

The risk-free interest rate is based on the U.S. Treasury rate for the expected life at the time of grant, volatility is based on the average long-term implied volatilities of peer companies until December 31, 2007, as the Company’s trading history was limited. Effective January 1, 2008, the Company began using its own historical volatility. The expected term is determined using the simplified method as accepted under Securities and Exchange Commission Staff Accounting Bulletin No. 107 assuming a ten-year original contract term and graded vesting over four years. The weighted-average grant-date fair value of options issued during the years ended December 31, 2009, 2008, and 2007 were $0.80, $3.43 and $1.92, respectively. The total intrinsic value of options exercised during the years ended December 31, 2009, 2008 and 2007 was $0, $555,398 and $0, respectively. There were no options exercised during 2009 or 2007.

NATIONAL COAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — Continued

The following table summarizes activity under the Plan for the years ended December 31, 2009, 2008 and 2007:

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2006	1,323,625	$6.90	8.81	$505,825
Granted	390,000	3.53
Exercised	—	—
Forfeited	(145,500)	5.19
Expirations	(2,500)	6.95

Outstanding at December 31, 2007	1,565,625	$6.22	8.19	$1,053,320
Granted	516,500	5.49
Exercised	(211,750)	4.86
Forfeited	(114,500)	4.99
Expirations	—	—

Outstanding at December 31, 2008	1,755,875	$6.24	6.24	$—
Granted	631,138	1.04
Exercised	—	—
Forfeited	(235,212)	3.83
Expirations	(96,875)	2.76

Outstanding at December 31, 2009	2,054,926	$4.97	7.40	$750

Vested or expected to vest	3,231,605	$4.32
Exercisable	1,083,875	$6.59

As of December 31, 2009, there was $504,693 of total unrecognized compensation cost related to non-vested stock options granted under the Plan. That cost is expected to be recognized over a weighted average period of 3.84 years. The weighted average remaining contractual term of exercisable options at December 31, 2009 was 2.87 years. The total fair value of shares vested during the years ended December 31, 2009, 2008, and 2007, was $1,752,348, $2,549,387, and $1,143,942, respectively.

The Company from time to time issues restricted stock awards to key employees and directors. During the years ended December 31, 2009, 2008 and 2007 the Company granted 104,450, 215,000 and 0 restricted shares, and recognized $419,125, $125,416, and $0 respectively, in stock-based compensation expense.

19.	Commitments and Contingencies

The Company is made a party to legal actions, claims, arbitration and administrative proceedings from time to time in the ordinary course of business. Management is not aware, except as noted below, of any pending or threatened proceedings that might have a material impact on its cash flows, results of operations or financial condition.

The Company is a defendant in a lawsuit in the Circuit Court of Anderson County, Tennessee, alleging that National Coal Corporation was negligent in the case of a vehicular accident which resulted in the death of an independent contract truck driver. The plaintiffs are seeking $7.0 million in compensable damages and $10.0 million in punitive damages. The Company believes it has meritorious defenses to all

NATIONAL COAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — Continued

of the claims asserted in this action and will continue to vigorously defend its position; however, the Company cannot predict the outcome of this proceeding at this time, and cannot predict whether the outcome will have a material adverse effect on its financial condition.

20.	Related Party Transactions

On October 20, 2008, the Company executed employee retention contracts with two executive officers of the Company. These agreements in the aggregate, provide for cash payments of $350,000 upon execution and an additional $100,000 payable on January 31, 2012. These amounts are being expensed over the terms of the agreements. In addition, the agreements granted a total of 200,000 restricted shares of the Company’s common stock as well as the option to purchase 75,000 additional shares under a three year vesting schedule. On December 31, 2009, the Chief Financial Officer of the Company resigned and forfeited 66,000 shares of the unvested restricted stock issued in accordance with the retention agreement.

On May 7, 2008, the Company completed the sale of 2,332,000 shares of common stock at a price of $4.65 per share in a private placement for gross proceeds of $10,843,798. Three executive officers participated in the offering and acquired an aggregate of 55,000 of the shares.

On March 31, 2008, the Company’s wholly-owned subsidiary, National Coal Corporation, completed the sale of the real and personal property assets that comprised its Straight Creek mining operations in Bell, Leslie and Harlan Counties, Kentucky to Xinergy Corp. for $11.0 million in cash in accordance with the terms and conditions of a Purchase Agreement entered into among the parties on February 8, 2008 (the “Purchase Agreement”). In addition to the receipt of the purchase price for the assets, the transaction also resulted in the return of approximately $7.4 million in cash that was previously pledged to secure reclamation bonds and other liabilities associated with the Straight Creek operation, and relieved the Company of approximately $3.6 million in reclamation liabilities and approximately $2.6 million of equipment related debt which were assumed by Xinergy Corp. in the transaction.

Xinergy Corp. was founded and is controlled by Jon Nix, who is a founder, significant stockholder, and former officer and director of National Coal. Mr. Nix served as a director of National Coal Corp. from January 2003 until July 2007, and as Chairman of the Board from March 2004 until July 2007. Mr. Nix also served as President and Chief Executive Officer from January 2003 until August 2006.

On October 19, 2007, the CEO and President of the Company purchased 200,000 shares of the Company’s common stock at a price of $3.00 per share from common stock authorized under the 2004 Stock Option Plan.

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

On February 28, 2007, the Company sold an additional 200,000 shares to the Company’s President and CEO for a total price of $930,000.

NATIONAL COAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — Continued

21.	Events Subsequent to December 31, 2009

On January 8, 2010, the Board of Directors authorized the amendment of certain stock option agreements previously issued to the Company’s current employees, officers and members of the Board of Directors pursuant to the Company’s Amended and Restated 2004 National Coal Corp. Option Plan. All of the Company’s outstanding options for current employees, officers, and members of the Board of Directors, as well as the Company’s form of stock option agreement for future grants were amended to provide acceleration of vesting upon change of control of the Company. Additionally, all options granted to current employees, officers and directors prior to January 1, 2009 were amended to reduce the exercise price to $1.14, $0.10 higher than the closing price of the Company’s stock on January 8, 2010.

NATIONAL COAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — Continued

22.	Summary Quarterly Financial Information (Unaudited)

Quarterly financial data for 2009 and 2008 follows:

	2009
	March 31	June 30	September 30	December 31
Total revenues	$20,026,667	$22,578,771	$22,120,799	$23,309,246
Operating loss from continuing operations	(4,522,871)	(1,409,528)	(2,730,694)	(2,512,371)
Net loss attributable to common shareholders	(7,890,415)	(6,345,569)	(663,950)	(4,314,614)
Loss per common share from continuing operations:
Basic	$(0.17)	$(0.09)	$(0.13)	$(0.13)
Diluted	$(0.17)	$(0.09)	$(0.13)	$(0.13)
Loss per common share from discontinued operations:
Basic	$(0.07)	$(0.09)	$0.11	$—
Diluted	$(0.07)	$(0.09)	$0.11	$—

Note:	National Coal of Alabama Inc. was foreclosed upon on August 3, 2009. The results of operations and the gain on disposal are presented net of income taxes in the accompanying consolidated financial statements as discontinued operations in accordance with SFAS No. 144 (ASC 360) Accounting for the Impairment or Disposal of Long Lived Assets. For all periods presented, the consolidated financial statements have been reclassified to conform to this presentation. (Note 4)

	2008
	March 31	June 30	September 30	December 31
Total revenues	$16,142,538	$16,701,165	$18,581,340	$13,626,202
Operating loss from continuing operations	(6,988,543)	(2,390,435)	(3,135,632)	(4,574,126)
Net loss attributable to common shareholders	(10,142,794)	(9,110,094)	(8,430,201)	(7,933,612)
Loss per common share from continuing operations:
Basic	$(0.34)	$(0.17)	$(0.14)	$(0.20)
Diluted	$(0.34)	$(0.17)	$(0.14)	$(0.20)
Loss per common share from discontinued operations:
Basic	$(0.01)	$(0.13)	$(0.12)	$(0.04)
Diluted	$(0.01)	$(0.13)	$(0.12)	$(0.04)

Note:	Straight Creek mining operations were sold on March 31, 2008. The results of operations are included in the accompanying financial statements as continuing operations. (Note 5)

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None

Item 9A(T).	Controls and Procedures.

Controls and Procedures

Members of our management, including our President and Chief Executive Officer, Daniel A. Roling, and Acting Chief Financial Officer, Les H. Wagner, have evaluated the effectiveness of our disclosure controls and procedures, as defined by paragraph (e) of Exchange Act Rules 13a-15 or 15d-15, as of December 31, 2009, the end of the period covered by this report. Based upon that evaluation, Messrs. Roling and Wagner concluded that our disclosure controls and procedures were effective as of December 31, 2009.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2009. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment and those criteria, we have concluded that our internal control over financial reporting was effective as of December 31, 2009.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this annual report.

Changes In Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting or in other factors identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers, and Corporate Governance.

The information required by this item is incorporated by reference to National Coal’s Proxy Statement for its 2010 Annual Meeting of Shareholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2009.

Item 11.	Executive Compensation.

The information required by this item is incorporated by reference to National Coal’s Proxy Statement for its 2010 Annual Meeting of Shareholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2009.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is incorporated by reference to National Coal’s Proxy Statement for its 2010 Annual Meeting of Shareholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2009.

Item 13.	Certain Relationships, Related Transactions, and Director Independence

The information required by this item is incorporated by reference to National Coal’s Proxy Statement for its 2010 Annual Meeting of Shareholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2009.

Item 14.	Principal Accounting Fees and Services.

The information required by this item is incorporated by reference to National Coal’s Proxy Statement for its 2010 Annual Meeting of Shareholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2009.

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

NATIONAL COAL CORP.

Date: March 31, 2010		/s/ Les H. Wagner
	By:	Les H. Wagner
	Its:	Acting Chief Financial Officer

POWER OF ATTORNEY

The undersigned directors and officers of National Coal Corp. do hereby constitute and appoint Daniel A. Roling and Les H. Wagner, and each of them, with full power of substitution and resubstitution, as their true and lawful attorneys and agents, to do any and all acts and things in our name and behalf in our capacities as directors and officers and to execute any and all instruments for us and in our names in the capacities indicated below, which said attorney and agent, may deem necessary or advisable to enable said corporation to comply with the Securities Exchange Act of 1934, as amended and any rules, regulations and requirements of the Securities and Exchange Commission, in connection with this Annual Report on Form 10-K, including specifically but without limitation, power and authority to sign for us or any of us in our names in the capacities indicated below, any and all amendments (including post-effective amendments) hereto, and we do hereby ratify and confirm all that said attorneys and agents, or either of them, shall do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Daniel A. Roling	Chief Executive Officer, President, and Director (Principal Executive Officer)	March 31, 2010
Daniel A. Roling

/s/ Les H. Wagner	Acting Chief Financial Officer (Principal Financial and Accounting officer)	March 31, 2010
Les H. Wagner

/s/ Kenneth Scott	Chairman of the Board	March 31, 2010
Kenneth Scott

/s/ Robert Heinlein	Director	March 31, 2010
Robert Heinlein

/s/ Gerald Malys	Director	March 31, 2010
Gerald Malys

/s/ Marc Solochek	Director	March 31, 2010
Marc Solochek

INDEX TO EXHIBITS

Exhibit Number	Exhibit Title

2.1	Asset Purchase Agreement, dated February 8, 2008, between National Coal Corporation and Xinergy Corp. (2)

2.2	Letter Agreement from Neuberger Berman, LLC to National Coal Corporation regarding the Exchange of Notes for Common Stock, dated May 20, 2008. (11)

2.3	Amendment, dated June 3, 2008, to Letter Agreement, from Neuberger Berman, LLC to National Coal Corporation regarding the Exchange of Notes for Common Stock, dated May 20, 2008. (14)

3.1	Articles of Incorporation of National Coal Corp. dated August 8, 1995. (3)

3.1.1	Articles of Amendment to the Articles of Incorporation of National Coal Corp. dated August 10, 1995. (3)

3.1.2	Articles of Amendment to the Articles of Incorporation of National Coal Corp. dated January 4, 1996. (3)

3.1.3	Articles of Amendment to the Articles of Incorporation of National Coal Corp. dated July 17, 2003, filed August 4, 2003. (4)

3.1.4	Articles of Amendment to the Articles of Incorporation of National Coal Corp. dated August 27, 2004, filed August 31, 2004. (5)

3.1.5	Articles of Amendment to the Articles of Incorporation of National Coal Corp. dated January 10, 2005, filed January 12, 2005. (5)

3.2	Amended and Restated Bylaws of National Coal Corp. (5)

4.1	Amended and Restated 2004 National Coal Corp. Option Plan. (6)

4.2	Indenture dated as of December 29, 2005 among National Coal Corp., its subsidiaries, and Wells Fargo Bank, National Association, a national banking association, as trustee. (7)

4.3	Security Agreement dated as of December 29, 2005, by and among National Coal Corp., its subsidiaries, in favor of Wells Fargo Bank National Association, in its capacity as trustee under the Indenture dated December 29, 2005. (7)

4.4	Warrant Agreement dated as of December 29, 2005 between National Coal Corp., and Wells Fargo Bank, National Association as warrant agent. (7)

4.5	Intellectual Property Security Agreement dated as of December 29, 2005 by and among National Coal Corp., its subsidiaries, in favor of Wells Fargo Bank, N.A. as collateral agent. (7)

4.6	Registration Rights Agreement, dated October 19, 2007, between National Coal Corp. and the Holders named therein. (1)

4.7	Warrant Agreement, dated as of October 19, 2007, between National Coal Corp. and the Holders. (1)

4.8	Warrant Agreement, dated December 31, 2007, between National Coal Corp., Steelhead Offshore Capital, LP, Big Bend 38 Investments L.P. and J-K Navigator Fund, L.P. (8)

4.9	Registration Rights Agreement, dated May 12, 2008, between National Coal Corp. and the investors identified therein. (15)

Exhibit Number	Exhibit Title

10.1	Form of Indemnification Agreement of Registrant. (5)*

10.2	Separation Agreement, dated as of July 15, 2008, between Charles Kite and National Coal Corp and all of its subsidiaries. (12)*

10.3	Amended Employment Agreement by and between National Coal Corporation and William R. Snodgrass dated October 1, 2004. (5)*

10.4	Employment Agreement, dated May 25, 2006, by and among National Coal Corporation, National Coal Corp., and Daniel A. Roling. (10)*

10.5	Employment Offer Letter, dated November 28, 2007, between Michael Castle and National Coal Corp. (9)*

10.6	Employee Retention Agreement dated October 20, 2008 by and among National Coal Corp., National Coal Corporation and Michael R. Castle. (13)*

10.7	Employee Retention Agreement dated October 20, 2008 by and among National Coal Corp., National Coal Corporation and William R. Snodgrass. (13)*

10.8	Form of Subscription Agreement, dated May 8, 2008, between National Coal Corp. and each of the GR Fund Investors and the Steelhead Investors. (15)

10.9	Form of Subscription Agreement, dated May 8, 2008, between National Coal Corp. and each of Daniel Roling, Michael Castle and William Snodgrass. (15)

10.10	Employment Offer Letter, dated January 23, 2009, between Scott A. Deppe and National Coal of Alabama, Inc. (16)*

10.11	Credit Agreement, dated April 9, 2009, among National Coal Corporation, National Coal Corp., Subsidiary Grantors and NextView Partners, LLC. (17)

10.12	Security and Guarantee Agreement, dated April 9, 2009, among National Corporation, National Coal Corp., Subsidiary Grantors and NextView Partners, LLC. (17)

10.13	Intercreditor Agreement, dated as of April 9, 2009, by and between NextView Partners, LLC, and Wells Fargo Bank, N.A., and acknowledged and agreed to by National Coal Corporation, National Coal Corp., and Guarantors. (17)

10.14	Loan Modification Agreement, dated December 10, 2009 by and among Centaurus Energy Master Fund, LP, National Coal Corporation, National Coal Corp., Jacksboro Coal Company, Inc., and NC Railroad, Inc. (18)

10.15	Employment Offer Letter, dated December 29, 2009, between Les H. Wagner and National Coal Corp. (19)*

21.1	Subsidiaries of National Coal Corp.

23.1	Consent of Ernst & Young LLP.

31.1	Certification of Principal Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit Number	Exhibit Title

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Map showing the locations of National Coal’s properties.

*	Indicates a management contract or compensatory plan.

(1)	Incorporated by reference to our Current Report on Form 8-K, filed on October 25, 2007.

(2)	Incorporated by reference to our Current Report on Form 8-K, filed February 12, 2008.

(3)	Incorporated by reference to our Registration Statement on Form 10-SB filed June 25, 1999.

(4)	Incorporated by reference to our Current Report on Form 8-K, filed August 7, 2003.

(5)	Incorporated by reference to our Registration Statement on Form SB-2 (File No. 333-120146).

(6)	Incorporated by reference to our Current Report on Form 8-K filed on July 27, 2007.

(7)	Incorporated by reference to our Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

(8)	Incorporated by reference to our Current Report on Form 8-K, filed January 3, 2008.

(9)	Incorporated by reference to our Current Report on Form 8-K, filed December 3, 2007.

(10)	Incorporated by reference to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2006.

(11)	Incorporated by reference to our Current Report on Form 8-K, filed May 29, 2008.

(12)	Incorporated by reference to our Current Report on Form 8-K, filed July 21, 2008.

(13)	Incorporated by reference to our Current Report on Form 8-K, filed October 24, 2008.

(14)	Incorporated by reference to our Current Report on Form 8-K, filed July 9, 2008.

(15)	Incorporated by reference to our Current Report on Form 8-K, filed May 13, 2008.

(16)	Incorporated by reference to our Current Report on Form 8-K, filed January 30, 2009.

(17)	Incorporated by reference to our Current Report on Form 8-K, filed April 14, 2009.

(18)	Incorporated by reference to our Current Report on Form 8-K, filed on December 11, 2009.

(19)	Incorporated by reference to our Current Report on Form 8-K, filed on December 30, 2009.