Form 10-K/A
period 2009-12-31
NATIONAL COAL CORP
filed 2010-04-30
CIK 1089575

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No.1)

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

Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer.

Large Accelerated Filer	☐	Non-accelerated Filer	☐
Accelerated Filer	☐	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐    No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2009, based on the closing price of the common stock as reported by The NASDAQ Global Market on such date, was approximately $40,912,068.

As of April 30, 2010, the issuer had 34,313,889 shares of common stock, par value $.0001 per share, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

EXPLANATORY NOTE

We are filing this Amendment No. 1 to Annual Report on Form 10-K/A for the year ended December 31, 2009 (the “Amendment”), to amend our Annual Report on Form 10-K for the year ended December 31, 2009, which was originally filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2010 (the “Original Annual Report”). The Company is filing this Amendment to amend and restate in its entirety, Part III, Items 10 through 14 of the Original Annual Report, as permitted by the rules and regulations of the SEC.

Except as described above, no other changes have been made to the Original Annual Report. This Amendment continues to speak as of the date of the Original Annual Report, and we have not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Annual Report. Accordingly, this Amendment should be read in conjunction with the Original Annual Report.

As a result of these amendments, we are also filing as exhibits to this Amendment the certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Because no financial statements are contained within this Amendment, we are not including certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

NATIONAL COAL CORP.

(i)

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The following table sets forth certain information with respect to existing directors and executive officers of National Coal Corp. as of April 30, 2010.

Name	Age	Position with National Coal

Directors:
Robert Heinlein	46	Director
Gerald Malys	65	Director
Daniel Roling	60	President, Chief Executive Officer and Director
Kenneth Scott	67	Chairman of the Board
Marc Solochek	64	Director

Other Executive Officers:
Les H. Wagner	60	Acting Chief Financial Officer and Vice President
William Snodgrass	46	Chief Operating Officer and Senior Vice President of Business Development

Board of Directors

Robert Heinlein has served as a director since April 1, 2005. Since 2003 Mr. Heinlein has worked as a business consultant with respect to Sarbanes-Oxley regulations. From August 2000 through 2003, Mr. Heinlein was a private investor. From June 1994 through August 2000, Mr. Heinlein served in various management positions with Boca Research, Inc., including as Vice President of Finance and Chief Financial Officer from August 1999 to August 2000 and as Vice President, Corporate Comptroller and Treasurer from July 1998 to August 1999. Mr. Heinlein is a Certified Public Accountant. Mr. Heinlein has a Bachelor’s and Master’s degree in accounting from Florida Atlantic University. In addition to being a Certified Public Accountant, Mr. Heinlein brings to the Board seven years experience advising publicly traded companies in Sarbanes-Oxley compliance and reporting matters. He serves as Chair of the Company’s Audit Committee.

Gerald Malys has served as a director since November 2006. Mr. Malys served as the Senior Vice President of Golden Minerals Company, and retired from that position at the end of April 2009. Mr. Malys was Senior Vice President, Finance and Chief Financial Officer of Apex Silver Mines Limited, a position he held from June 2006 through March 2009. Apex Silver Mines Limited filed for voluntary federal bankruptcy protection under Chapter 11 of the United States Code in January 2009. Mr. Malys was a private investor from 1999 to June 2006. Prior to this position, Mr. Malys was employed in positions of increasing authority by Cyprus Amax Minerals Company from 1985 to 1999. He served as a director of Amax Gold Inc. from 1993 to 1998 and of Kinross Gold Corporation from 1998 to 1999. Mr. Malys has a Bachelor of Science degree in accounting from Gannon University, is a Certified Public Accountant and a member of the American Institute of Certified Public Accountants. Mr. Malys adds valuable leadership and industry knowledge to our Board as a result of his over twenty-five years experience serving publicly traded mining companies as either an officer or director. He serves as Chair of the Board’s Nominating and Governance Committee.

Daniel Roling is President and Chief Executive Officer of National Coal Corp., positions he has held since February 2007 and August 2006, respectively. Prior to joining the Company, Mr. Roling served as a financial analyst in the metals and mining industries for more than 25 years. He joined Merrill Lynch in 1981, and was ranked on both the Institutional Investor’s All-American Research Team and the Greenwich Associates’ poll. Mr. Roling is also a long standing member of the National Coal Council. He holds a bachelor’s degree in accounting from the University of Iowa and an MBA from the University of Kansas. He is a certified public accountant (CPA) a Chartered Financial Analyst (CFA) and a member of the American Institute of Certified Public Accountants. Mr. Roling contributes a highly regarded understanding of the mining industry and the related capital markets as a result of his twenty-five years experience as a Wall Street analyst. In addition, he is active in mining industry trade groups and a frequent speaker at industry conferences. His valuable expertise and leadership are particularly relevant as the Company explores financing options to enable its growth strategy.

Kenneth Scott has served as a director since April 1, 2005, and as Chairman of the Board since June 25, 2007. Mr. Scott served as a Partner with Colonnade Strategies, LLC a business consulting firm, from 2002 to 2009. Prior to joining Colonnade Strategies, LLC, Mr. Scott was the Executive Vice President for Europe and Vice President, Energy Industry, for Perot Systems Corporation, which provides technology-based business solutions to help organizations worldwide control costs and cultivate growth. Mr. Scott worked for Perot Systems Corporation from 1998 through 2002. From 2004 to 2007, Mr. Scott served as a director of North American Technologies Group (NASDAQ:NATK) a publicly held company engaged in the manufacturing of railroad ties. Mr. Scott’s career includes extensive experience in business processes and the energy field. He serves as Chairman of our Board of Directors and provides important leadership and direction as it executes its responsibilities.

Marc Solochek has served as a director since March 1, 2009. Mr. Solochek is the Chief Financial Officer and Chief Executive Officer of Medical Information Systems Technology, LLC, a developer and marketer of medical software and associated hardware, and the Chief Financial Officer of Strictly Business Computer Systems, Inc., a software company, positions he has held since August 2006, and was previously a consultant to SBCS from November 2004 through July 2006. Mr. Solochek also served as the Executive Vice President and Chief Financial Officer of Vulcan Capital Management, LLC, a private equity firm, from November 2003 until February 2008. From November 2004 to May 2006, Mr. Solochek served as the Chairman of the Board of Managers of The Elk Horn Coal Company, LLC. In the past, Mr. Solochek also provided financial consulting services to the mining industry and has previously served as an officer for other coal companies. He holds a bachelor’s degree in business administrative and a juris doctorate from the University of Wisconsin. In addition to his management experience in the coal industry, Mr.Solochek is a Certified Public Accountant and has also served as Chief Financial Officer for several varied corporations, including two coal companies. His considerable experience adds a valuable perspective and focus to the Board.

Other Executive Officers

Les H. Wagner joined National Coal as Treasurer in July 2008 after having previously worked for the company in an independent financial consulting capacity since March 2008. Prior to that, Mr. Wagner served five years as Vice President – Finance for Accretive Commerce, Inc., a leading business process outsourcing company, and fifteen years as Vice President/Controller for a well known apparel manufacturer. Mr. Wagner is a Certified Public Accountant and received a B.S. degree in Business Administration from the University of Tennessee. He is a member of Financial Executives International and the American Institute of Certified Public Accountants. Mr. Wagner’s employment as Acting Chief Financial Officer and Vice President commenced on January 1, 2010.

William Snodgrass has served as our Chief Operating Officer since August 2007 and as our Senior Vice President of Business Development since March 2007. Mr. Snodgrass served as our Operations Manager from July 2003 until March 2006, and as our Chief Operating Officer from May 2006 until March 2007. Mr. Snodgrass also served as our consultant from February 2003 to July 2003. Prior to joining us, Mr. Snodgrass served as superintendent and area manager for Tennessee Mining, Inc., a subsidiary of Addington Enterprises, Inc., one of the largest coal companies in the nation, a position he held from 1994 until February 2003. Mr. Snodgrass has extensive knowledge and expertise in the coal mining industry and has been involved in numerous mining projects in the Kentucky and Tennessee areas. Mr. Snodgrass has over 20 years of experience in the coal industry.

Audit Committee

Our Board of Directors has a separately designated standing audit committee established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended. The Audit Committee currently consists of Robert Heinlein, Marc Solochek and Gerald Malys, all of whom qualify as “independent” directors within the meaning of the applicable rules for companies traded on The NASDAQ Global Market (NASDAQ). During 2009, Robert Heinlein, Marc Solochek and Gerald Malys served on the Committee, and Mr. Heinlein, a certified public accountant, chaired this committee. The Board of Directors has determined that Mr. Heinlein is an “audit committee financial expert” as defined in Item 401(h)(2) of Regulation S-K. The Board also has determined that each Committee member has sufficient knowledge in reading and understanding our financial statements to serve on the Committee. The Committee reviews the scope and results of quarterly audit reviews and the year-end audit with management and the independent auditors, reviews and discusses the adequacy of our internal controls, and recommends to the Board of Directors selection of independent auditors for the coming year.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires that our executive officers and directors, and persons who own more than ten percent of a registered class of our equity securities, file reports of ownership and changes in ownership with the SEC. Executive officers, directors and greater-than-ten percent shareholders are required by SEC regulations to furnish us with all Section 16(a) forms they file. Based solely on our review of the copies of the forms received by us and written representations from certain reporting persons that they have complied with the relevant filing requirements, we believe that, during the year ended December 31, 2009, all of our executive officers, directors and greater-than-ten percent shareholders complied with all Section 16(a) filing requirements.

Code of Ethics

We have adopted a Code of Ethical Conduct that is applicable to all of our officers, directors and employees, including our principal executive officer, principal financial officer, principal accounting officer and persons performing similar functions. A copy of our Code of Ethical Conduct will be made available to any person without charge upon written request to the Corporate Secretary of National Coal at our principal executive offices at 8915 George Williams Road, Knoxville, Tennessee 37923.

Item 11.	Executive Compensation.

Summary Compensation Table

The following table sets forth information concerning all compensation paid for services provided to us in all capacities for each of the two fiscal years ended December 31, 2009 and 2008 as to each person serving as our Chief Executive Officer during 2009 and the two most highly compensated executive officers other than the Chief Executive Officer who were serving as executive officers at the end of the 2009 fiscal year whose compensation exceeded $100,000 (referred to as named executive officers).

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)	Option Awards ($)(1)	All Other Compensation ($)(2)	Total ($)
Daniel A. Roling	2009	580,000	—	249,862	92,839	21,477	944,178
President and Chief	2008	600,000	—	—	247,348	77,090	924,438
Executive Officer

Michael R. Castle	2009	290,000	—	—	46,419	—	336,419
Senior Vice President and	2008	243,800	50,000	444,905	222,292	—	960,997
Chief Financial Officer

William Snodgrass	2009	290,000	—	—	46,419	13,640	350,059
Chief Operating Officer and	2008	226,667	345,000	444,905	—	820	1,017,392
Senior Vice President of Business Development

(1)	The amounts in this column represent the grant date fair value of stock option and restricted stock awards determined in accordance with Financial Accounting Standards Board ASC Topic 718, Compensation-Stock Compensation (“ASC Topic 718”). The assumptions used in determining the grant date fair values of these awards are set forth in the notes to the our consolidated financial statements, which are included in this Annual Report on Form 10-K for the year ended December 31, 2009 as originally filed with the SEC on March 31, 2010.

(2)	All other compensation for 2009 consists of the following (amounts in dollars):

	Auto Allowance	Insurance Premiums		Tax Preparation Services	Total
Mr. Roling	—	2,228	(i)	19,249	21,477
Mr. Snodgrass	12,000	1,640	(ii)	--	13,640

(i)     Insurance premium for Mr. Roling to provide individual long-term care insurance and life insurance.

(ii)    One-half of the insurance premiums to provide life insurance in part for the benefit of the executive’s beneficiaries.

Narrative Disclosure to Summary Compensation Table

Compensation Components

For the year ended December 31, 2009, the principal components of compensation for the named executive officers were:

•	annual base salary;

•	annual discretionary incentive compensation;

•	stock options;

•	restricted stock awards; and

•	retirement and other benefits.

Annual Base Salary. In general, base salary for each employee, including the named executive officers, is established based on the individual’s job responsibilities, performance and experience; the Company’s size relative to competitors; the competitive environment; and a general view as to available resources.

For the Company’s executive officers, the Compensation Committee reviewed the base salaries of the Chief Executive Officer and his direct reports at the time of hire, to ensure competitiveness in the marketplace. The Compensation Committee consider the base salaries of the named executive officers to ensure they take into account performance, experience and retention value and that salary levels continue to be competitive with companies of similar size and complexity.

Annual Discretionary Incentive Compensation. Named executive officers are provided with a discretionary incentive program which allows for cash incentive bonuses up to certain percentages of compensation established in each employment agreement. At this time, the incentive program has not yet been linked with a set of clear objectives.

Stock Options. The Compensation Committee approved a long-term incentive opportunity for each of the named executive officers through awards of stock options. The Company’s stock option program is a long-term plan designed to create a direct link between executive compensation and increased shareholder value, provide an opportunity for increased equity ownership by executives, and maintain competitive levels of total compensation.

Initial awards of stock options are made on the hire date of the executive officer or employee. Additionally, the Compensation Committee will make additional awards of stock options on a case by case basis. In the case of recommended stock option awards, the Compensation Committee reviews the recommendations of senior management and tests fairness before recommending a stock option award to the board of directors.

All stock options, except for those granted to Daniel Roling in 2006, have been granted at an exercise price equal to the closing market price of the Company’s Common Stock on the date of grant. Accordingly, those stock options will have intrinsic value to employees only if the market price of the Common Stock increases after that date. The stock options granted to Daniel Roling in 2006 had an exercise price equal to the closing market price of the Company’s Common Stock on the date his employment agreement was signed and the grant date was the commencement date of his employment. Stock options generally vest in one-fourth increments over a period of four years; however, options will immediately vest upon a change of control of the Company or a recapitalization event or upon the holder’s death or disability. If the holder terminates employment without good reason (as defined in his or her employment agreement), all unvested stock options are forfeited. Stock options expire ten years from the date of grant.

Restricted Stock Awards. The Compensation Committee approved a long-term incentive opportunity for certain of the named executive officers through restricted stock awards. Like the stock option awards, the Company’s restricted stock awards are intended to create a direct link between executive compensation and increased shareholder value, provide an opportunity for increased equity ownership by executives, and maintain competitive levels of total compensation. Restricted stock awards are made on a case by case basis. In the case of recommended restricted stock awards, the Compensation Committee reviews the recommendations of senior management and tests fairness before recommending a restricted stock award to the board of directors.

Vesting of restricted stock awards historically has been made on a case-by-case basis, and generally vest in installments over a multi-year period. Vesting may accelerate upon a change of control of the Company or a recapitalization event or upon the holder’s death or disability. If the holder terminates employment without good reason (as defined in his or her employment agreement), all unvested shares of restricted stock are forfeited.

Retirement Benefits. The Company maintains a 401(k) plan. Named executive officers participate in these plans on the same terms as other eligible employees, subject to any legal limits on the amount that may be contributed by executives under the plans. Through December 31, 2009, the Company provided matching funds under the 401(k) plan to participating employees of the Company.

Other Benefits Provided by the Company. The Company also provides the following benefits to the named executive officers and all other employees.

•

Medical Benefits. Employees have a choice of two coverage options. Each option covers the same services and supplies, but differs in the quality of the doctors’ network. Prior to April 2007, the plan was fully funded by the Company. Between April 2007 and June 2008, the employee paid between $0 and $200 per month depending upon the number of family members covered under the plan. Beginning July 2008, the plan is fully funded by the Company.

•

Dental Benefits. The plan covers preventive, basic and major services for employees and their dependents. Orthodontia care is also provided for eligible dependents. Preventive care and basic services are covered at 100%. Major services at 50% after a waiting period. The plan has no deductibles. The premium is paid 100% by the company for salaried employees and 100% by the employee for hourly employees.

•	Life Insurance. Employees receive a basic benefit equal to $10,000. The premium is paid 100% by the company.

•	Vacation. All employees are eligible for vacation based on years of service. Each executive, including the named executive officers, is eligible for 20 days of vacation each year.

•	Holidays. The company provides 10 paid holidays each year.

•	Perquisites. The Company provided certain perquisites to senior management in 2009, as follows:

o	Life Insurance. Certain executive officers are provided $1 million or $500,000 keyman life insurance in which, upon the death of the employee, the proceeds of such insurance are divided evenly between the Company and the employee’s heirs.

o	Long-Term Disability (LTD) and Long-Term Care. The contract of our Chief Executive Officer requires the company to provide long-term disability and long-term care insurance programs on his behalf. At December 31, 2009, both programs were in place. Long-term care insurance provides $400 per day paid directly to the insured for every day in which the employee meets certain criteria and requires outside care.

•	Other Perquisites. The Company does not provide or reimburse for country club memberships for any officers. A vehicle or automobile allowance may be provided to certain named executives.

2009 Base Salary and Director Fee Reduction

On August 10, 2009, the Board of Directors approved a reduction in cash compensation payable to certain of our officers, employees and non-employee directors as part of the company’s efforts to improve its cash flows in the difficult economic environment. The reduction in cash compensation is effective for a twelve month period commencing September 1, 2009.

Each of our employees with an annual base salary of at least $150,000 including Daniel Roling, Michael Castle, and William Snodgrass agreed to reduce their base salaries by 10% per annum. For the twelve month period commencing September 1, 2009, Messrs. Roling, Castle and Snodgrass’ annual base salaries were reduced to $540,00, $270,000, and $270,000, respectively. Commencing September 1, 2010, the annual base salary will return to their original amounts for Messrs. Roling and Snodgrass.

Additionally, each of our non-employee directors, consisting of Robert Heinlein, Gerald Malys, Kenneth Scott and Mark Solochek, agreed to reduce their annual Director Fee by 10% and Mr. Scott agreed to reduce his chairman of the Board fee by 10% over the twelve month period. For the twelve month period commencing September 1, 2009, our non-employee director fee will be $45,000, and the chairman of the board fee will be $63,000.

In consideration for their agreement to reduce their base salary and director fee, each named executive officer and director received a stock option to purchase up to a number of shares determined using the Black-Scholes valuation model, which option has a term of 10 years, a value equal to 1.5 times the amount of the recipient’s annual reduction in cash consideration, vests in its entirety on August 11, 2010 and has an exercise price equal to $0.97, which was the closing price of our common stock on the date of grant.

2008 Employee Retention Payments

In order to retain key employees and executives during a tight labor market, we executed employee retention contracts with key employees and with two executive officers of the Company at October 2008. These agreements provided for cash payments upon execution of $350,000 to executives and $219,000 to non-executives and additional cash payments payable on January 31, 2012 of $100,000 to executives and $205,000 to non-executives. In addition, the agreements also provided: (i) to the two executives officers of the Company, a total of 200,000 restricted shares of the Company’s common stock as well as the option to purchase 75,000 common shares at $4.45 a share under a three year vesting schedule; and (ii) to other key employees stock options to purchase a total of 140,000 common shares at $4.45 a share under a three year vesting schedule.

2010 Stock Option Repricing

On January 8, 2010, our Board of Directors authorized the amendment of certain stock option agreements previously issued to the Company’s employees, officers and members of the Board of Directors pursuant to the Company’s Amended and Restated 2004 National Coal Corp. Option Plan. All of the Company’s outstanding options, as well as the Company’s form of Stock Option Agreement for future grants, were amended to provide for acceleration of vesting upon a change in control of the Company. Additionally, all options granted prior to January 1, 2009 were amended to reduce the exercise price to $1.14, $0.10 higher than the closing price of the Company’s stock on January 8, 2010.

Prior to the repricing, many of the options had exercise prices well above the recent market prices of the Company’s common stock as quoted on the NASDAQ Global Market. The Board of Directors amended these options for, and to realign the value of the issued options with, their intended purpose, which is to retain and motivate the Company’s employees, officers and directors.

Messrs. Roling, Wagner, Snodgrass, Heinlein, Malys, Scott and Solochek, each of whom is a executive officer and/or member of the Board of Directors, have outstanding awards under the Plan.

Further, the Board of Directors approved new option grants to certain of the Company’s employees and officers. These options vest in four equal annual installments beginning on January 8, 2011. The following options were issued to executive officers:

Name	Options	Exercise Price	Position
William Snodgrass	100,000	$1.04	Senior VP Business Development and Chief Operating Officer
Les Wagner	40,000	$1.04	Acting Chief Financial Officer and Vice President

Outstanding Equity Awards at Fiscal Year-End 2009

The following table provides information with respect to outstanding stock options and restricted stock awards held by each of the named executive officers as of December 31, 2009.

		Option Awards				Stock Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options		Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)(6)
		(#) Exercisable	(#) Unexercisable
Daniel A. Roling	8/09/06	375,000	125,000(1)	$8.88	8/09/16	140,450	117,978
	2/04/08	18,750	56,250(4)	$5.22	2/04/18
	8/11/09	—	123,038(5)	$0.97	8/11/19

Michael Castle	12/01/07	65,000	65,000(2)	$3.22	12/01/17	—	—
	10/20/08	25,000	50,000(3)	$4.45	10/20/18
	8/11/09	—	61,519(5)	$0.97	8/11/19

William Snodgrass	6/07/05	50,000	—	$5.86	6/07/15	66,000	55,440
	9/01/07	50,000	—	$3.00	9/01/17
	8/11/09	—	61,519(5)	$0.97	8/11/19

(1)	Options are exercisable in 25% annual increments beginning August 9, 2007.
(2)	Options are exercisable in 25% annual increments beginning December 1, 2008.
(3)	Options are exercisable in 33 1/3% annual increments beginning November 20, 2009.
(4)	Options are exercisable in 25% annual increments beginning February 4, 2009.
(5)	Options are 100% exercisable on August 11, 2010.
(6)	The market value of the restricted stock awards is based on the closing market price of our common stock as of December 31, 2009, which was $0.84 per share.

Employment Agreements, Termination of Employment and Change of Control Arrangements

Other than William R. Snodgrass, each of our executive officers not only serves as an officer of National Coal Corp., but also as an officer of our wholly-owned subsidiary National Coal Corporation. Mr. Snodgrass is an executive officer of National Coal Corporation only.

Daniel A. Roling. In May 2006, we, along with our wholly-owned subsidiary, National Coal Corporation, entered into an employment agreement with Daniel A. Roling pursuant to which Mr. Roling would become the President and Chief Executive Officer of each company. Mr. Roling became our Chief Executive Officer on August 9, 2006 and President on February 6, 2007. Pursuant to the terms of his employment agreement, Mr. Roling also serves as a member of the Board. The initial term of Mr. Roling’s employment agreement expired on May 24, 2009, and was automatically renewed after the expiration of the initial term for a successive two-year term. Mr. Roling’s agreement provides for a base salary of $600,000 per year, which rate of compensation was reduced to $540,000 for the twelve month period commencing September 1, 2009. Thereafter, the base annual salary shall increase to $600,000 per year. In addition, for each full fiscal year during which Mr. Roling is employed as the Chief Executive Officer, commencing with the fiscal year ended December 31, 2006, Mr. Roling shall be paid an annual cash bonus in an amount to be determined in good faith by the Board, but not more than an amount equal to fifty percent (50%) of the base amount of Mr. Roling’s salary. Pursuant to Mr. Roling’s employment agreement, National Coal Corporation maintains key man life insurance for Mr. Roling. Any proceeds of this policy would be distributed 50% to National Coal Corporation and 50% to Mr. Roling’s heirs.

In the event that Mr. Roling’s employment is terminated other than for bad conduct or because of substantial differences of opinion between Mr. Roling and the Board, or other circumstances should arise such that Mr. Roling, in good faith, no longer feels that he can function effectively as Chief Executive Officer of the Company, then Mr. Roling shall be entitled to certain severance benefits for a severance period of twelve months. Such severance benefits include a continuation of Mr. Roling’s base salary, a prorated annual cash bonus payment, continued insurance coverage, continued use of a company owned and maintained automobile, and immediate vesting of all unvested options and immediate lapse of any forfeiture provision relating to restricted share grants scheduled to vest during the severance period. In the event of a change of control, the Company shall perform an analysis to determine the applicability of Section 4999 of the United States Internal Revenue Code of 1986, and if applicable, shall pay to Mr. Roling a gross-up not to exceed $200,000 such that Mr. Roling will retain a net amount equal to the payments he is entitled to pursuant to the terms of the Employment Agreement, less income and employment taxes, assuming that the excise tax under Section 4999 didn’t apply.

In addition, in the event that Mr. Roling’s employment with the Company is terminated for any reason, the Company shall, upon the request of Mr. Roling, pay for outplacement service for Mr. Roling for a period of twelve (12) months and provide office space and secretarial support to assist Mr. Roling in searching for and obtaining a new position.

Les H. Wagner. In December 29, 2009, National Coal Corp., and our wholly-owned subsidiary, National Coal Corporation, entered into an employment agreement with Les H. Wagner to serve as Acting Chief Financial Officer and Vice President commencing January 1, 2010. Under this employment agreement, Mr. Wagner was entitled to an initial salary of $200,000 per year. Mr. Wagner was also entitled to three months of severance pay and full acceleration of all unvested stock options if his employment is terminated by us without cause. Mr. Wagner was granted 50,000 stock options at the then current market value of $0.87 per share. These options are exercisable in 25% annual increments beginning January 1, 2011.

William Snodgrass. In October 2008, National Coal Corp. and its operating subsidiary National Coal Corporation entered into an employee retention agreement with Mr. Snodgrass, Chief Operating Officer and Senior Vice President for Business Development of the Company. Mr. Snodgrass has been employed by us since July 2003 and has been serving in his current role as Chief Operating Officer since August 31, 2007 and Senior Vice President since March 1, 2007. The employee retention agreement provides for the following:

•

A $300,000 cash bonus payment payable upon execution of the agreement, subject to partial repayment over three years if Mr. Snodgrass is terminated with cause or terminates his employment without good reason.

•	A $100,000 cash bonus payment payable no later than January 31, 2012, if Mr. Snodgrass is employed with us on a continuous basis through December 31, 2011.

•	Effective November 1, 2008, an increase in base salary to $300,000 per annum, subject to upward adjustment.

•	Incentive bonuses as established by the board of directors up to 50% of base salary.

•	A restricted stock award of 100,000 shares of our common stock, which vests through October 31, 2010.

•	A $1,000,000 term life insurance policy, payable 50% to National Coal Corporation and 50% to Mr. Snodgrass’s designee.

The retention agreement also contains certain payment provisions upon a termination of Mr. Snodgrass’ employment by us without cause or by Mr. Snodgrass for good reason, in each case in connection with a change of control of National Coal. In exchange for such compensation, Mr. Snodgrass shall be subject to a non-compete provision with us for the duration of his employment and for an additional twelve (12) month period thereafter in the event Mr. Snodgrass has received the severance payment noted above.

Michael R. Castle. In November 2007, National Coal Corp., and our wholly-owned subsidiary, National Coal Corporation, entered into an employment agreement with Mr. Castle to serve as Senior Vice President and Chief Financial Officer commencing December 1, 2007. Under this employment agreement, Mr. Castle was entitled to an initial salary of $240,000 per year. Mr. Castle was also entitled to one year of severance pay and full acceleration of all unvested stock options if his employment is terminated by us without cause. Mr. Castle was granted 130,000 stock options at the then current market value of $3.22 per share. These options were exercisable in 25% annual increments beginning December 1, 2008.

In October 2008, Mr. Castle entered into a new employee retention agreement with us, which provides for the following:

•

A $50,000 cash bonus payment payable upon execution of the agreement, subject to partial repayment over three years if Mr. Castle is terminated with cause or terminates his employment without good reason.

•	Effective December 1, 2008, an increase in base salary to $300,000 per annum, subject to upward adjustment.

•	Incentive bonuses as established by the board of directors up to 50% of base salary.

•	A restricted stock award of 100,000 shares of our common stock, which vests through November 30, 2011.

•	An award of stock options to purchase 75,000 shares of our common stock, subject to annual vesting in equal parts through November 30, 2011.

•	A $1,000,000 term life insurance policy, payable 50% to National Coal Corporation and 50% to Mr. Castle’s designee.

The retention agreement also contains certain payment provisions upon a termination of Mr. Castle’s employment by us without cause or by Mr. Castle for good reason, in each case in connection with a change of control of National Coal. In exchange for such compensation, Mr. Castle shall be subject to a non-compete provision with National Coal for the duration of his employment and for an additional twelve (12) month period thereafter in the event Mr. Castle has received the severance payment noted above.

Effective December 31, 2009, Mr. Castle terminated his employment with us. As a consequence of his voluntary termination, Mr. Castle repaid to the Company $30,046 of the retention bonus paid to him in October 2008 and forfeited 66,000 shares of restricted stock issued to him in October 2008 that had not vested as of his termination date.

Potential Severance Payments

As described above, our employment agreements with Messrs. Roling, Wagner and Snodgrass provide for severance benefits in the event that the executive’s employment is terminated under certain circumstances. The following table sets forth severance payments and benefits that we would have been obligated to pay to Messrs. Roling, and Snodgrass assuming a triggering event had occurred under each of their respective agreements as of December 31, 2009 (Mr. Wagner’s employment as an executive officer did not commence until January 1, 2010):

Name	Cash Severance Payment ($)(1)	Bonus Value ($)	Continuation of Benefits ($)	Value of Acceleration of Vesting of Equity Awards ($)(4)	Outplacement Services($)	Total Severance Benefits ($)
Daniel Roling	540,000	270,000(2)	51,150(3)	—	42,000(5)	903,150
William Snodgrass	270,000	—	—	—	—	270,000

(1)	Represents twelve months of cash severance payments based on the executive’s salary payable in a lump sum or periodic payments as provided in the executive’s employment agreement.
(2)	Consists of an annual cash bonus payment equal to 50% of Mr. Roling’s base salary.
(3)	Represents the estimated cost of continuation of the following benefits for the severance period: (i) insurance coverage for medical, major medical and disability coverage; (ii) automobile allowance; and (iii) reimbursement of fees for professional services of $10,000.
(4)	Represents the value of accelerated “in the money” stock options and restricted stock awards using the closing price of our common stock on December 31, 2009 of $0.84 per share. At December 31, 2009, no stock options held by Mr. Roling were “in the money.” Mr. Snodgrass is not entitled to acceleration of vesting of equity awards as part of his severance payments upon termination of employment.
(5)	Represents the estimated costs to the Company of providing Mr. Roling with (i) outplacement services for a period of twelve months with agency selected by Mr. Roling, based upon the customary fees charged by nationally rated firms engaged in providing such services, and (ii) office space and secretarial support for a period of twelve months to assist Mr. Roling in searching for and obtaining a new position.

Potential Change in Control Payments

As described above, our employment agreements with Messrs. Roling, Wagner, and Snodgrass provide for accelerated vesting of all options held by such executives upon a change in control. The following table sets forth the change in control benefits that we would have been obligated to pay to our named executive officers assuming a change in control had occurred as of December 31, 2009 (Mr. Wagner’s employment as an executive officer did not commence until January 1, 2010):

Name	Value of Acceleration of Vesting of Equity Awards ($)(1)	280G Tax Gross Up ($)
Daniel A. Roling	—	200,000(2)
William Snodgrass	55,440(3)	—

(1)	Represents the value of accelerated “in the money” stock options and restricted stock awards using the closing price of our common stock on December 31, 2009 of $0.84 per share. At December 31, 2009, no stock options held by Messrs. Roling or Snodgrass were “in the money.”
(2)	Mr. Roling is entitled to receive up to $200,000 of additional cash compensation to reimburse him for any excise taxes payable by Mr. Roling on payments, distributions or benefits that are subject to excise taxes as provided under Section 4999 of the Internal Revenue Code.
(3)	Represents the value of 66,000 restricted shares of common stock using the closing price of our common stock on December 31, 2009 of $0.84 per share, the vesting of which would accelerate upon a change of control of National Coal.

Director Compensation

The general policy of the Board is that compensation for independent directors should be a mix of cash and equity-based compensation. We do not pay management directors for Board service in addition to their regular employee compensation. The Compensation Committee, which consists solely of independent directors, has the primary responsibility for reviewing and considering any revisions to director compensation. The Board reviews the committee’s recommendations and determines the amount of director compensation. The committee can engage the services of outside advisers, experts, and others to assist the committee in determining director compensation. During 2009, the committee did not use an outside adviser to aid in setting director compensation.

The following table details the total compensation earned by the company’s non-employee directors in 2009.

Director Summary Compensation

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	Option Awards ($)(1)	Total ($)
Robert Heinlein	125,789	13,342	21,497	160,628
Gerald J. Malys	71,547	13,342	21,497	106,386
Kenneth Scott	134,574	13,342	32,328	180,244
Marc Solochek	54,192	13,342	21,497	89,031
Total	386,102	53,368	96,819	536,289

(1)	The amounts in this column represent the grant date fair value of stock option and restricted stock awards determined in accordance with ASC Topic 718. The assumptions used in determining the grant date fair values of these awards are set forth in the notes to the our consolidated financial statements, which are included in this Annual Report on Form 10-K for the year ended December 31, 2009 as originally filed with the SEC on March 31, 2010.

Based on a review of a survey report regarding director compensation for similarly sized companies in the energy and natural resources industries and our director compensation program, our Compensation Committee approved an increase in director compensation and modified the cash compensation for non-employee directors, effective immediately following the 2008 Annual Shareholder Meeting, as follows:

Category	Annual Amount
Director Fee	$50,000
Chairman of the Board Fee	$70,000
Committee Member Fees (not paid to Committee Chairman):
Audit Committee	$5,000
Compensation Committee	$5,000
Nominating and Governance Committee	$5,000
Committee Chairman Fees:
Audit Committee	$30,000
Compensation Committee	$10,000
Nominating and Governance Committee	$10,000

Directors receive cash fees in monthly installments with the exception of committee chairperson fees which are paid at the beginning of each annual term. Annual retainers are prorated so that adjustments can be made during the year. Unpaid portions of cash retainers are forfeited upon termination, retirement, disability, or death. Our current practice is to grant each non-employee director a stock option to purchase 75,000 shares of common stock upon their initial election or appointment to the Board. Directors’ options vest in equal annual installments over a four-year period from the date of grant. Vesting accelerates upon the director’s death or disability or if the director is not nominated by the Board for re-election as a director. In 2007, the term of the stock options for independent directors immediately following their end of service was extended from ninety days to eighteen months. In 2009, our Compensation Committee also approved additional equity compensation payable to each of our non-employee directors consisting of an option to purchase 10,000 shares of common stock and a restricted stock award of 7,500 shares of common stock.

During 2009, Mr. Heinlein was awarded an additional $40,000 in compensation for his extraordinary service as Chairman of the Audit Committee of the Board of Directors.

In August 2009, each of our non-employee directors agreed to reduce their annual Director Fee by 10% and Mr. Scott agreed to reduce his chairman of the Board fee by 10% over the twelve month period. For the twelve month period commencing September 1, 2009, our non-employee director fee was reduced to $45,000, and the chairman of the board fee was reduced to $63,000.

In consideration for their agreement to reduce their director fees, each director received a stock option to purchase up to a number of shares determined using the Black-Scholes valuation model, which option has a term of 10 years, a value equal to 1.5 times the amount of the recipient’s annual reduction in cash consideration, vests in its entirety on August 11, 2010 and has an exercise price equal to $0.97, which was the closing price of our common stock on the date of grant.

On January 8, 2010, our Board of Directors authorized the amendment of certain stock option agreements previously issued to the Company’s employees, officers and members of the Board of Directors pursuant to the Company’s Amended and Restated 2004 National Coal Corp. Option Plan. All of the Company’s outstanding options, as well as the Company’s form of Stock Option Agreement for future grants, were amended to provide for acceleration of vesting upon a change in control of the Company. Additionally, all options granted prior to January 1, 2009 were amended to reduce the exercise price to $1.14, $0.10 higher than the closing price of the Company’s stock on January 8, 2010.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table presents information regarding the beneficial ownership of our common stock as of April 30, 2010:

•	each person who is known to us to be the beneficial owner of more than 5% of our outstanding common stock;

•	each of our directors and nominees;

•	each of our named executive officers; and

•	all of our directors and executive officers as a group

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission that deem shares to be beneficially owned by any person who has or shares voting or investment power with respect to such shares. Shares of common stock under warrants or options currently exercisable or exercisable within 60 days of the date of this information are deemed outstanding for purposes of computing the percentage ownership of the person holding such warrants or options but are not deemed outstanding for computing the percentage ownership of any other person. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding at April 30, 2010. Unless otherwise indicated, the persons named in this table have sole voting and sole investment power with respect to all shares shown as beneficially owned, subject to community property laws where applicable.

The information presented in this table is based on 34,313,889 shares of our common stock outstanding on April 30, 2010. Unless otherwise indicated, the address of each of the executive officers and directors and 5% or more shareholders named below is c/o National Coal Corp., 8915 George Williams Road, Knoxville, Tennessee 37923.

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Shares Outstanding

Directors and Named Executive Officers:
Daniel A. Roling (1)	1,126,600	3.2%
William R. Snodgrass (2)	168,000	*
Les H. Wagner (3)	7,500	*
Robert Heinlein (4)	122,500	*
Kenneth Scott (5)	132,500	*
Gerald J. Malys(6)	104,750	*
Marc Solochek (7)	36,250	*

Directors and Executive Officers as a Group (7 persons) (8)	1,698,100	4.8%

5% Shareholders:
Crestview Capital Master LLC (9)	2,126,723	6.1%
Steelhead Partners, LLC (10)	5,855,012	17.1%
Fayez S. Sarofim	1,785,000	5.2%

*	Less than 1%.
(1)	Consists of (i) 710,450 shares of common stock; (ii) 412,500 shares of common stock reserved for issuance upon exercise of stock options which currently are exercisable or will become exercisable within 60 days of April 30, 2010; and (iii) 3,650 shares of common stock beneficially owned by Mr. Roling’s spouse.
(2)	Consists of (i) 68,000 shares of common stock and (ii) 100,000 shares of common stock reserved for issuance upon exercise of stock options, which currently are exercisable or will become exercisable within 60 days of April 30, 2010.
(3)	Consists of (i) 5,000 shares of common stock and (ii) 2,500 shares of common stock reserved for issuance upon exercise of stock options which currently are exercisable or will become exercisable within 60 days of April 30, 2010.
(4)	Consists of (i) 17,500 shares of common stock, and (ii) 105,000 shares of common stock reserved for issuance upon exercise of stock options which currently are exercisable or will become exercisable within 60 days of April 30, 2010.
(5)	Consists of (i) 37,500 shares of common stock, and (ii) 95,000 shares of common stock reserved for issuance upon exercise of stock options which currently are exercisable or will become exercisable within 60 days of April 30, 2010.
(6)	Consists of (i) 18,500 shares of common stock and (ii) 86,250 shares of common stock reserved for issuance upon exercise of stock options which currently are exercisable or will become exercisable within 60 days of April 30, 2010.
(7)	Consists of (i) 7,500 shares of common stock and (ii) 28,750 shares of common stock reserved for issuance upon exercise of stock options which currently are exercisable or will become exercisable within 60 days of April 30, 2010.
(8)	Consists of (i) 868,100 shares of common stock and (ii) 830,000 shares of common stock reserved for issuance upon exercise of stock options which currently are exercisable or will become exercisable within 60 days of April 30, 2010.
(9)	Consists of (i) 2,126,723 shares of common stock, Crestview Partners, the sole manager of Crestview, and Stewart Flink, Robert Hoyt and Daniel Warsh, the managers of Crestview Partners, exercise voting and investment control over the securities held by Crestview Capital Master LLC. Each of Crestview Partners, and Messers. Flink, Hoyt and Warsh. expressly disclaims beneficial ownership in these securities, except to the extent of their respective pecuniary interests therein.
(10)	Consists of (i) 5,480,012 shares of common stock and 375,000 shares of common stock reserved for issuance upon exercise of warrants which currently are exercisable or will become exercisable within 60 days of April 30, 2010, in each case held by Steelhead Navigator Master L.P. Steelhead Partners, LLC as the investment manager of Steelhead Navigator Master LP (“Master”), and as the sole member of Master’s general partner, and each of J. Michael Johnston and Brian K. Klein, as the member-managers of Steelhead Partners, LLC, exercise voting and investment control over the securities held by these shareholders. Each of Steelhead, LLC, Mr. Johnston and Mr. Klein expressly disclaims beneficial ownership in these securities, except to the extent of their respective pecuniary interests therein.

Equity Compensation Plan Information

The following table sets forth certain information as of December 31, 2009 regarding equity compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders (1)	2,054,926	$4.97	522,125
Equity compensation plans not approved by security holders	—	—	—
Total	2,054,926		522,125

(1)	Consists of shares underlying our Amended and Restated 2004 National Coal Corp. Option Plan, of which an aggregate of 4,450,000 shares have been reserved for issuance. All outstanding awards under the 2004 option plan consist of stock options with the exception of 874,450 shares of common stock.

Item 13.	Certain Relationships, Related Transactions, and Director Independence

Review and Approval of Related Party Transactions

We have adopted a Code of Ethical Conduct that applies to all employees and directors of the company. This Code of Ethical Conduct requires that all of our employees and directors avoid engaging in activities that give rise to conflicts of interest, including engaging in any transactions with the company, without first obtaining a waiver. Executive officers and directors are required to obtain such a waiver from our Board of Directors or an appropriate committee of our Board. There were no instances during 2009 in which an executive officer or director engaged in a related party transaction with the company without first obtaining a waiver as required under our Code of Ethical Conduct.

Reportable Related Party Transactions.

Other than the employment arrangements described elsewhere in this report, since January 1, 2008, there has not been, nor is there currently proposed, any transaction or series of similar transactions to which we were or will be a party:

•	in which the amount involved exceeds $120,000; and

•

in which any director, executive officer, shareholder who beneficially owns 5% or more of our common stock or any member of their immediate family had or will have a direct or indirect material interest.

Independence of the Board of Directors

A majority of our Board of Directors is comprised of “independent” directors within the meaning of the applicable rules for companies traded on The NASDAQ Global Market (NASDAQ). The Board has determined that each of Robert Heinlein, Gerald Malys, Kenneth Scott and Marc Solochek are independent directors. Daniel Roling does not qualify as independent because he is a National Coal employee.

In making its determination, the Board considered the objective tests and the subjective tests for determining who is an “independent director” under the NASDAQ rules. The subjective test states that an independent director must be a person who lacks a relationship that, in the opinion of the Board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. In assessing independence under the subjective test, the Board took into account the standards in the objective tests, and reviewed and discussed additional information provided by the directors and the company with regard to each director’s business and personal activities as they may relate to National Coal and National Coal’s management. Based on all of the foregoing, as required by NASDAQ rules, the Board made a subjective determination as to each independent director that no relationships exist which, in the opinion of the Board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

In making its independence determinations, the Board will consider transactions occurring since the beginning of the third fiscal year prior to the date of its determination between National Coal and entities associated with the independent directors or members of their immediate family. All identified transactions that appear to relate to National Coal and a person or entity with a known connection to a director will be presented to the Board for consideration. In each case, the Board will determine whether, because of the nature of the director’s relationship with the entity and/or the amount involved, the relationship impaired the director’s independence.

Item 14.	Principal Accounting Fees and Services.

Services Provided by the Independent Auditors

Ernst & Young LLP has served as our independent registered public accounting firm since August 2006, and our Audit Committee has appointed Ernst & Young as the independent registered public accounting firm to audit National Coal’s financial statements for the fiscal year ending December 31, 2010.

Audit Committee Pre-Approval Policies and Procedures

All audit work for the fiscal years ended December 31, 2009 and 2008 was performed by the full time employees of Ernst & Young LLP. Generally, the Audit Committee approves in advance audit and non-audit services to be provided by Ernst & Young LLP. In other cases, in accordance with Rule 2-01(c)(7) of Securities and Exchange Commission Regulation S-X, the Audit Committee has delegated pre-approval authority to the Chairman of the Audit Committee for matters which arise or otherwise require approval between regularly scheduled meetings of the Audit Committee, provided that the Chairman reports such approvals to the Audit Committee at the next regularly scheduled meeting of the Audit Committee. No services were approved by the Audit Committee in accordance with Item 2-01(c)(7)(i)(C) of Regulation S-X.

Fees Paid to Independent Accountants

The aggregate fees billed by Ernst & Young LLP, independent accountants, for professional services rendered to National Coal during the fiscal years ended December 31, 2008 and 2009 were comprised of the following:

	Fiscal 2008	Fiscal 2009
Audit fees (1)	$651,947	$353,653
Audit-related fees	—	—
Tax fees	—	—
All other fees	—	—
Total fees	$651,947	$353,653
(1) Includes out-of-pocket expenses of $38,279 and $13,751 for fiscal years 2008 and 2009, respectively.

Audit fees include fees for professional services rendered in connection with the audit of our consolidated financial statements for each year and reviews of our unaudited consolidated quarterly financial statements, as well as fees related to consents and reports in connection with regulatory filings for those fiscal years.

No fees for tax services were incurred with Ernst & Young LLP during the years ended December 31, 2009 and 2008 including for tax compliance, tax advice and tax planning.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

Part IV of the Original Filing is hereby amended solely to add the following exhibits required to be filed in connection with this Amendment No. 1 to Annual Report on Form 10-K/A:

Exhibit Number	Exhibit Title

31.1	Certification of Principal Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATIONAL COAL CORP.

Date: April 30, 2010	By:	/s/ LES H. WAGNER
	Its:	Les H. Wagner Acting Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/S/ DANIEL A. ROLING	Chief Executive Officer, President, and Director (Principal Executive Officer)	April 30, 2010
Daniel A. Roling

/S/ LES H. WAGNER	Acting Chief Financial Officer (Principal Financial and Accounting officer)	April 30, 2010
Les H. Wagner

*	Chairman of the Board	April 30, 2010
Kenneth Scott

*	Director	April 30, 2010
Robert Heinlein

*	Director	April 30, 2010
Gerald Malys

*	Director	April 30, 2010
Marc Solochek

*By:	/S/ LES H. WAGNER
Les H. Wagner As Attorney in Fact