Form 10-Q
period 2010-03-31
NATIONAL COAL CORP
filed 2010-05-17
CIK 1089575

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2010

or

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 17, 2010 the issuer had 34,313,889 shares of common stock, par value $.0001 per share, issued and outstanding.

National Coal Corp.

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

National Coal Corp.

Condensed Consolidated Balance Sheets

(Unaudited)

	March 31, 2010	December 31, 2009
Assets
Current Assets:
Cash and cash equivalents	$977,564	$1,185,725
Accounts receivable, net	517,513	366,680
Inventory	2,172,646	1,403,972
Prepaid and other current assets	1,339,795	1,550,919
Assets held for sale	13,685,114	—

Total Current Assets	18,692,632	4,507,296
Property, plant, equipment and mine development, net	24,628,642	40,298,450
Deferred financing costs	789,056	890,048
Restricted cash	6,163,309	6,211,637
Other non-current assets	899,422	906,097

Total Assets	$51,173,061	$52,813,528

Liabilities and Stockholders’ Deficit
Current Liabilities:
Accounts payable	$13,627,118	$11,551,663
Accrued expenses	2,159,843	1,065,355
Borrowings under short-term line of credit	4,500,000	3,000,000
Current maturities of long - term debt	42,321,443	42,372,933
Current installments of obligations under capital leases	772,904	1,237,358
Current portion of asset retirement obligations	98,528	98,528

Total Current Liabilities	63,479,836	59,325,837

Long - term debt, less current maturities, net of discount	113,839	270,291
Obligations under capital leases, less current installments	104,782	140,958
Asset retirement obligations, less current portion	3,397,631	3,790,212
Deferred revenue	1,000,000	1,000,000
Other non-current liabilities	585,944	589,139

Total Liabilities	68,682,032	65,116,437

Stockholders’ Deficit:
Common Stock, $.0001 par value; 80 million shares authorized; 34,313,889 shares issued and outstanding at March 31, 2010 and December 31, 2009	3,431	3,431
Additional paid - in capital	116,749,647	116,191,838
Accumulated deficit	(134,262,049)	(128,498,178)

Total Stockholders’ Deficit	(17,508,971)	(12,302,909)

Total Liabilities and Stockholders’ Deficit	$51,173,061	$52,813,528

The Condensed Consolidated Balance Sheet as of December 31, 2009 was derived from Audited Financial Statements

See Accompanying Notes to Condensed Consolidated Financial Statements.

National Coal Corp.

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended March 31,
	2010	2009
Revenues:
Coal sales	$16,195,233	$19,108,015
Other revenues	—	918,652

Total revenues	16,195,233	20,026,667

Operating expenses:
Cost of coal sales (exclusive of depreciation, depletion, amortization and accretion)	15,119,449	18,994,747
Cost of services (exclusive of depreciation, depletion, amortization and accretion)	—	942,379
Depreciation, depletion, amortization and accretion	1,814,648	2,754,677
Asset impairment	1,186,389	—
General and administrative	2,109,570	1,857,735

Total operating expenses	20,230,056	24,549,538

Loss from continuing operations	(4,034,823)	(4,522,871)

Other income (expense):
Interest expense	(1,733,531)	(1,296,544)
Interest income	2,523	82,454
Other	1,962	65,446

Other income (expense), net	(1,729,046)	(1,148,644)

Loss from continuing operations before income taxes	(5,763,869)	(5,671,515)

Income tax benefit	—	—

Loss from continuing operations	(5,763,869)	(5,671,515)

Loss from discontinued operations, net of taxes	—	(2,218,900)

Net loss	$(5,763,869)	$(7,890,415)

Loss per common share from continuing operations - basic and diluted	$(0.17)	$(0.17)

Loss per common share from discontinued operations - basic and diluted	$—	$(0.06)

Loss per common share - basic and diluted	$(0.17)	$(0.23)

Weighted average common shares outstanding	34,077,439	34,003,824

See Accompanying Notes to Condensed Consolidated Financial Statements.

National Coal Corp.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months Ended March 31,
	2010	2009
Operating Activities
Net loss	$(5,763,869)	$(7,890,415)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Loss from discontinued operations, net of tax	—	2,218,900
Depreciation, depletion, amortization and accretion	1,814,648	2,754,677
Amortization of deferred financing costs	203,478	118,002
Amortization of debt discount	182,004	155,684
Gain on disposal of assets	(1,800)	(55,446)
Loss on asset impairment	1,186,389	—
Settlement of asset retirement obligations	(16,364)	(24,308)
Stock option expense	557,808	388,343
Changes in operating assets and liabilities:
Accounts receivable	(150,833)	(1,743,431)
Inventory	(1,247,790)	746,676
Prepaid and other current assets	211,124	443,436
Other non - current assets	38,295	45,261
Accounts payable and accrued expenses	2,851,823	6,695,342
Deferred revenue	—	(1,241,840)
Other non - current liabilities	(3,195)	(193,375)

Net cash flows (used in) provided by operating activities from continuing operations	(138,282)	2,417,506
Net cash flows provided by operating activities from discontinued operations	—	2,123,024

Net cash flows (used in) provided by operating activities	(138,282)	4,540,530

Investing Activities
Capital expenditures	(593,525)	(2,779,957)
Decrease in restricted cash	48,328	30,449
Additions to prepaid royalties	(31,620)	(19,500)

Net cash used in investing activities from continuing operations	(576,817)	(2,769,008)
Net cash used in investing activities from discontinued operations	—	(1,319,657)

Net cash used in investing activities	(576,817)	(4,088,665)

Financing Activities
Proceeds under short-term line of credit	1,500,000	—
Repayments of long-term debt	(389,946)	(831,697)
Repayments of obligations under capital leases	(500,630)	(700,667)
Payments for deferred financing costs	(102,486)	(40,000)

Net cash flows provided by (used in) financing activities from continuing operations	506,938	(1,572,364)
Net cash flows used in financing activities from discontinued operations	—	(561,326)

Net cash flows provided by (used in) financing activities	506,938	(2,133,690)
Net decrease in cash and cash equivalents	(208,161)	(1,681,825)
Cash and cash equivalents at beginning of period	1,185,725	3,908,469

Cash and cash equivalents at end of period	$977,564	$2,226,644

Supplemental Cash Flow Information
Cash paid during the period for interest from continuing operations	$241,725	$115,920
Cash paid during the period for interest from discontinued operations	—	520,092
Non-cash investing and financing activities from discontinued operations:
Financed equipment acquisitions	$—	$42,848
Asset retirement obligations incurred, acquired or recosted	—	324,332
Interest and fees paid in-kind or financed at National Coal of Alabama, Inc.	—	2,100,000

See Accompanying Notes to Condensed Consolidated Financial Statements.

National Coal Corp.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Business Overview

National Coal Corp. (the “Company”) consists primarily of its two wholly-owned subsidiaries: (i) National Coal Corporation and (ii) NCC Corp. and, until August 3, 2009, its wholly-owned subsidiary National Coal of Alabama, Inc. (“NCA”). The Company principally engages in the business of mining high quality bituminous steam coal in East Tennessee and, until August 3, 2009, North Alabama. Its customers are primarily electric utilities in the Southeastern United States.

At March 31, 2010, the Company owned the coal mineral rights to approximately 65,000 acres of land and leased the rights to approximately 14,000 additional acres. The Company’s mining complexes included two active and three inactive underground mines, one active and two inactive surface mines, and one inactive highwall mine. In addition, it had two preparation plants and two unit train loading facilities in Tennessee served by the Norfolk Southern (“NS”) railroad. As of March 31, 2010, the Company controlled approximately 38.9 million estimated recoverable tons of coal reserves in Tennessee as defined by the SEC Industry Guide 7 as that part of a mineral deposit which could be economically and legally extracted at the time of the reserve determination.

On April 20, 2010, the Company completed the sale to Ranger Energy Investments, LLC (“Ranger Energy”), of a preparation plant and rail loadout facility located in Devonia, Tennessee, an active underground mine, two inactive mines, related property, plant and equipment used in and located on the Company’s New River Tract operations, coal inventories located on the properties, associated permits and a coal supply agreement, for an aggregate sales price of $11.8 million (the “Ranger Transaction”). Ranger Energy also assumed reclamation liabilities related to the acquired permits and paid the Company $1.9 million in cash which was previously pledged to secure reclamation bonds and other liabilities associated with the permits sold. The $1.9 million will be repaid directly to Ranger Energy by the surety company that issued the Company’s reclamation bonds. Additionally, the Company entered into a lease agreement with Ranger Energy to lease mineral rights on approximately 22,000 acres of the New River Tract, with royalties ranging from 6% to 8% of applicable revenues. The Company will receive an overriding royalty for each ton of coal sold by Ranger Energy through the coal supply agreement it acquired in the asset sale.

During the three months ended March 31, 2010, the Company’s continuing operations generated total revenues of $16.2 million on the sale of approximately 0.2 million tons of coal. Revenues are derived primarily from the sale of coal to electric utility companies in the Southeastern United States pursuant to long-term contracts or open purchase order arrangements with long-time customers. Georgia Power Company represented approximately 96% of the Company’s continuing operations’ coal revenues for the three months ended March 31, 2010.

The Company typically sells coal for a specified per ton amount and at a negotiated price pursuant to both short-term contracts and contracts of twelve months or greater. The weighted average selling price per ton is $84.91 and $79.43 on 0.3 million and 0.4 million tons contracted for the remainder of 2010 and fiscal year 2011, respectively. Price adjustment, “price reopener” and other similar provisions in long-term supply agreements may reduce the protection from short-term coal price volatility traditionally provided by such contracts. Any adjustment or renegotiation leading to a significantly lower contract price would result in decreased revenues and lower gross margins, which could have a material adverse effect on the Company’s operating cash flows. Additionally, the Company’s customers may have the ability to delay the timing of their purchases, which could negatively impact operating cash flows. Finally, coal supply agreements also typically contain force majeure provisions allowing temporary suspension of performance by the Company or its customers during the duration of specified events beyond the control of the affected party. A customer declared a force majeure during the first quarter of 2010 resulting in the suspension of shipments. (See Note 2).

National Coal Corp.

Notes to Condensed Consolidated Financial Statements — continued

(Unaudited)

Management assumes the Company will meet its contract commitments through a combination of produced tons and purchased coal. Production can be negatively impacted by weather, labor shortages or equipment break-downs. In addition, geological and mining conditions may not be fully identified by available exploration data or may differ from experience in current operations. Further, coal for purchase may not be available, or available only at unfavorable prices. The occurrence of such events can adversely affect production, the cost of sales or both, and could have a materially adverse effect on the Company’s operating cash flows.

During the remainder of 2010, management expects to incur approximately $1.0 million in new capital expenditures and $1.4 million to maintain existing assets. In prior years, the Company has experienced the unanticipated loss of the use of key equipment, which resulted in lost production and lost revenues. The Company may experience similar mechanical failures in the future, which could have a material adverse effect on its operating cash flows.

2. Going Concern

At March 31, 2010, the Company had cash and cash equivalents of approximately $1.0 million, negative working capital of approximately $44.8 million and a stockholders’ deficit of $17.5 million. The Company has a history of substantial net losses. During the three months ended March 31, 2010 and 2009, the Company generated net losses from continuing operations of $5.8 million and $5.7 million, respectively. Net cash flow (used in) provided by operating activities from continuing operations was approximately $(0.1) million and $2.4 million during the three months ended March 31, 2010 and 2009, respectively.

The Company expects to use $0.5 million to $0.6 million of cash from operations per month during the remainder of 2010. Additionally, on June 15, 2010, the Company has a $2.2 million interest payment due on its 10.5% senior secured notes due 2010 (the “10.5% Notes due 2010”), and the $42.0 million in principal amount of such indebtedness is due on December 15, 2010. The Company intends to sell the short line railroad owned by its subsidiary, NC Railroad, Inc., the proceeds of which will be used to make the June 15, 2010 interest payment. The Company must raise additional equity and/or refinance its senior secured debt before the December 15, 2010 maturity date. There is no guarantee that the Company will be successful in its efforts to sell its short line railroad or to refinance its senior secured debt prior to its maturity on December 15, 2010.

During the first quarter of 2010, the Company’s largest customer exercised its rights of force majeure under the Company’s coal supply contract due to freezing weather in the Southeastern United States, which resulted in the suspension of the Company’s shipment of approximately 40,000 tons of coal. While the customer is obligated under its contract to purchase this coal within twelve months after the end of the event, the suspension of these shipments resulted in an immediate reduction in cash receipts of approximately $3.0 million during January and February 2010. This cash shortfall was financed primarily by the Company’s vendors, resulting in a significant increase in accounts payable since the beginning of the year.

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

National Coal Corp.

Notes to Condensed Consolidated Financial Statements — continued

(Unaudited)

On April 20, 2010, the Company completed the Ranger Transaction. (See Note 1). Prior to the closing of the Ranger Transaction, Ranger Energy purchased from Centaurus Energy Master Fund, LP $30.3 million of the Company’s 10.5% Notes due 2010 and the Company’s $5.0 million short-term revolving line of credit, of which $4.5 million had been drawn. The Company was in default under the $5.0 million short-term revolving line of credit on the date the Company published its annual financial statements, which was reported on with a “going concern” qualification from the Company’s independent certified public accountants. The Company used a portion of the proceeds from the Ranger Transaction on April 20, 2010 to pay the $4.5 million outstanding balance on the revolving line of credit and the line of credit was terminated.

The Company’s liquidity needs during 2010 discussed above and the December 2010 maturity of $42.0 million of long-term debt raise substantial doubt about the Company’s ability to continue as a going concern and therefore, its ability to realize its assets and discharge its liabilities in the normal course of business.

The Company is pursuing a number of activities to address its immediate and long term liquidity needs, and has engaged an investment banker to assist in the effort to obtain additional financing and to explore a number of strategic alternatives. The 2009 default by NCA of its 12.0% senior secured notes due 2012 (the “12% Notes due 2012”) may make it difficult to obtain future financings on acceptable terms, if at all (see Note 4). Additionally, the Company’s share price has traded below $1.00 for 30 consecutive days and in January 2010, NASDAQ notified the Company of its non-compliance with NASDAQ Market Place Rule 5450(a)(1), which will result in the Company’s shares being delisted from NASDAQ if the Company is unable to regain compliance by July 6, 2010. These factors, among others, may indicate that the Company will be unable to continue as a going concern.

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

3. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of National Coal Corp. and those of its two wholly-owned operating subsidiaries, National Coal Corporation and NCC Corp. and their respective wholly-owned subsidiaries, NC Railroad, Inc., Jacksboro Coal Company, Inc. and, until August 3, 2009, National Coal of Alabama, Inc. National Coal of Alabama, Inc. is presented as discontinued operations as discussed in Note 4. The statements of operations include National Coal of Alabama, Inc. through August 3, 2009, the date of foreclosure. All intercompany transactions have been eliminated in consolidation.

The unaudited consolidated financial statements do not include footnotes and certain financial information normally presented annually under accounting principles generally accepted in the United States of America (U.S. GAAP) and should, therefore, be read in conjunction with the Annual Report on Form 10-K of National Coal Corp. for the year ended December 31, 2009. The accompanying unaudited consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) that, in the opinion of management, are considered necessary for a fair presentation of the financial position,

National Coal Corp.

Notes to Condensed Consolidated Financial Statements — continued

(Unaudited)

results of operations, and cash flows for the periods presented. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year-end. The results of operations for the three months ended March 31, 2010 and 2009 are not necessarily indicative of results that can be expected for the fiscal year.

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

Accounts Receivable

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. Customers are primarily utilities companies. Balances are stated net of an allowance for doubtful accounts. The allowance was $0 at March 31, 2010 and December 31, 2009. Bad debts expense, net of recoveries, was $0 during the three months ended March 31, 2010 and 2009, respectively.

Inventory

Inventory includes all mined coal, purchased coal and tires. Mined coal is classified as inventory at the point it is extracted, and is valued at the lower of average cost or net realizable value. As of March 31, 2010 and December 31, 2009 the Company reduced the carrying value of its inventories by $140,529 and $39,814, respectively, to state mined coal inventories at net realizable value. Mined coal inventory costs include labor, fuel, equipment costs, and operating overhead. Purchased coal inventory is valued at the lower of average cost or net realizable value. Tires are classified as inventory when purchased and recorded at the lower of average cost or market.

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

Leasing is used for certain capital additions when considered cost effective relative to other capital sources, and is classified as either capital or operating as appropriate. Leased equipment meeting the capital lease criteria of FASB Accounting Standards Codification (“ASC”) 840, Accounting for Leases is

National Coal Corp.

Notes to Condensed Consolidated Financial Statements — continued

(Unaudited)

capitalized and the present value of the related lease minimum payments is recorded as a corresponding asset and liability. Amortization of capitalized leased assets is computed using the straight-line method over the shorter of the estimated useful life or the initial lease term.

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

Restricted Cash

Restricted cash includes accrued interest and consists principally of money market accounts and certificates of deposit securing surety bonds and letters of credit which collateralize mine reclamation obligations with various federal and state regulatory authorities.

Prepaid Mining Royalties

Certain coal leases require minimum or advance payments which are deferred and charged to cost of sales as coal is extracted and sold. The Company had prepaid royalties of approximately $501,000 and $469,000 at March 31, 2010 and December 31, 2009, respectively, included in other non-current assets in the accompanying balance sheets.

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

National Coal Corp.

Notes to Condensed Consolidated Financial Statements — continued

(Unaudited)

Stock-based Compensation

The Company’s 2004 Option Plan (the “Plan”) was authorized by the Board of Directors of the Company in March 2004, and amended in January 2005. Under the terms of the Plan, stock options may be granted to officers, directors, employees, and others. At March 31, 2010, 4,450,000 shares of common stock were authorized for issuance under the Plan. Shares subject to awards that expire unexercised or are otherwise terminated, again become available for awards. Upon exercise, stock is issued from unissued or treasury shares. The grant price of an option under the Plan generally may not be less than the fair market value of the common stock subject to such option on the date of grant. Options have a maximum life of ten years and generally vest 25% per year over a four year period. Currently, all stock options issued under the plan are non-statutory.

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

National Coal Corp.

Notes to Condensed Consolidated Financial Statements — continued

(Unaudited)

Comprehensive Loss

The Company’s comprehensive losses as defined by FASB ASC 220, Reporting Comprehensive Income, are the same as the net losses reported.

4. Divestitures

New River Tract Divestiture

On April 20, 2010, the Company completed the Ranger Transaction. (See Note 1). The purchase price for the Ranger Transaction was $11.8 million, plus royalty lease payments of 6% to 8% of applicable revenues generated by Ranger Energy for the leased mineral reserves and an overriding royalty for each ton of coal sold by Ranger Energy through the coal supply agreement it acquired in the asset sale. Of the purchase price, $6.6 million was paid to Ranger Energy to settle $6.6 million of accounts payable the Company owed to an affiliate of Ranger Energy. The Company was also required to pay from the sale proceeds at closing the $4.5 million short-term revolving credit facility and the revolving credit agreement was terminated. The Company also received $1.9 million in cash that was previously pledged to secure reclamation bonds and other liabilities associated with the permits sold. The $1.9 million will be repaid directly to Ranger Energy by the surety company that issued the Company’s reclamation bonds. Net cash proceeds to the Company as a result of the asset sale were $1.4 million.

As a result of the Ranger Transaction on April 20, 2010, the Company recorded a loss on asset impairment of $1.2 million, which is included in the consolidated statement of operations for the three months ended March 31, 2010. Inventory with a fair value of $0.5 million and property, plant, equipment and mine development with a fair value of $10.0 million have been classified as assets held for sale in the accompanying condensed consolidated balance sheets at March 31, 2010.

Alabama Discontinued Operations

The Company acquired its Alabama operations in October 2007, financed principally through the issuance of $60 million of 12% Notes due 2012. On June 26, 2009, NCA was obligated to pay to its debt holders approximately $1.9 million of accrued interest on its 12% Notes due 2012. The date for making the interest payment was extended by the holders of the 12% Notes due 2012 to July 17, 2009, and on July 21, 2009, NCA defaulted on the 12% Notes due 2012 as the interest payment had not been made. On August 3, 2009, the holders of the Company’s 12% Notes due 2012 foreclosed on the outstanding capital stock of NCA, the collateral for the 12% Notes due 2012, and acquired NCA. As a result, NCA is no longer a subsidiary of the Company as of such date. Additionally, the credit agreement provided that upon the acceleration of the entire unpaid balance of the indebtedness, the holders of the 12% Notes due 2012 were entitled to receive the “Make-Whole Amount”, which amount was the present value of all future interest payments with respect to the principal amount of the indebtedness under the agreement. The Make-Whole Amount was approximately $19.8 million. As a result of the transaction, the Company recognized a gain on discontinued operations of $23.5 million during the third quarter of 2009.

National Coal Corp.

Notes to Condensed Consolidated Financial Statements — continued

(Unaudited)

Revenues and net losses attributable to discontinued operations for the three months ended March 31, 2009 are as follows:

For the Three Months Ended March 31, 2009
Revenues:
Coal sales	$14,979,010
Other revenues	72,063

Total revenues of discontinued operations	15,051,073

Operating expenses:
Cost of coal sales (exclusive of depreciation, depletion, amortization and accretion)	12,492,359
Depreciation, depletion, amortization and accretion	2,164,842
General and administrative	384,393

Total operating expenses of discontinued operations	15,041,594

Loss from operations from discontinued operations	9,479

Other income (expense):
Interest expense	(2,719,840)
Interest income	18,732
Income from joint venture	80,677
Other	(42,284)

Other income (expense), net from discontinued operations	(2,662,715)

Loss from discontinued operations before income taxes	(2,653,236)
Income tax benefit	434,336

Loss from discontinued operations, net of taxes	$(2,218,900)

5. Inventory

Inventory attributable to continuing operations consist of the following:

	March 31, 2010	December 31, 2009
Coal inventory	$2,124,356	$1,357,632
Tire inventory	48,290	46,340

Total Inventory	$2,172,646	$1,403,972

Inventory on hand at March 31, 2010 of $0.5 million that was subsequently sold to Ranger Energy (see Note 4) has been included in assets held for sale in the accompanying balance sheet at March 31, 2010.

National Coal Corp.

Notes to Condensed Consolidated Financial Statements — continued

(Unaudited)

6. Property, Plant, Equipment and Mine Development, Net

Property, plant, equipment and mine development from continuing operations consist of the following:

	March 31, 2010	December 31, 2009
Mining equipment and vehicles	$43,212,964	$57,138,852
Land and buildings	3,789,817	5,297,155
Furniture and office equipment	307,291	323,656
Mineral rights	11,125,319	11,125,319
Mine development	3,795,180	8,116,033
Construction in progress	295,422	628,623

	62,525,993	82,629,638

Less accumulated depreciation, depletion and amortization	(37,897,351)	(42,331,188)

Total property, plant, equipment and mine development, net	$24,628,642	$40,298,450

During the three months ended March 31, 2010, the Company committed to a plan to sell certain property, plant, equipment and mine development from the Company’s New River tract operations. The transaction was completed on April 20, 2010 (see Note 4). The property, plant, equipment and mine development sold was written down to its fair value less costs to sell at March 31, 2010, resulting in a loss on asset impairment of $1.2 million, which is included in the consolidated statement of operations for the three months ended March 31, 2010. The property, plant, equipment and mine development included in the sale have been classified as assets held for sale on the accompanying consolidated balance sheet at March 31, 2010.

During March 2010, the Company committed to a plan to sell the short line railroad owned by the Company’s subsidiary NC Railroad, Inc. The property and equipment for sale had a net book value of $3.2 million at March 31, 2010 and has been included in assets held for sale in the accompanying balance sheet at March 31, 2010.

7. Other Non-Current Assets

Other non-current assets from continuing operations are as follows:

	March 31, 2010	December 31, 2009
Prepaid mining royalties	$501,126	$469,506
Long-term portion of prepaid assets	92,423	130,718
Franchise tax receivable	305,873	305,873

Total other non-current assets	$899,422	$906,097

National Coal Corp.

Notes to Condensed Consolidated Financial Statements — continued

(Unaudited)

8. Accrued Expenses

Accrued expenses from continuing operations consist of the following:

	March 31, 2010	December 31, 2009
Accrued interest	$1,274,000	$196,000
Accrued payroll and related taxes	303,792	204,140
Accrued federal, state and local taxes	180,721	318,431
Accrued other	401,330	346,784

Total accrued expenses	$2,159,843	$1,065,355

9. Debt and Financing Arrangements

Long-term debt obligations of the Company, excluding capital leases, from continuing operations consist of the following:

	March 31, 2010	December 31, 2009
10.5% Senior Secured Notes due 2010	$42,000,000	$42,000,000
Equipment loans and installment purchase obligations	959,264	1,284,210
Insurance premium financing	—	65,000

	42,959,264	43,349,210

Unamortized discounts	(523,982)	(705,986)

Less current portion of long term debt	(42,321,443)	(42,372,933)

Total long-term debt	$113,839	$270,291

Short Term Line of Credit

On April 9, 2009 the Company entered into a Term Note Credit Agreement with Next View Partners, LLC (“Next View”), as administrative agent and collateral agent for certain lenders. This credit facility provided for borrowings of up to $10.0 million, and was permitted indebtedness under the indenture for the Company’s 10.5% Senior Secured Notes due 2010. The agreement allowed the Company the right to borrow up to an aggregate of $5.0 million on or before June 30, 2009 and an aggregate of $10.0 million after June 30, 2009. All amounts under the revolving loans were scheduled to mature on December 15, 2009, unless the Company obtained the consent of holders of two-thirds of the principal amount of its 10.5% Senior Secured Notes due 2010 to extend the maturity date until April 9, 2010.

On December 10, 2009, Centaurus Energy Master Fund, LP (“Centaurus”) assumed and modified the Term Note Credit Agreement with Next View. Centaurus held more than two-thirds of the principal amount of the Company’s 10.5% Notes due 2010. The loan modification agreement reduced the face amount of the note issued from $10.0 million to $5.0 million, extended the maturity date of the loan from December 15, 2009 to December 15, 2010 and amended the minimum coal production and shipment amounts.

National Coal Corp.

Notes to Condensed Consolidated Financial Statements — continued

(Unaudited)

Interest under this facility was payable at an annual rate of 15% and was payable monthly in arrears. The Company’s obligations under this credit facility were secured by a lien on substantially all the assets of National Coal Corp. and its subsidiaries. The credit facility contained several performance covenants, including minimum production and shipment amounts of coal and limitations on additional indebtedness. The facility included customary default provisions, and all outstanding obligations could become immediately due and payable in the event of the Company’s default. As of March 31, 2010, the outstanding balance on the line of credit was $4.5 million, and the Company was in default under the facility.

In April 2010, Ranger Energy purchased from Centarus Energy Master Fund, LP $30.3 million of the Company’s $42.0 million 10.5% Notes due 2010 and also purchased the Company’s $5.0 million short-term revolving credit facility. The Company used a portion of the proceeds from the Ranger Transaction to repay the $4.5 million outstanding balance on the short term revolving credit facility and the revolving credit agreement was terminated.

10. Asset Retirement Obligations

Asset retirement obligation activity for continuing operations for the three months ended March 31, 2010 follows:

Obligation at December 31, 2009	$3,888,740
Accretion expense	121,278
Obligation included in asset sale	(497,495)
Obligations settled	(16,364)

Obligation at March 31, 2010	3,496,159
Current portion	(98,528)

Long-term liability at March 31, 2010	$3,397,631

11. Stock–Based Compensation Plan

The Company’s 2004 Option Plan (the “Plan”) was authorized by the Board of Directors of the Company in March 2004, and amended in January 2005. Under the terms of the Plan, stock options may be granted to officers, directors, employees, and others. At March 31, 2010, 4,450,000 shares of common stock were authorized for issuance under the Plan. Shares subject to awards that expire unexercised or are otherwise terminated, again become available for awards. Upon exercise, stock is issued from unissued or treasury shares. The grant price of an option under the Plan may not be less than the fair market value of the common stock subject to such option on the date of grant. Options have a maximum life of ten years and generally vest 25% per year over a four year period.

On January 8, 2010, the Company’s Board of Directors authorized the amendment of certain stock option agreements previously issued to the Company’s employees, officers and members of the Board of Directors pursuant to the Company’s Amended and Restated 2004 National Coal Corp. Option Plan. All of the Company’s outstanding options, as well as the Company’s form of Stock Option Agreement for future grants, were amended to provide for acceleration of vesting upon a change in control of the Company. Additionally, all options granted prior to January 1, 2009 were amended to reduce the exercise price to $1.14, $0.10 higher than the closing price of the Company’s stock on January 8, 2010.

National Coal Corp.

Notes to Condensed Consolidated Financial Statements — continued

(Unaudited)

Prior to the repricing, many of the options had exercise prices well above the recent market prices of the Company’s common stock as quoted on the NASDAQ Global Market. The Board of Directors amended these options for, and to realign the value of the issued options with, their intended purpose, which is to retain and motivate the Company’s employees, officers and directors.

During the three months ended March 31, 2010, the Company recognized $557,808 in stock-based compensation expense from continuing operations, including $335,708 in stock-based compensation expense as a result of the 2010 option repricing and $65,656 in restricted stock expense. The Company recorded $388,343 in stock-based compensation expense including $113,130 in restricted stock expense during the three months ended March 31, 2009.

The fair value of each option was estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Three Months Ended March 31,
	2010	2009
Expected term (years)	6.00	6.25
Risk-free interest rates	3.31%	2.03%
Expected dividend yield	0.0%	0.0%
Expected volatility	95.72%	72.57%

The risk-free interest rate is based on the U.S. Treasury rate for the expected life at the time of grant, volatility is based on the average long-term implied volatilities of peer companies until December 31, 2007, as the Company’s trading history was limited. Effective January 1, 2008, the Company began using its own historical volatility. The expected term is determined using the simplified method as accepted under Securities and Exchange Commission Staff Accounting Bulletin No. 107 assuming a ten-year original contract term and graded vesting over four years. The weighted-average grant-date fair value of options issued during the three months ended March 31, 2010 and 2009 was $0.80 and $0.61, respectively. There were no options exercised during the three months ended March 31, 2010 or 2009.

National Coal Corp.

Notes to Condensed Consolidated Financial Statements — continued

(Unaudited)

Stock option activity for the three months ended March 31, 2010 follows:

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2009	2,054,926	$4.97	7.40	$750
Granted	474,750	1.02
Exercised	—	—
Forfeited	(176,519)	2.78
Expirations	(160,750)	4.85

Outstanding at March 31, 2010	2,192,407	$1.24	7.90	$—

Vested or expected to vest at March 31, 2010	1,943,620	$2.27
Exercisable	992,289	$1.47

As of March 31, 2010, there was $454,880 of total unrecognized compensation cost related to non-vested stock options granted under the Plan. That cost is expected to be recognized over a weighted average period of 3.89 years. The weighted average remaining contractual term of exercisable options at March 31, 2010 was 2.54 years. The total fair value of shares vested during the three months ended March 31, 2010 and 2009, was $244,727, and $1,734,340, respectively.

The Company from time to time issues restricted stock awards to key employees and directors. During the three months ended March 31, 2010 and 2009, the Company granted no restricted shares, and recognized $65,656 and $113,130, respectively, in stock-based compensation expense.

12. Earnings (Loss) Per Share

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

For the three months ended March 31, 2010 and 2009, 5,241,255 and 5,111,870, respectively, potentially dilutive shares of the Company from warrants, convertible preferred stock and stock options were not included in the computation of diluted loss per share because to do so would be anti-dilutive.

National Coal Corp.

Notes to Condensed Consolidated Financial Statements — continued

(Unaudited)

The computations for basic and diluted earnings or loss per share from continuing operations are as follows:

	Three months ended March 31,
	2010	2009
Numerator:
Net loss from continuing operations	$(5,763,869)	$(5,671,515)
Preferred dividends	—	—

Numerator for basic and diluted from continuing operations	$(5,763,869)	$(5,671,515)

Denominator:

Weighted average shares - basic	34,077,439	34,003,824

Net loss per share from continuing operations - basic and diluted	$(0.17)	$(0.17)

13. Fair Value of Financial Instruments

The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments at March 31, 2010 and December 31, 2009:

Cash and accounts receivable: The carrying amount approximates fair value because of the short maturity of these instruments.

Debt: The fair value of the Company’s debt is estimated based on the quoted market prices for similar issues or on the estimated current rate of incremental borrowing available to the Company for similar liabilities.

The estimated fair values of the Company’s financial instruments are as follows:

	March 31, 2010		December 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Assets:
Cash and cash equivalents	$977,564	$977,564	$1,185,725	$1,185,725
Accounts receivable	517,513	517,513	366,680	366,680
Restricted cash	6,163,309	6,163,309	6,211,637	6,211,637

Financial liabilities:
Debt	46,935,282	32,655,282	45,643,224	38,083,224

14. Commitments and Contingencies

The Company is made a party to legal actions, claims, arbitration and administrative proceedings from time to time in the ordinary course of business. Management is not aware, except as noted below, of any pending or threatened proceedings that might have a material impact on its cash flows, results of operations or financial condition.

National Coal Corp.

Notes to Condensed Consolidated Financial Statements — continued

(Unaudited)

The Company is a defendant in a lawsuit in the Circuit Court of Anderson County, Tennessee, alleging that National Coal Corporation was negligent in the case of a vehicular accident which resulted in the death of an independent contract truck driver. The plaintiffs are seeking $7.0 million in compensable damages and $10.0 million in punitive damages. The Company believes it has meritorious defenses to all of the claims asserted in this action and will continue to vigorously defend its position; however, the Company cannot predict the outcome of this proceeding at this time, and cannot predict whether the outcome will have a material adverse effect on its financial condition.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements or Information

The information contained in this Form 10-Q is intended to update the information contained in our Annual Report on Form 10-K for the year ended December 31, 2009 and presumes that readers have access to, and will have read, the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other information contained in such Form 10-K. The following discussion and analysis also should be read together with our condensed consolidated financial statements and the notes to the condensed consolidated financial statements included elsewhere in this Form 10-Q.

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

Corporate Overview

We mine, process and sell high quality bituminous steam coal from mines located in East Tennessee. From October 2007 until August 2009, we had mining operations in North Alabama. Our subsidiary, National Coal of Alabama, Inc., which operated our Alabama mining operations, defaulted on its senior secured debt, resulting in the lender’s foreclosure on our subsidiary’s outstanding capital stock. As a result, National Coal of Alabama, Inc. ceased to be our subsidiary in August 2009. Continuing operations consist of our Tennessee operations. Discontinued operations consist of the operating results of our Alabama operations from October 2007 through August 2009.

At March 31, 2010, our continuing operations owned the coal mineral rights to approximately 65,000 acres of land and leased the rights to approximately 14,000 additional acres. As of March 31, 2010, our mining complexes included two active and three inactive underground mines, one active and two inactive surface mines, and one inactive highwall mine. In addition, we have two preparation plants and two unit train loading facilities served by the Norfolk Southern railroad. As of March 31, 2010, we controlled approximately 38.9 million estimated recoverable tons of coal reserves as defined by the SEC Industry Guide 7 as that part of a mineral deposit which could be economically and legally extracted at the time of the reserve determination.

At March 31, 2010, we had cash and cash equivalents of approximately $1.0 million and negative working capital of approximately $44.8 million. Included in working capital is $41.5 million of secured indebtedness that matures on December 15, 2010. Cash flows (used in) provided by continuing operations were approximately $(0.1) million and $2.4 million for the three months ended March 31, 2010 and 2009, respectively.

During the three months ended March 31, 2010, our continuing operations generated total revenues of $16.2 million and sold approximately 0.2 million tons of coal. Revenues are derived primarily from the sale of coal to electric utility companies in the Southeastern United States pursuant to long-term contracts or open purchase order arrangements with long-time customers. Georgia Power Company represented approximately 96% of our continuing operations’ coal revenues for the three months ended March 31, 2010.

We typically sell our coal for a specified per ton amount and at a negotiated price pursuant to both short-term contracts and contracts of twelve months or greater. The weighted average selling price per ton for continuing operations is $84.91 and $79.43 on 0.3 million and 0.4 million tons contracted for the remainder of 2010 and fiscal year 2011, respectively. Price adjustment, “price reopener” and other similar provisions in long-term supply agreements may reduce the protection from short-term coal price volatility traditionally provided by such contracts. Any adjustment or renegotiation leading to a significantly lower contract price would result in decreased revenues and lower gross margins, which could have a material adverse effect on our operating cash flows. Additionally, our customers may have the ability to delay the timing of their purchases, which could negatively impact operating cash flows. Finally, coal supply agreements also typically contain force majeure provisions allowing temporary suspension of performance by us or our customers during the duration of specified events beyond the control of the affected party.

We will not be able to generate from operations the amount of cash necessary to pay in December 2010 the principal amounts of our 10.5% Senior Secured Notes due 2010. We have been unsuccessful thus far in our efforts to refinance this indebtedness by incurring additional debt, due to the current state of credit markets and our continuing operating losses.

We have experienced net operating losses and net negative cash flows since our inception in 2003. Our 10.5% senior notes mature on December 15, 2010. In January 2010, our largest customer exercised its rights of force majeure under our coal supply contract due to freezing weather in the Southeast United States, which resulted in their suspension of our shipment of approximately 40,000 tons of coal. While our customer is obligated under our contract to purchase this coal within twelve months after the end of the event, the suspension of these shipments resulted in an immediate reduction in cash receipts of approximately $3.0 million during January and February 2010. Accordingly, our immediate focus is to restore liquidity to our balance sheet. We have explored a number of options to maintain our financial viability, and continue to do so. Our near term strategy involves a reduction or refinancing of our debt, the sale of assets, a merger with another company, or some combination thereof. Our long term strategy of increasing revenue, expanding production and achieving profitable operations can only be accomplished with adequate working capital and a stronger financial position.

On April 20, 2010, we completed the sale to Ranger Energy of our preparation plant and rail loadout facility located in Devonia, Tennessee, an active underground mine, two inactive mines, and related property, plant and equipment used in and located at our New River Tract operations, coal inventories located on the properties, associated permits and a coal supply agreement for an aggregate sales price of $11.8 million (the “Ranger Transaction”). Ranger Energy also assumed reclamation liabilities related to the acquired properties and paid us $1.9 million in cash which was previously pledged to secure reclamation bonds and other liabilities associated with the permits sold. The $1.9 million will be repaid directly to Ranger Energy by the surety company that issued the reclamation bonds. Additionally, we entered into a lease agreement with Ranger Energy to lease mineral rights on approximately 22,000 acres of the New River Tract, with royalties ranging from 6% to 8% of applicable revenues, and Ranger Energy agreed to pay us an overriding royalty for each ton of coal sold by Ranger Energy pursuant to the coal supply agreement it acquired in the asset sale. Of the purchase price, $6.6 million was paid to Ranger Energy to settle $6.6 million of accounts payable we owed to an affiliate of Ranger Energy. Prior to the closing of the asset sale, Ranger Energy purchased from Centarus Energy Master Fund, LP $30.3 million of our $42.0 million in principal amount of 10.5% Notes due 2010 and also purchased our $5.0 million short-term revolving credit facility, of which $4.5 million had been drawn. We were required to pay off the revolving credit facility from the Ranger Transaction sale proceeds and the revolving credit agreement was terminated. We received $1.4 million in net cash proceeds from the asset sale.

When economically advantageous and market conditions are favorable, we plan to continue to permit and develop additional properties from our current reserve base while continuing to explore opportunities in nearby areas. Once we resolve our short term liquidity crisis and restore our financial viability, we will continue to pursue our growth strategy.

Results of Operations

The following table presents consolidated statement of operations data for each of the three months ended March 31 as a percentage of revenues.

(in percentages)
	2010	2009
Revenues	100.0	100.0
Operating expenses:
Cost of sales	93.4	94.8
Cost of services	—	4.7
Depreciation, depletion, amortization and accretion	11.2	13.8
Asset impairment	7.3	—
General and administrative	13.0	9.3

Total operating expenses	124.9	122.6

Loss from operations	(24.9)	(22.6)
Other income (expense):
Interest expense	(10.7)	(6.5)
Interest income	—	0.4
Other income (expense), net	—	0.4

Loss from continuing operations before income taxes	(35.6)	(28.3)
Income tax benefit	—	—

Loss from continuing operations, net of tax	(35.6)	(28.3)

Loss from discontinued operations, net of tax	—	(11.1)

Net loss	(35.6)	(39.4)

Comparison of Three Months Ended March 31, 2010 and Three Months Ended March 31, 2009

Production

During the three months ended March 31, 2010 and 2009, our Tennessee mines produced 136,638 and 196,441 tons of coal, respectively, as follows:

	Three Months Ended March 31,
	2010		2009
	Tons	%	Tons	%
Production:
Surface mines	53,790	24.3	80,725	30.3
Highwall mines	—	—	36,366	13.6
Underground mines	82,848	37.4	79,350	29.8

Total tons produced	136,638	61.7	196,441	73.7
Purchased coal	84,887	38.3	70,271	26.3

Total tons available	221,525	100.0	266,712	100.0

Revenue

During the three months ended March 31, 2010, we generated substantially all of our coal sales revenue from electric utilities under contracts of twelve months or greater.

Tons sold and the associated revenue for the three month periods follows:

	Three Months Ended March 31,		Increase/(decrease)
	2010	2009	$	%
Coal sales	$16,195,233	$19,108,015	$(2,912,782)	(15.2)
Tons sold	201,684	278,081	(76,397)	(27.5)
Average price per ton sold	$80.30	$68.71	$11.59	16.9

Other revenues	$—	$918,652	$(918,652)	(100.0)

The 15.2% decrease in revenue from coal sales for the three months ended March 31, 2010 as compared to the same period in 2009 was primarily due to reduced sales to our largest customer. In January 2010, our largest customer exercised its rights of force majeure under our coal supply contract due to freezing weather in the Southeast United States, which resulted in its suspension of our shipment of approximately 40,000 tons of coal. While the customer is obligated under our contract to purchase this coal within twelve months after the end of the event, the suspension of these shipments resulted in a reduction in coal sales of approximately $3.0 million during January and February 2010.

The decrease in other revenues of $0.9 million is due to a reduction in revenue from a contract mining services agreement between Xinergy Corp. and National Coal Corporation to mine coal from a highwall mine previously sold to Xinergy Corp. as part of an asset sale on March 31, 2008. The contract mining agreement with Xinergy Corp. was terminated during November 2009.

Cost of Coal Sales

	Three Months Ended March 31,		Increase/(decrease)
	2010	2009	$	%
Cost of coal sales	$15,119,449	$18,994,747	$(3,875,298)	(20.4)
Tons sold	201,684	278,081	(76,397)	(27.5)
Average cost per ton sold	$74.97	$68.31	$6.66	9.8

Cost of services	$—	$942,379	$(942,379)	(100.0)

Total cost of coal sales decreased 20.4% on a 15.2% decrease in coal sales revenue during the three months ended March 31, 2010 as compared to the same three month period in 2009. The average cost per ton sold increased $6.66 to $74.97 in 2010 from $68.31 in 2009 primarily due to the 27.5% decrease in tons sold.

During 2009, we idled one of our higher cost underground mines and closed an underground mine in order to take advantage of purchased coal prices that were lower than our mining costs at these two mines. As a result of the mine closures and the 27.5% decrease in tons sold, our cost per ton sold during 2010 compared to 2009 from our continuing operations increased by $6.66 due primarily to increases in labor of $2.27 per ton sold, freight and fuel costs of $1.90 per ton sold, maintenance and supplies of $2.10 per ton sold, and royalties of $1.47 per ton sold offset by a decrease in contract labor fees of $1.10 per ton sold.

Cost of services decreased $0.9 million due to the termination of a contract mining services agreement during November 2009 between Xinergy Corp. and National Coal Corporation to mine coal from a highwall mine previously sold to Xinergy Corp. as part of the Straight Creek sale on March 31, 2008.

Depreciation, Depletion, Amortization and Accretion

	Three Months Ended March 31,		Increase/(decrease)
	2010	2009	$	%
Depreciation, depletion, amortization and accretion	$1,814,648	$2,754,677	$(940,029)	(34.1)
Tons sold	201,684	278,081	(76,397)	(27.5)
Average cost per ton sold	$9.00	$9.91	$(0.91)	(9.2)

The 34.1% decrease in depreciation, depletion, amortization, and accretion expense for the three months ended March 31, 2010 as compared to the same three month period in 2009 was primarily the result of:

(i)	A $0.6 million decrease in expense attributable to the closing of mines during the second quarter of 2009; and

(ii)	A $0.4 million decrease in expense attributable to increased capitalization of expense in inventory as a result of the 30% increase in inventory levels in 2010 compared to 2009.

Asset Impairment

The loss on asset impairment of $1.2 million during the three months ended March 31, 2010 was the result of the sale of our preparation plant and rail loadout facility located in Devonia, Tennessee, an active underground mine, two inactive mines, related property, plant and equipment used in and located at our New River Tract operations, coal inventories located on the properties, and associated permits, and related reclamation liabilities to Ranger Energy on April 20, 2010.

General and Administrative Expenses

	Three Months Ended March 31,		Increase/(decrease)
	2010	2009	$	%
General and administrative expense	$2,109,570	$1,857,735	$251,835	13.6
Tons sold	201,684	278,081	(76,397)	(27.5)
Average cost per ton sold	$10.46	$6.68	$3.78	56.6

The 13.6% increase in general and administrative expenses for the three months ended March 31, 2010 as compared to the same period in the previous year is primarily attributable to the increase in stock compensation expense of $0.2 million due to the 2010 stock option repricing and an increase in professional and consulting fees of $0.2 million offset by a decrease in payroll expense of $0.2 million.

Other (Income) Expense

	Three Months Ended March 31,		Increase/(decrease)
	2010	2009	$	%
Interest expense	$1,733,531	$1,296,544	$436,987	33.7
Interest income	(2,523)	(82,454)	79,931	(96.9)
Other	(1,962)	(65,446)	63,484	(97.0)

Total other (income) expense	$1,729,046	$1,148,644	$580,402	50.5

The 33.7% increase in interest expense for the three months ended March 31, 2010 as compared to the same period in 2009, is primarily related to interest expense on our short term line of credit obtained during April 2009.

Interest income decreased by 96.9% the three months ended March 31, 2010 compared to the same period in 2009 due to lower average restricted cash balances in 2010 compared to 2009.

Loss from Discontinued Operations, Net of Taxes

The loss from discontinued operations of $2.2 million during the three months ended March 31, 2009 represents the operating results of our Alabama operations. Our Alabama operations were disposed of in August 2009.

During the three months ended March 31, 2009 our discontinued operations sold 190,931 tons at an average sales price of $78.45 for total sales revenue of $14.9 million

Liquidity and Capital Resources

At March 31, 2010, we had cash and cash equivalents of approximately $1.0 million and negative working capital of approximately $44.8 million. Cash flows (used in) provided by continuing operations were approximately $(0.1) million and $2.4 million for the three months ended March 31, 2010 and 2009, respectively. At March 31, 2010, we had a stockholders’ deficit of $17.5 million and incurred net losses from continuing operations of $5.8 million for the period then ended. Management expects that we will continue to incur net losses for the foreseeable future.

During the first quarter of 2010, our liquidity was adversely affected further when our largest customer exercised its rights of force majeure under our coal supply contract due to freezing weather in the Southeastern United States, which resulted in their suspension of our shipment of approximately 40,000 tons of coal. While the customer is obligated under our contract to purchase this coal within twelve months after the end of the event, the suspension of these shipments resulted in an immediate reduction in cash receipts of approximately $3.0 million during January and February 2010.

In 2009, we concluded that cash generated from operations would not be sufficient to pay interest or principal on our 10.5% Notes due 2010, and we began exploring strategic alternatives to improve our liquidity and reduce our debt obligations. We engaged the services of a financial advisory firm to evaluate possible strategic and financing transactions. Among these alternatives, we have been pursuing a restructuring of our debt, the issuance of common stock in exchange for the purchase and cancellation of our debt, the sale of a portion of our operating assets, transactions in which we would issue preferred or additional common stock for cash, and merger transactions with other coal producers. The 2009 default by NCA of the 12% Notes due 2012 may make it difficult to obtain future financings on acceptable terms, if at all. Additionally, our share price has traded below $1.00 for 30 consecutive days, and in January 2010, NASDAQ notified us of our non-compliance with NASDAQ Market Place Rule 5450(a)(1), which will result in our shares being delisted from NASDAQ if we are unable to regain compliance by July 6, 2010.

On April 20, 2010, we completed the Ranger Transaction. Prior to the closing of the Ranger Transaction, Ranger Energy purchased from Centaurus Energy Master Fund, LP $30.3 million of our 10.5% Notes due 2010 and our $5.0 million short-term revolving line of credit, of which $4.5 million had been drawn. We were in default under the $5.0 million short-term revolving line of credit on the date we published our annual financial statements, which was reported on with a “going concern” qualification from our independent certified public accountants. We used a portion of the proceeds from the Ranger Transaction on April 20, 2010 to pay the $4.5 million outstanding balance on the revolving line of credit and the line of credit was terminated.

The accompanying financial statements have been prepared assuming that we will continue as a going concern, which contemplates our realization of assets and satisfaction of liabilities in the normal course of business, and our auditors have included a going concern qualification in their report on our financial statements. We have $42.0 million in senior secured notes that are due on December 15, 2010. We expect that our operations during 2010 will require $0.5 million to $0.6 million of cash on a monthly basis. Additionally, on June 15, 2010, we have a $2.2 million interest payment due on our 10.5% senior secured notes due 2010. We also intend to sell the short line railroad owned by our subsidiary, NC Railroad, Inc., the proceeds of which will be used to make the June 15, 2010 interest payment. Therefore, we have an immediate need for additional financing to meet our operating and investing activities for the remainder of the year as well as to make scheduled principal payments. Additionally, we must raise additional equity and/or refinance our senior secured debt before it matures on December 15, 2010. There is no guarantee that we will be successful in our efforts to sell our short line railroad or refinance our senior secured debt prior to its maturity on December 15, 2010. These factors, among others, may indicate that we will be unable to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of assets and liabilities that might be necessary should we be unable to continue as a going concern.

During 2008, we successfully renegotiated several of our existing coal supply agreements resulting in an increased selling price per ton during 2009. The weighted average selling price per ton is $84.91 and $79.43 on 0.3 million and 0.4 million tons contracted for the remainder of 2010 and fiscal year 2011, respectively. We typically sell our coal for a specified per ton amount and at a negotiated price pursuant to both short-term contracts and contracts of twelve months or greater. Price adjustment, “price reopener” and other similar provisions in long-term supply agreements may reduce the protection from short-term coal price volatility traditionally provided by such contracts. Any adjustment or renegotiation leading to a significantly lower contract price would result in decreased revenues and lower gross margins, which could have a material adverse effect on our operating cash flows. Additionally, our customers may have the ability to delay the timing of their purchases, which could negatively impact operating cash flows. Finally, coal supply agreements also typically contain force majeure provisions allowing temporary suspension of performance by us or our customers during the duration of specified events beyond the control of the affected party.

We expect we will meet our contract commitments through a combination of produced tons and purchased coal. Our production can be negatively impacted by weather, labor shortages or equipment break-downs. In addition,, geological and mining conditions may not be fully identified by available exploration data or may differ from experience in current operations. Further, coal for purchase may not be available, or available only at unfavorable prices. The occurrence of such events can adversely affect production, the cost of sales or both, and could have a materially adverse effect on our operating cash flows.

During the remainder of 2010, management expects to incur approximately $1.0 million in new capital expenditures and $1.4 million to maintain existing assets. In prior years, we experienced the unanticipated loss of the use of key equipment, which resulted in lost production and lost revenues. We may experience similar mechanical failures in the future, which could have a material adverse effect on our operating cash flows.

The following table summarizes our long-term debt obligations, excluding capital leases from continuing operations:

	March 31, 2010	December 31, 2009
10.5% Senior Secured Notes, due 2010	$42,000,000	$42,000,000
Equipment loans and installment purchase obligations	959,264	1,284,210
Insurance premium financing	—	65,000

	42,959,264	43,349,210

Unamortized discounts	(523,982)	(705,986)

Less current portion of long term debt	(42,321,443)	(42,372,933)

Total long-term debt	$113,839	$270,291

Cash Flows

We currently satisfy our working capital requirements primarily through cash flows generated from operations and sales of debt and equity securities. For the three months ended March 31, 2010, we had a net decrease in cash of approximately $0.2 million. Cash flows from operating, financing and investing activities for the three months ended March 31, 2010 and 2009 are summarized in the following table:

	March 31, 2010	March 31, 2009
Activity:
Operating activities	$(138,282)	$4,540,530
Investing activities	(576,817)	(4,088,665)
Financing activities	506,938	(2,133,690)

Net decrease in cash and cash equivalents	$(208,161)	$(1,681,825)

Operating Activities

The net cash used in operating activities of $0.1 million during the three months ended March 31, 2010 compared with prior year cash provided by operations of $4.5 million, a $4.7 million reduction from 2009, was primarily attributable to the prior period including the operating results for National Coal of Alabama, Inc. A portion of the change in cash flows from continuing operating activities was the result of a decrease in accounts payable and accrued expenses of $3.8 million offset by an increase in inventory of $2.0 million as compared to the same period in 2009.

Investing Activities

The change in net cash used in investing activities from $4.1 million for the three months ended March 31, 2009 to net cash used in investing activities of $0.6 million for the three months ended March 31, 2010 was primarily due to (i) the prior period including $1.3 million of cash used in investing activities from National Coal of Alabama, Inc. and (ii) a decrease in capital expenditures in our continuing operations of $2.2 million during 2010.

Financing Activities

The change in net cash used in financing activities of $2.1 million during the three months ended March 31, 2009 compared to the net cash provided by financing activities of $0.5 million for the three months ended March 31, 2010 was primarily due to the $1.5 million in proceeds received from borrowings on our revolving credit facility entered into on April 9, 2009 offset by the repayment of outstanding debts and deferred financing costs.

Off-Balance Sheet Arrangements

At March 31, 2010, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, variable interest or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Critical Accounting Policies, Judgments and Estimates

Accounting measurements at interim dates inherently involve greater reliance on estimates than those made at year-end. The results for the three months ended March 31, 2010 are not necessarily indicative of results to be expected for the full year. Please refer to the section entitled “Critical Accounting Policies, Judgments and Estimates” included in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation of our Annual Report on Form 10-K for the year ended December 31, 2009 for a discussion of our critical accounting policies, judgments and estimates. There have been no material changes to the previously reported information concerning our Critical Accounting Policies, Judgments and Estimates.

Recent Accounting Pronouncements

During the three months ended March 31, 2010, there were no accounting pronouncements that became effective that impacted our financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Intentionally omitted.

Item 4T.	Controls and Procedures

Controls and Procedures

Members of our management, including our President and Chief Executive Officer, Daniel A. Roling, and Acting Chief Financial Officer, Les H. Wagner, have evaluated the effectiveness of our disclosure controls and procedures, as defined by paragraph (e) of Exchange Act Rules 13a-15 or 15d-15, as of March 31, 2010, the end of the period covered by this report. Based upon that evaluation, Messrs. Roling and Wagner concluded that our disclosure controls and procedures were effective as of March 31, 2010.

Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting or in other factors identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the three months ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1A.	Risk Factors

This Quarterly Report on Form 10-Q contains forward-looking statements, which are subject to a variety of risks and uncertainties. Other actual results could differ materially from those anticipated in those forward-looking statements as a result of various factors, including those set forth in the risk factors relating to our business and common stock contained in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2009. There have been no material changes to such risk factors during the three months ended March 31, 2010.

Item 6.	Exhibits

The following exhibits are filed as part of this report:

Exhibit Number	Exhibit Title

10.1	Asset Purchase Agreement, dated April 8, 2010, by and among National Coal Corp., National Coal Corporation, and Ranger Energy Investments, LLC.

10.2	Amendment to Asset Purchase Agreement, dated April 16, 2010, by and among National Coal Corp., National Coal Corporation, and Ranger Energy Investments, LLC.

10.3	Coal Lease Agreement, dated April 20, 2010, by and between National Coal Corporation and Ranger Energy Investments, LLC.

31.1	Certificate of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934, as amended.

31.2	Certificate of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934, as amended.

32.1	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATIONAL COAL CORP.

Date: May 17, 2010		/S/ LES H. WAGNER
	By:	Les H. Wagner
	Its:	Acting Chief Financial Officer
(Principal Financial and Accounting Officer)