Form 10-Q
period 2010-06-30
NATIONAL COAL CORP
filed 2010-08-10
CIK 1089575

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2010

or

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

As of August 10, 2010 the issuer had 8,628,451 shares of common stock, par value $.0001 per share, issued and outstanding.

National Coal Corp.

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

National Coal Corp.

Condensed Consolidated Balance Sheets

(Unaudited)

	June 30, 2010	December 31, 2009
Assets
Current Assets:
Cash and cash equivalents	$5,258,463	$1,185,725
Accounts receivable, net	841,943	366,680
Inventory	2,149,169	1,403,972
Prepaid and other current assets	765,157	1,550,919

Total Current Assets	9,014,732	4,507,296
Property, plant, equipment and mine development, net	23,517,030	40,298,450
Deferred financing costs	618,596	890,048
Restricted cash	4,158,904	6,211,637
Other non-current assets	884,201	906,097

Total Assets	$38,193,463	$52,813,528

Liabilities and Stockholders’ Deficit
Current Liabilities:
Accounts payable	$5,326,605	$11,551,663
Accrued expenses	1,718,212	1,065,355
Borrowings under short-term line of credit	—	3,000,000
Current maturities of long - term debt	42,304,868	42,372,933
Current installments of obligations under capital leases	141,676	1,237,358
Current portion of asset retirement obligations	98,528	98,528
Deferred revenue	449,916	—

Total Current Liabilities	50,039,805	59,325,837

Long - term debt, less current maturities, net of discount	29,172	270,291
Obligations under capital leases, less current installments	66,948	140,958
Asset retirement obligations, less current portion	3,486,775	3,790,212
Deferred revenue	1,000,000	1,000,000
Other non-current liabilities	596,874	589,139

Total Liabilities	55,219,574	65,116,437

Stockholders’ Deficit:
Preferred stock, $.0001 par value; 10 million shares authorized; no shares issued or outstanding	—	—
Common Stock, $.0001 par value; 120 million shares authorized; 8,628,451 and 8,578,473 shares issued and outstanding at June 30, 2010 and December 31, 2009, respectively	863	858
Additional paid - in capital	116,986,106	116,194,411
Accumulated deficit	(134,013,080)	(128,498,178)

Total Stockholders’ Deficit	(17,026,111)	(12,302,909)

Total Liabilities and Stockholders’ Deficit	$38,193,463	$52,813,528

The Condensed Consolidated Balance Sheet as of December 31, 2009 was derived from Audited Financial Statements

See Accompanying Notes to Condensed Consolidated Financial Statements.

National Coal Corp.

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2010	2009	2010	2009
Revenues:
Coal sales	$10,061,479	$21,733,844	$26,256,712	$40,841,859
Other revenues	542,888	844,927	542,888	1,763,578

Total revenues	10,604,367	22,578,771	26,799,600	42,605,437

Operating expenses:
Cost of coal sales (exclusive of depreciation, depletion, amortization and accretion)	9,335,957	19,272,054	24,455,407	38,266,801
Cost of services (exclusive of depreciation, depletion, amortization and accretion)	—	766,286	—	1,708,665
Depreciation, depletion, amortization and accretion	1,253,555	2,381,669	3,068,203	5,136,345
(Gain) loss on asset disposal	(3,640,338)	40,827	(2,455,749)	(14,619)
General and administrative	1,725,203	1,568,290	3,834,772	3,426,026

Total operating expenses	8,674,377	24,029,126	28,902,633	48,523,218

Income (loss) from continuing operations	1,929,990	(1,450,355)	(2,103,033)	(5,917,781)

Other income (expense):
Interest expense	(1,530,193)	(1,830,869)	(3,263,724)	(3,127,412)
Interest income	2,233	74,652	4,756	157,106
Other	(153,063)	—	(152,901)	9,999

Other income (expense), net	(1,681,023)	(1,756,217)	(3,411,869)	(2,960,307)

Income (loss) from continuing operations before income taxes	248,967	(3,206,572)	(5,514,902)	(8,878,088)

Income tax benefit	—	—	—	—

Income (loss) from continuing operations	248,967	(3,206,572)	(5,514,902)	(8,878,088)

Loss from discontinued operations, net of taxes	—	(3,138,997)	—	(5,357,898)

Net income (loss)	$248,967	$(6,345,569)	$(5,514,902)	$(14,235,986)

Earnings (loss) per common share from continuing operations - basic and diluted	$0.03	$(0.38)	$(0.65)	$(1.04)

Loss per common share from discontinued operations - basic and diluted	$—	$(0.37)	$—	$(0.63)

Earnings (loss) per common share - basic and diluted	$0.03	$(0.75)	$(0.65)	$(1.67)

Weighted average common shares outstanding	8,534,054	8,499,384	8,526,747	8,497,804

See Accompanying Notes to Condensed Consolidated Financial Statements.

National Coal Corp.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended June 30,
	2010	2009
Operating Activities
Net loss	$(5,514,902)	$(14,235,986)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Loss from discontinued operations, net of tax	—	5,357,898
Depreciation, depletion, amortization and accretion	3,068,203	5,136,345
Amortization of deferred financing costs	371,433	397,563
Amortization of debt discount	373,918	325,333
Gain on disposals of assets, net	(2,455,749)	(14,619)
Settlement of asset retirement obligations	(525,000)	(26,491)
Loss on extinguishment of debt	153,060	—
Stock option expense	729,700	705,300
Stock issuance in exchange for services	62,000	—
Changes in operating assets and liabilities:
Accounts receivable	(475,263)	(1,902,830)
Inventory	(2,426,496)	(741,715)
Prepaid and other current assets	785,762	654,069
Other non - current assets	77,016	111,888
Accounts payable and accrued expenses	1,040,404	5,672,943
Deferred revenue	449,916	(1,241,840)
Other non - current liabilities	7,735	(167,134)

Net cash flows (used in) provided by operating activities from continuing operations	(4,278,263)	30,724
Net cash flows provided by operating activities from discontinued operations	—	3,202,943

Net cash flows (used in) provided by operating activities	(4,278,263)	3,233,667

Investing Activities
Capital expenditures	(673,039)	(4,291,069)
Proceeds from sale of assets	14,029,512	—
Change in restricted cash	155,483	(378,001)
Additions to prepaid royalties	(55,120)	(45,000)

Net cash provided by (used in) investing activities from continuing operations	13,456,836	(4,714,070)
Net cash used in investing activities from discontinued operations	—	(1,843,947)

Net cash provided by (used in) investing activities	13,456,836	(6,558,017)

Financing Activities
Proceeds under short-term line of credit	1,500,000	3,605,793
Repayment of short term line of credit	(4,500,000)	—
Repayments of long-term debt	(683,102)	(1,642,213)
Repayments of obligations under capital leases	(1,169,692)	(1,114,674)
Payments for deferred financing costs	(253,041)	(45,051)

Net cash flows (used in) provided by financing activities from continuing operations	(5,105,835)	803,855
Net cash flows used in financing activities from discontinued operations	—	(758,996)

Net cash flows (used in) provided by financing activities	(5,105,835)	44,859
Net increase in cash and cash equivalents	4,072,738	(3,279,491)
Cash and cash equivalents at beginning of period	1,185,725	3,908,469

Cash and cash equivalents at end of period	$5,258,463	$628,978

Supplemental Cash Flow Information
Cash paid during the period for interest from continuing operations	$2,514,610	$2,534,139
Cash paid during the period for interest from discontinued operations	—	547,808
Non-cash investing and financing activities from continuing operations:
Financed equipment acquisitions	$—	$34,852
Equipment acquired through capital leases	—	336,000
Non-cash investing and financing activities from discontinued operations:
Financed equipment acquisitions	$—	$42,848
Asset retirement obligations incurred, acquired or recosted	—	324,332
Interest and fees paid in-kind or financed at National Coal of Alabama, Inc.	—	2,100,000
Accounts payable assumed in asset sale transactions	6,612,605	—

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

At June 30, 2010, the Company owned the coal mineral rights to approximately 65,000 acres of land and leased the rights to approximately 14,000 additional acres. The Company’s mining complexes included one active underground mine, one active surface mine, and one preparation plant and unit train loading facility served by the Norfolk Southern (“NS”) railroad. In addition, the Company began construction in July 2010 on a new underground mine near current active operations. As of June 30, 2010, the Company controlled approximately 38.9 million estimated recoverable tons of coal reserves in Tennessee as defined by the SEC Industry Guide 7 as that part of a mineral deposit which could be economically and legally extracted at the time of the reserve determination.

On April 20, 2010, the Company completed an asset sale to Ranger Energy Investments, LLC (“Ranger Energy”), which included a preparation plant and rail loadout facility located in Devonia, Tennessee, an active underground mine, two inactive mines, related property, plant and equipment used in and located on the Company’s New River Tract operations, coal inventories located on the properties, associated permits and a coal supply agreement, for an aggregate sales price of $11.8 million (the “Ranger Transaction”). Ranger Energy also assumed reclamation liabilities related to the acquired permits and paid the Company $1.9 million in cash which was previously pledged to secure reclamation bonds and other liabilities associated with the permits sold. The $1.9 million will be repaid directly to Ranger Energy by the surety company that issued the Company’s reclamation bonds. Additionally, the Company entered into a lease agreement with Ranger Energy to lease mineral rights on approximately 22,000 acres of the New River Tract, with royalties ranging from 6% to 8% of applicable revenues. The Company will receive an overriding royalty for each ton of coal sold by Ranger Energy through the coal supply agreement it acquired in the asset sale. As a result of the Ranger Transaction, the Company recorded a loss of $1.3 million during the six months ended June 30, 2010.

On May 19, 2010, the Company sold the short line railroad owned by the Company’s wholly-owned subsidiary NC Railroad, Inc. for $3.0 million less accounts payable of $0.1 million. The property and equipment sold had a net book value of $3.2 million and resulted in a loss of approximately $0.3 million, which is included in the consolidated statements of operations for the three and six months ended June 30, 2010.

On June 30, 2010, the Company’s wholly-owned subsidiary, National Coal Corporation sold a Superior Highwall Mining System for $4.1 million. The assets sold had an immaterial net book value resulting in a gain on the sale of $4.1 million which is included in the consolidated statements of operations for the three and six months ended June 30, 2010.

During the six months ended June 30, 2010, the Company’s continuing operations generated total revenues of $26.8 million on the sale of approximately 0.3 million tons of coal. Revenues are derived primarily from the sale of coal to electric utility companies in the Southeastern United States pursuant to long-term contracts or open purchase order arrangements with long-time customers. Georgia Power Company represented approximately 95% of the Company’s continuing operations’ coal revenues for the six months ended June 30, 2010.

National Coal Corp.

Notes to Condensed Consolidated Financial Statements — continued

(Unaudited)

The Company typically sells coal for a specified per ton amount and at a negotiated price pursuant to both short-term contracts and contracts of twelve months or greater. The weighted average selling price per ton is $87.19 and $85.32 on 0.3 million and 0.5 million tons contracted for the remainder of 2010 and fiscal year 2011, respectively. Price adjustment, “price reopener” and other similar provisions in long-term supply agreements may reduce the protection from short-term coal price volatility traditionally provided by such contracts. Any adjustment or renegotiation leading to a significantly lower contract price would result in decreased revenues and lower gross margins, which could have a material adverse effect on the Company’s operating cash flows. Additionally, the Company’s customers may have the ability to delay the timing of their purchases, which could negatively impact operating cash flows. Finally, coal supply agreements also typically contain force majeure provisions allowing temporary suspension of performance by the Company or its customers during the duration of specified events beyond the control of the affected party. A customer declared a force majeure during the first quarter of 2010 resulting in the suspension of shipments. (See Note 2).

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

During the remainder of 2010, management expects to incur approximately $1.0 million in new capital expenditures for the construction of a new underground mine near its current active operations and $0.9 million to maintain existing assets. The proceeds received from the sale of assets during June 2010 will be the primary source of funding for the new capital expenditures. In prior years, the Company has experienced the unanticipated loss of the use of key equipment, which resulted in lost production and lost revenues. The Company may experience similar mechanical failures in the future, which could have a material adverse effect on its operating cash flows.

2. Going Concern

At June 30, 2010, the Company had cash and cash equivalents of approximately $5.3 million, negative working capital of approximately $41.0 million and a stockholders’ deficit of $17.0 million. The Company has a history of substantial net losses. During the six months ended June 30, 2010 and 2009, the Company generated net losses from continuing operations of $5.5 million and $8.9 million, respectively. Net cash flow (used in) provided by operating activities from continuing operations was approximately $(4.3) million and $3.2 million during the six months ended June 30, 2010 and 2009, respectively.

The Company expects to use $0.5 million to $0.6 million of cash from operations per month during the remainder of 2010. The Company must raise additional equity and/or refinance its senior secured debt before the December 15, 2010 maturity date as discussed below.

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

On April 20, 2010, the Company completed the Ranger Transaction. (See Note 1). Prior to the closing of the Ranger Transaction, Ranger Investments, LLC, a Ranger affiliate, purchased from Centaurus Energy Master Fund, LP $30.3 million of the Company’s 10.5% Notes due 2010 and the Company’s $5.0 million short-term revolving line of credit, of which $4.5 million had been drawn. The Company was in default under the $5.0 million short-term revolving line of credit on the date the Company published its annual financial statements, which was reported on with a “going concern” qualification from the Company’s independent registered public accounting firm. The Company used a portion of the proceeds from the Ranger Transaction on April 20, 2010 to pay the $4.5 million outstanding balance on the revolving line of credit and the line of credit was terminated. As a result of the transaction, the Company recorded a loss on extinguishment of debt of $0.2 million during the second quarter of 2010.

The Company’s liquidity needs during 2010 discussed above and the December 2010 maturity of $42.0 million of long-term debt raise substantial doubt about the Company’s ability to continue as a going concern and, therefore, its ability to realize its assets and discharge its liabilities in the normal course of business.

The Company continues to pursue a number of activities to address its immediate and long term liquidity needs. The 2009 default by NCA of its 12.0% senior secured notes due 2012 (the “12% Notes due 2012”) may make it difficult to obtain future financings on acceptable terms, if at all (see Note 4).

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

Additionally, the Company received a deficiency notice from The NASDAQ Stock Market on January 5, 2010, stating that the Company had not met the $1.00 minimum closing bid price requirement for thirty consecutive trading days as required under NASDAQ listing rules. The Company failed to regain compliance with the minimum bid price requirement, and on July 8, 2010 the Company received a notice from The NASDAQ Stock Market indicating that the Company’s common stock would be delisted. On July 13, 2010, the Company requested a hearing with the NASDAQ Listing Qualifications Panel (“Panel”) to review the delisting determination. The Company’s request for a hearing will stay the delisting pending a decision by the Panel. The oral hearing took place August 5, 2010 in which the Company presented to the Panel its definitive plan to achieve and sustain long-term compliance with the listing requirements of the NASDAQ Global Market. If the Panel agrees, it has discretion to grant the Company a conditional listing (exemption) for an additional period of time not to exceed 180 days from the date of the delisting notification. The Company expects a written final response from the Panel within 30 days from August 5, 2010.

National Coal Corp.

Notes to Condensed Consolidated Financial Statements — continued

(Unaudited)

On June 16, 2010, the Company was notified by The NASDAQ Stock Market that it was not in compliance with an additional Nasdaq listing requirement because the market value of the Company’s publicly held shares of common stock was less than $15 million for 30 consecutive business days. The Company has 180 calendar days, or until December 13, 2010, to regain compliance with this listing rule. To regain compliance with the minimum value of publicly held shares rule, the market value of the Company’s publicly held shares, based on the closing bid price of its common stock, must equal at least $15 million for a minimum of ten consecutive business days. If the Company does not regain compliance by December 13, 2010, the Nasdaq staff will notify the Company that its common stock will be delisted. In that event and at that time, the Company may appeal Nasdaq’s delisting determination to a Nasdaq Hearings Panel.

3. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of National Coal Corp. and those of its two wholly-owned operating subsidiaries, National Coal Corporation and NCC Corp. and their respective wholly-owned subsidiaries, NC Railroad, Inc., Jacksboro Coal Company, Inc. and, until August 3, 2009, NCA. NCA is presented as discontinued operations as discussed in Note 4. The statements of operations include NCA through August 3, 2009, the date of foreclosure. All intercompany transactions have been eliminated in consolidation.

The unaudited consolidated financial statements do not include footnotes and certain financial information normally presented annually under accounting principles generally accepted in the United States of America (U.S. GAAP) and should, therefore, be read in conjunction with the Annual Report on Form 10-K of National Coal Corp. for the year ended December 31, 2009. The accompanying unaudited consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) that, in the opinion of management, are considered necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year-end. The results of operations for the three and six months ended June 30, 2010 and 2009 are not necessarily indicative of results that can be expected for the fiscal year.

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

National Coal Corp.

Notes to Condensed Consolidated Financial Statements — continued

(Unaudited)

Accounts Receivable

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. Customers are primarily utility companies. Balances are stated net of an allowance for doubtful accounts. The allowance was $0 at June 30, 2010 and December 31, 2009. Bad debts expense, net of recoveries, was $0 during the three and six months ended June 30, 2010 and 2009.

Inventory

Inventory includes all mined coal, purchased coal and tires. Mined coal is classified as inventory at the point it is extracted, and is valued at the lower of average cost or net realizable value. As of June 30, 2010 and December 31, 2009 the Company reduced the carrying value of its inventories by $104,316 and $39,814, respectively, to state mined coal inventories at net realizable value. Mined coal inventory costs include labor, fuel, equipment costs, and operating overhead. Purchased coal inventory is valued at the lower of average cost or net realizable value. Tires are classified as inventory when purchased and recorded at the lower of average cost or market.

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

Leasing is used for certain capital additions when considered cost effective relative to other capital sources, and is classified as either capital or operating as appropriate. Leased equipment meeting the capital lease criteria of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 840, Accounting for Leases is capitalized and the present value of the related lease minimum payments is recorded as a corresponding asset and liability. Amortization of capitalized leased assets is computed using the straight-line method over the shorter of the estimated useful life or the initial lease term.

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

National Coal Corp.

Notes to Condensed Consolidated Financial Statements — continued

(Unaudited)

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

Prepaid Mining Royalties

Certain coal leases require minimum or advance payments which are deferred and charged to cost of sales as coal is extracted and sold. The Company had prepaid royalties of approximately $525,000 and $470,000 at June 30, 2010 and December 31, 2009, respectively, included in other non-current assets in the accompanying balance sheets.

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

Stock-based Compensation

The Company’s 2004 Option Plan (the “Plan”) was authorized by the Board of Directors of the Company in March 2004, and amended in January 2005 and June 2010. Under the terms of the Plan, stock options may be granted to officers, directors, employees, and others. At June 30, 2010, 1,500,000 shares of common stock were authorized for issuance under the Plan. Shares subject to awards that expire unexercised or are otherwise terminated, again become available for awards. Upon exercise, stock is issued from unissued or treasury shares. The grant price of an option under the Plan generally may not be less than the fair market value of the common stock subject to such option on the date of grant. Options have a maximum life of ten years and generally vest 25% per year over a four year period. Currently, all stock options issued under the plan are non-statutory.

National Coal Corp.

Notes to Condensed Consolidated Financial Statements — continued

(Unaudited)

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

Revenue is also earned from contract mining services and from royalties based on coal mined by lessees.

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

4. Divestitures

New River Tract Divestiture

On April 20, 2010, the Company completed the Ranger Transaction. (See Note 1). The purchase price for the Ranger Transaction was $11.8 million, plus royalty lease payments of 6% to 8% of applicable revenues generated by Ranger Energy for the leased mineral reserves and an overriding royalty for each ton of coal sold by Ranger Energy through the coal supply agreement it acquired in the asset sale. Of the purchase price, $6.6 million was paid by Ranger Energy assuming $6.6 million of accounts payable the Company owed to an affiliate of Ranger Energy. The Company was also required to pay from the sale proceeds at closing the $4.5 million short-term revolving credit facility and the revolving credit

National Coal Corp.

Notes to Condensed Consolidated Financial Statements — continued

(Unaudited)

agreement was terminated. The Company also received $1.9 million in cash that was previously pledged to secure reclamation bonds and other liabilities associated with the permits sold. The $1.9 million will be repaid directly to Ranger Energy by the surety company that issued the Company’s reclamation bonds. Net cash proceeds available to the Company as a result of the asset sale and related transactions were $1.4 million.

As a result of the Ranger Transaction on April 20, 2010, the Company recorded a loss of $1.3 million during the six months ended June 30, 2010.

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

National Coal Corp.

Notes to Condensed Consolidated Financial Statements — continued

(Unaudited)

Revenues and net losses attributable to discontinued operations for the three and six months ended June 30, 2009 are as follows:

	For the Three Months Ended June 30, 2009	For the Six Months Ended June 30, 2009
Revenues:
Coal sales	$12,617,928	$27,596,938
Other revenues	74,747	146,810

Total revenues of discontinued operations	12,692,675	27,743,748

Operating expenses:
Cost of coal sales (exclusive of depreciation, depletion, amortization and accretion)	11,517,516	24,009,875
Depreciation, depletion, amortization and accretion	1,659,711	3,824,554
General and administrative	193,139	577,532

Total operating expenses of discontinued operations	13,370,366	28,411,961

Loss from operations from discontinued operations	(677,691)	(668,213)

Other income (expense):
Interest expense	(2,796,876)	(5,516,716)
Interest income	7,083	25,816
Income from joint venture	69,921	150,598
Other	(9,096)	(51,381)

Other income (expense), net from discontinued operations	(2,728,968)	(5,391,683)

Loss from discontinued operations before income taxes	(3,406,659)	(6,059,896)
Income tax benefit	267,662	701,998

Loss from discontinued operations, net of taxes	$(3,138,997)	$(5,357,898)

5. Inventory

Inventory attributable to continuing operations consist of the following:

	June 30, 2010	December 31, 2009
Coal inventory	$2,089,206	$1,357,632
Tire inventory	59,963	46,340

Total Inventory	$2,149,169	$1,403,972

National Coal Corp.

Notes to Condensed Consolidated Financial Statements — continued

(Unaudited)

6. Property, Plant, Equipment and Mine Development, Net

Property, plant, equipment and mine development from continuing operations consist of the following:

	June 30, 2010	December 31, 2009
Mining equipment and vehicles	$37,291,518	$57,138,852
Land and buildings	3,789,817	5,297,155
Furniture and office equipment	307,290	323,656
Mineral rights	11,125,319	11,125,319
Mine development	3,845,035	8,116,033
Construction in progress	283,107	628,623

	56,642,086	82,629,638

Less accumulated depreciation, depletion and amortization	(33,125,056)	(42,331,188)

Total property, plant, equipment and mine development, net	$23,517,030	$40,298,450

On April 20, 2010, the Company sold certain property, plant, equipment and mine development from the Company’s New River tract operations (see Note 4).

On May 19, 2010, the Company sold the short line railroad owned by the Company’s wholly-owned subsidiary NC Railroad, Inc for $3.0 million less accounts payable of $0.1 million. The property and equipment sold had a net book value of $3.2 million and resulted in a loss of approximately $0.3 million, which is included in the consolidated statements of operations for the three and six months ended June 30, 2010.

On June 30, 2010, the Company’s wholly-owned subsidiary, National Coal Corporation sold a Superior Highwall Mining System for $4.1 million. The assets sold had an immaterial net book value resulting in a gain on the sale of $4.1 million which is included in the consolidated statements of operations for the three and six months ended June 30, 2010.

7. Other Non-Current Assets

Other non-current assets from continuing operations are as follows:

	June 30, 2010	December 31, 2009
Prepaid mining royalties	$524,626	$469,506
Long-term portion of prepaid assets	53,702	130,718
Franchise tax receivable	305,873	305,873

Total other non-current assets	$884,201	$906,097

National Coal Corp.

Notes to Condensed Consolidated Financial Statements — continued

(Unaudited)

8. Accrued Expenses

Accrued expenses from continuing operations consist of the following:

	June 30, 2010	December 31, 2009
Accrued interest	$171,500	$196,000
Accrued payroll and related taxes	306,070	204,140
Accrued federal, state and local taxes	239,694	318,431
Accrued other	1,000,948	346,784

Total accrued expenses	$1,718,212	$1,065,355

9. Debt and Financing Arrangements

Long-term debt obligations of the Company, excluding capital leases, from continuing operations consist of the following:

	June 30, 2010	December 31, 2009
10.5% Senior Secured Notes due 2010	$42,000,000	$42,000,000
Equipment loans and installment purchase obligations	666,108	1,284,210
Insurance premium financing	—	65,000

	42,666,108	43,349,210

Unamortized discounts	(332,068)	(705,986)

Less current portion of long term debt	(42,304,868)	(42,372,933)

Total long-term debt	$29,172	$270,291

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

National Coal Corp.

Notes to Condensed Consolidated Financial Statements — continued

(Unaudited)

In April 2010, Ranger Investments LLC, a Ranger affiliate, purchased from Centarus Energy Master Fund, LP $30.3 million of the Company’s $42.0 million 10.5% Notes due 2010 and also purchased the Company’s $5.0 million short-term revolving credit facility. The Company used a portion of the proceeds from the Ranger Transaction to repay the $4.5 million outstanding balance on the short term revolving credit facility and the revolving credit agreement was terminated.

10. Asset Retirement Obligations

Asset retirement obligation activity for continuing operations for the six months ended June 30, 2010 follows:

Obligation at December 31, 2009	$3,888,740
Accretion expense	221,563
Obligation included in asset sale	(476,059)
Obligations settled	(48,941)

Obligation at June 30, 2010	3,585,303
Current portion	(98,528)

Long-term liability at June 30, 2010	$3,486,775

11. Stockholders’ Equity

On June 21, 2010, the Company’s shareholders approved amendments to the Company’s Articles of Incorporation giving the Company’s Board of Directors approval to execute a reverse split of the Company’s common shares at a ratio within a range of 1-for-1.5 to 1-for-4, and increase from 80,000,000 to 120,000,000 the number of authorized common shares. The Company’s Board of Directors approved a reverse 1-for-4 stock split effective June 22, 2010. Share and per share amounts shown in the condensed consolidated financial statements and related notes reflect the split as though it occurred on January 1, 2009.

12. Stock–Based Compensation Plan

On January 8, 2010, the Company’s Board of Directors authorized the amendment of certain stock option agreements previously issued to the Company’s employees, officers and members of the Board of Directors pursuant to the Company’s Amended and Restated 2004 National Coal Corp. Option Plan. All of the Company’s outstanding options, as well as the Company’s form of Stock Option Agreement for future grants, were amended to provide for acceleration of vesting upon a change in control of the Company. Additionally, all options granted prior to January 1, 2009 were amended to reduce the exercise price to $4.56.

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

National Coal Corp.

Notes to Condensed Consolidated Financial Statements — continued

(Unaudited)

The Company recorded $171,892 and $316,957 in stock-based compensation expense including $61,211 and $122,780 in restricted stock expense during the three months ended June 30, 2010 and 2009, respectively. During the six months ended June 30, 2010, the Company recognized $729,700 in stock-based compensation expense from continuing operations, including $335,708 in stock-based compensation expense as a result of the 2010 option repricing and $126,867 in restricted stock expense. The Company recorded $705,300 in stock-based compensation expense including $235,911 in restricted stock expense during the six months ended June 30, 2009.

The fair value of each option was estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Expected term (years)	6.00	6.00	6.00	6.00
Risk-free interest rates	2.49%	3.08%	3.18%	2.58%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Expected volatility	96.13%	93.47%	95.78%	89.65%

The risk-free interest rate is based on the U.S. Treasury rate for the expected life at the time of grant, volatility is based on the average long-term implied volatilities of peer companies until December 31, 2007, as the Company’s trading history was limited. Effective January 1, 2008, the Company began using its own historical volatility. The expected term is determined using the simplified method as accepted under Securities and Exchange Commission Staff Accounting Bulletin No. 107 assuming a ten-year original contract term and graded vesting over four years. The weighted-average grant-date fair value of options issued during the three months ended June 30, 2010 and 2009 was $0.51 and $5.50, respectively. There were no options exercised during the three or six months ended June 30, 2010 or 2009.

National Coal Corp.

Notes to Condensed Consolidated Financial Statements — continued

(Unaudited)

Stock option activity for the six months ended June 30, 2010 follows:

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2009	513,731	$19.88	7.40	$750
Granted	118,688	4.09
Exercised	—	—
Forfeited	(44,130)	11.14
Expirations	(40,188)	19.39

Outstanding at March 31, 2010	548,101	4.97	7.90	—

Granted	22,500	0.66
Exercised	—
Forfeited	(23,344)	14.51
Expirations	(7,000)	4.16

Outstanding at June 30, 2010	540,257	$4.39	7.73	$—

Vested or expected to vest at June 30, 2010	476,671	$7.89
Exercisable	239,417	$5.05

As of June 30, 2010, there was $325,163 of total unrecognized compensation cost related to non-vested stock options granted under the Plan. That cost is expected to be recognized over a weighted average period of 3.72 years. The weighted average remaining contractual term of exercisable options at June 30, 2010 was 2.32 years. The total fair value of shares vested during the six months ended June 30, 2010 and 2009, was $346,624, and $969,004, respectively.

13. Earnings (Loss) Per Share

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

At June 30, 2010 and 2009, 1,226,872 and 1,266,556, respectively, potentially dilutive shares of the Company from warrants, stock options and restricted stock were not included in the computation of diluted loss per share because to do so would be anti-dilutive.

National Coal Corp.

Notes to Condensed Consolidated Financial Statements — continued

(Unaudited)

The computations for basic and diluted earnings or loss per share from continuing operations are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Numerator:
Net income (loss) from continuing operations	$248,967	$(3,206,572)	$(5,514,902)	$(8,878,088)

Denominator:

Weighted average shares - basic and diluted	8,534,054	8,499,384	8,526,747	8,497,804

Net earnings (loss) per share from continuing operations - basic and diluted	$0.03	$(0.38)	$(0.65)	$(1.04)

For all periods presented, earnings (loss) per share from continuing operations has been retroactively adjusted as a result of the Company’s 1-for-4 reverse stock split effective June 22, 2010.

14. Fair Value of Financial Instruments

The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments at June 30, 2010 and December 31, 2009:

Cash and accounts receivable: The carrying amount approximates fair value because of the short maturity of these instruments.

Debt: The fair value of the Company’s debt is estimated based on the quoted market prices for similar issues or on the estimated current rate of incremental borrowing available to the Company for similar liabilities.

The estimated fair values of the Company’s financial instruments are as follows:

	June 30, 2010		December 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Assets:
Cash and cash equivalents	$5,258,463	$5,258,463	$1,185,725	$1,185,725
Accounts receivable	841,943	841,943	366,680	366,680
Restricted cash	4,158,904	4,158,904	6,211,637	6,211,637

Financial Liabilities:
Debt	42,334,040	28,054,040	45,643,224	38,083,224

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

At June 30, 2010, our continuing operations owned the coal mineral rights to approximately 65,000 acres of land and leased the rights to approximately 14,000 additional acres. As of June 30, 2010, our mining complexes included one active underground mine, one active surface mine, one preparation plant and one unit train loading facility served by the Norfolk Southern railroad. In addition, we began construction in July 2010 on a new underground mine near our current active operations. As of June 30, 2010, we controlled approximately 38.9 million estimated recoverable tons of coal reserves as defined by the SEC Industry Guide 7 as that part of a mineral deposit which could be economically and legally extracted at the time of the reserve determination.

At June 30, 2010, we had cash and cash equivalents of approximately $5.3 million and negative working capital of approximately $41.0 million. Included in working capital is $41.7 million of secured indebtedness, net of discounts, that matures on December 15, 2010. Cash flows (used in) provided by continuing operations were approximately $(4.3) million and $3.2 million for the six months ended June 30, 2010 and 2009, respectively.

During the remainder of 2010, we expect to incur approximately $1.0 million in new capital expenditures for the construction of a new underground mine near our current active operations and $0.9 million to maintain existing assets. The proceeds received from the sale of assets during June 2010 will be the primary source of funding for the new capital expenditures. In prior years, we have experienced the unanticipated loss of the use of key equipment, which resulted in lost production and lost revenues. We may experience similar mechanical failures in the future, which could have a material adverse effect on our operating cash flows.

During the six months ended June 30, 2010, our continuing operations generated total revenues of $26.8 million and sold approximately 0.3 million tons of coal. Revenues are derived primarily from the sale of coal to electric utility companies in the Southeastern United States pursuant to long-term contracts or open purchase order arrangements with long-time customers. Georgia Power Company represented approximately 95% of our continuing operations’ coal revenues for the six months ended June 30, 2010.

We typically sell our coal for a specified per ton amount and at a negotiated price pursuant to both short-term contracts and contracts of twelve months or greater. The weighted average selling price per ton for continuing operations is $87.19 and $85.32 on 0.3 million and 0.5 million tons contracted for the remainder of 2010 and fiscal year 2011, respectively. Price adjustment, “price reopener” and other similar provisions in long-term supply agreements may reduce the protection from short-term coal price volatility traditionally provided by such contracts. Any adjustment or renegotiation leading to a significantly lower contract price would result in decreased revenues and lower gross margins, which could have a material adverse effect on our operating cash flows. Additionally, our customers may have the ability to delay the timing of their purchases, which could negatively impact operating cash flows. Finally, coal supply agreements also typically contain force majeure provisions allowing temporary suspension of performance by us or our customers during the duration of specified events beyond the control of the affected party.

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

On April 20, 2010, we completed the sale to Ranger Energy Investments, LLC of our preparation plant and rail loadout facility located in Devonia, Tennessee, an active underground mine, two inactive mines, and related property, plant and equipment used in and located at our New River Tract operations, coal inventories located on the properties, associated permits and a coal supply agreement for an aggregate sales price of $11.8 million (the “Ranger Transaction”). Ranger Energy also assumed reclamation liabilities related to the acquired properties and paid us $1.9 million in cash which was previously pledged to secure reclamation bonds and other liabilities associated with the permits sold. The $1.9 million will be repaid directly to Ranger Energy by the surety company that issued the reclamation bonds. Additionally, we entered into a lease agreement with Ranger Energy to lease mineral rights on approximately 22,000 acres of the New River Tract, with royalties ranging from 6% to 8% of applicable revenues, and Ranger Energy agreed to pay us an overriding royalty for each ton of coal sold by Ranger Energy pursuant to the coal supply agreement it acquired in the asset sale. Of the purchase price, $6.6 million was paid by Ranger Energy assuming $6.6 million of accounts payable we owed to an affiliate of Ranger Energy. Prior to the closing of the asset sale, Ranger Investments, LLC, a Ranger affiliate, purchased from Centarus Energy Master Fund, LP $30.3 million of our $42.0 million in principal amount of 10.5% Notes due 2010 and also purchased our $5.0 million short-term revolving credit facility, of which $4.5 million had been drawn. We were required to pay off the revolving credit facility from the Ranger Transaction sale proceeds and the revolving credit agreement was terminated. We received $1.4 million in net cash proceeds from the asset sale and related transactions.

When economically advantageous and market conditions are favorable, we plan to continue to permit and develop additional properties from our current reserve base while continuing to explore opportunities in nearby areas. Once we resolve our short term liquidity crisis and restore our financial viability, we will continue to pursue our growth strategy.

Results of Operations

The following table presents consolidated statement of operations data for each of the three and six months ended June 30 as a percentage of revenues.

(in percentages)	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Revenues	100.0	100.0	100.0	100.0
Operating expenses:
Cost of sales	88.0	85.4	91.3	89.8
Cost of services	—	3.4	—	4.0
Depreciation, depletion, amortization and accretion	11.8	10.5	11.4	12.1
(Gain) loss on asset disposal	(34.3)	0.2	(9.2)	—
General and administrative	16.3	6.9	14.3	8.0

Total operating expenses	81.8	106.4	107.8	113.9

Loss from continuing operations	18.2	(6.4)	(7.8)	(13.9)
Other income (expense):
Interest expense	(14.4)	(8.1)	(12.2)	(7.3)
Interest income	—	0.3	—	0.4
Other	(1.4)	—	(0.6)	—

Income (loss) from continuing operations before income taxes	2.3	(14.2)	(20.6)	(20.8)
Income tax benefit	—	—	—	—

Net income (loss) from continuing operations	2.3	(14.2)	(20.6)	(20.8)

Loss from discontinued operations, net of taxes	—	(13.9)	—	(12.6)

Net income (loss)	2.3	(28.1)	(20.6)	(33.4)

Comparison of Three Months Ended June 30, 2010 and Three Months Ended June 30, 2009

Production

During the three months ended June 30, 2010 and 2009, our Tennessee mines produced 91,661 and 234,912 tons of coal, respectively, as follows:

	Three Months Ended June 30,
	2010		2009
	Tons	%	Tons	%
Production:
Surface mines	41,154	31.2	102,577	32.6
Highwall mines	—	—	24,244	7.7
Underground mines	50,507	38.3	107,371	34.1

Total tons produced	91,661	69.5	234,192	74.4
Purchased coal	40,134	30.5	80,420	25.6

Total tons available	131,795	100.0	314,612	100.0

The 142,531 ton decrease in tons produced in 2010 compared to 2009 was the result of the idling of one of our higher cost underground mines and the closing of an underground mine in order to take advantage of purchased coal prices that were lower than our mining costs at these two mines. The 40,286 decrease in tons of purchased coal in 2010 compared to 2009 was primarily due to the assignment of a coal supply agreement to Ranger Energy on April 20, 2010 as part of the Ranger Transaction.

Revenue

During the three months ended June 30, 2010, we generated substantially all of our coal sales revenue from one electric utility customer.

Tons sold and the associated revenue for the three month periods follows:

	Three Months Ended June 30,		Increase/(decrease)
	2010	2009	$	%
Coal sales	$10,061,479	$21,733,844	$(11,672,365)	(53.7)
Tons sold	117,017	290,508	(173,491)	(59.7)
Average price per ton sold	$85.98	$74.81	$11.59	14.9

Other revenues	$542,888	$844,927	$(302,039)	(35.7)

The 53.7% decrease in revenue from coal sales for the three months ended June 30, 2010 as compared to the same period in 2009 was primarily due to the assignment of a coal supply agreement to Ranger Energy on April 20, 2010 as part of the Ranger Transaction.

The decrease in other revenues of $0.3 million is due to a reduction in revenue from a contract mining services agreement between Xinergy Corp. and National Coal Corporation to mine coal from a highwall mine previously sold to Xinergy Corp. as part of an asset sale on March 31, 2008. The contract mining agreement with Xinergy Corp. was terminated during November 2009. The decrease in other revenue was offset by royalties received from Ranger Energy as part of the Ranger Transaction on April 20, 2010.

Cost of Coal Sales

	Three Months Ended June 30,		Increase/(decrease)
	2010	2009	$	%
Cost of coal sales	$9,335,957	$19,272,054	$(9,936,097)	(51.6)
Tons sold	117,017	290,508	(173,491)	(59.7)
Average cost per ton sold	$79.78	$66.34	$13.44	20.3

Cost of services	$—	$766,286	$(766,286)	(100.0)

Total cost of coal sales decreased 51.6% on a 53.7% decrease in coal sales revenue during the three months ended June 30, 2010 as compared to the same three month period in 2009.

During 2009, we idled one of our higher cost underground mines and closed an underground mine in order to take advantage of purchased coal prices that were lower than our mining costs at these two mines. As a result of the mine closures and the 59.7% decrease in tons sold attributable to the Ranger Transaction in April 2010, our cost per ton sold during 2010 compared to 2009 from our continuing operations increased by $13.44 due primarily to increases in labor of $5.18 per ton sold, purchased coal of $2.01 per ton sold, maintenance and supplies of $2.35 per ton sold, workers compensation of $2.54 per ton sold, and royalties of $1.71 per ton sold.

Cost of services decreased $0.8 million due to the termination of a contract mining services agreement during November 2009 between Xinergy Corp. and National Coal Corporation to mine coal from a highwall mine previously sold to Xinergy Corp. as part of the Straight Creek sale on March 31, 2008.

Depreciation, Depletion, Amortization and Accretion

	Three Months Ended June 30,		Increase/(decrease)
	2010	2009	$	%
Depreciation, depletion, amortization and accretion	$1,253,555	$2,381,669	$(1,128,114)	(47.4)
Tons sold	117,017	290,508	(173,491)	(59.7)
Average cost per ton sold	$10.71	$8.20	$2.51	30.7

The 47.4% decrease in depreciation, depletion, amortization, and accretion expense for the three months ended June 30, 2010 as compared to the same three month period in 2009 was primarily the result of:

(i)	A $0.5 million decrease in depreciation, amortization and accretion expense as a result of the Ranger Transaction on April 20, 2010; and

(ii)	A $0.3 million decrease in depreciation expense attributable to a Superior Highwall Mining System becoming fully depreciated in March 2010;

(iii)	A $0.2 million decrease in expense attributable to an idled highwall mine during 2009; and

(iv)	A $0.2 million decrease in expense as a result of assets becoming fully depreciated in 2009.

(Gain) Loss on Asset Disposal

The (gain) loss on asset disposal increased $3.7 million during the three months ended June 30, 2010 compared to the same period in 2009 primarily as a result of the following:

(i)	On May 19, 2010, we sold the short line railroad owned by our wholly-owned subsidiary NC Railroad, Inc for $3.0 million less $0.1 million in accounts payable. The property and equipment sold had a net book value of $3.2 million and resulted in a loss of approximately $0.3 million.

(ii)	On June 30, 2010, our wholly-owned subsidiary, National Coal Corporation sold a Superior Highwall Mining System for $4.1 million. The assets sold had an immaterial net book value resulting in a gain on the sale of $4.1 million.

General and Administrative Expenses

	Three Months Ended June 30,		Increase/(decrease)
	2010	2009	$	%
General and administrative expense	$1,725,203	$1,568,290	$156,913	10.0
Tons sold	117,017	290,508	(173,491)	(59.7)
Average cost per ton sold	$14.74	$5.40	$9.34	173.0

The 10.0% increase in general and administrative expenses for the three months ended June 30, 2010 as compared to the same period in the previous year is primarily attributable to the increase in professional and consulting fees, primarily related to the Ranger Transaction on April 20, 2010, of $0.4 million offset by a decrease in payroll expense of $0.1 million and stock compensation expense of $0.2 million.

Other (Income) Expense

	Three Months Ended June 30,		Increase/(decrease)
	2010	2009	$	%
Interest expense	$1,530,193	$1,830,869	$(300,676)	(16.4)
Interest income	(2,233)	(74,652)	72,419	(97.0)
Other	153,063	—	153,063	100.0

Total other (income) expense	$1,681,023	$1,756,217	$(75,194)	(4.3)

The 16.4% decrease in interest expense for the three months ended June 30, 2010 as compared to the same period in 2009, is primarily related to the repayment of a capital lease obligation and our short term line of credit with the proceeds from the Ranger Transaction on April 20, 2010.

Interest income decreased by 97% during the three months ended June 30, 2010 compared to the same period in 2009 due to lower average restricted cash balances in 2010 compared to 2009.

Other increased by $0.2 million primarily due to the loss on extinguishment of debt of $0.2 million resulting from the repayment of our revolving line of credit with a portion of the proceeds from the Ranger Transaction.

Loss from Discontinued Operations, Net of Taxes

The loss from discontinued operations of $3.1 million during the three months ended June 30, 2009 represents the operating results of our Alabama operations. Our Alabama operations were disposed of in August 2009.

During the three months ended June 30, 2009 our discontinued operations sold 166,574 tons at an average sales price of $75.75 for total sales revenue of $12.6 million

Comparison of Six Months Ended June 30, 2010 and Six Months Ended June 30, 2009

Production

During the six months ended June 30, 2010 and 2009, our Tennessee mines produced 228,299 and 430,633 tons of coal, respectively, as follows:

	Six Months Ended June 30,
	2010		2009
	Tons	%	Tons	%
Production:
Surface mines	94,944	26.9	183,301	31.5
Highwall mines	—	—	60,611	10.4
Underground mines	133,355	37.7	186,721	32.1

Total tons produced	228,299	64.6	430,633	74.0
Purchased coal	125,022	35.4	150,363	26.0

Total tons available	353,321	100.0	580,996	100.0

The 202,334 ton decrease in tons produced in 2010 compared to 2009 was the result of the idling of one of our higher cost underground mines and the closing of an underground mine in order to take advantage of purchased coal prices that were lower than our mining costs at these two mines. The 25,341 decrease in tons of purchased coal in 2010 compared to 2009 was primarily due to the assignment of a coal supply agreement to Ranger Energy on April 20, 2010 as part of the Ranger Transaction.

Revenue

During the six months ended June 30, 2010, we generated substantially all of our coal sales revenue from one electric utility customer.

Tons sold and the associated revenue for the six month periods follows:

	Six Months Ended June 30,		Increase/(decrease)
	2010	2009	$	%
Coal sales	$26,256,712	$40,841,859	$(14,585,147)	(35.7)
Tons sold	318,701	568,589	(249,888)	(43.9)
Average price per ton sold	$82.39	$71.83	$10.56	14.7

Other revenues	$542,888	$1,763,578	$(1,220,690)	(69.2)

The 35.7% decrease in revenue from coal sales for the six months ended June 30, 2010 as compared to the same period in 2009 was primarily due to reduced sales to our largest customer and the sale of a coal supply agreement to Ranger Energy on April 20, 2010 as part of the Ranger Transaction.

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

The decrease in other revenues of $1.2 million is due to a reduction in revenue from a contract mining services agreement between Xinergy Corp. and National Coal Corporation to mine coal from a highwall mine previously sold to Xinergy Corp. as part of an asset sale on March 31, 2008. The contract mining agreement with Xinergy Corp. was terminated during November 2009. The decrease in other revenue was offset by royalty payments received from Ranger Energy as part of the Ranger Transaction on April 20, 2010.

Cost of Coal Sales

	Six Months Ended June 30,		Increase/(decrease)
	2010	2009	$	%
Cost of coal sales	$24,455,407	$38,266,801	$(13,811,394)	(36.1)
Tons sold	318,701	568,589	(249,888)	(43.9)
Average cost per ton sold	$76.73	$67.30	$9.43	14.0

Cost of services	$—	$1,708,665	$(1,708,665)	(100.0)

Total cost of coal sales decreased 36.1% on a 35.7% decrease in coal sales revenue during the six months ended June 30, 2010 as compared to the same six month period in 2009.

During 2009, we idled one of our higher cost underground mines and closed an underground mine in order to take advantage of purchased coal prices that were lower than our mining costs at these two mines. As a result of the mine closures and the 43.9% decrease in tons sold, attributable to the Ranger Transaction in April 2010, our cost per ton sold during 2010 compared to 2009 from our continuing operations increased by $9.43 due primarily to increases in labor of $1.84 per ton sold, purchased coal of $5.13 per ton sold, maintenance and supplies of $1.23 per ton sold, and workers compensation of $1.80 per ton sold.

Cost of services decreased $1.7 million due to the termination of a contract mining services agreement during November 2009 between Xinergy Corp. and National Coal Corporation to mine coal from a highwall mine previously sold to Xinergy Corp. as part of the Straight Creek sale on March 31, 2008.

Depreciation, Depletion, Amortization and Accretion

	Six Months Ended June 30,		Increase/(decrease)
	2010	2009	$	%
Depreciation, depletion, amortization and accretion	$3,068,203	$5,136,345	$(2,068,142)	(40.3)
Tons sold	318,701	568,589	(249,888)	(43.9)
Average cost per ton sold	$9.63	$9.03	$0.60	6.5

The 40.3% decrease in depreciation, depletion, amortization, and accretion expense for the six months ended June 30, 2010 as compared to the same period in 2009 was primarily the result of:

(i)	A $0.4 million decrease in depreciation, amortization and accretion expense as a result of the Ranger Transaction on April 20, 2010;

(ii)	A $0.3 million decrease in depreciation expense attributable to a Superior Highwall Mining System becoming fully depreciated in March 2010;

(iii)	A $0.4 million decrease in expense attributable to an idled highwall mine during 2009;

(iv)	A $0.6 million decrease in expense as a result of assets becoming fully depreciated in 2009; and

(v)	A $0.3 million decrease in expense attributable to increased capitalization of expense in inventory as a result of the increase in inventory levels in 2010 compared to 2009.

(Gain) loss on asset disposal

The (gain) loss on asset disposal increased $2.5 million during the six months ended June 30, 2010 compared to the same period in 2009 as a result of the following:

(i)	On April 20, 2010, we sold certain property, plant, equipment and mine development from our New River tract operations. The property, plant, equipment and mine development sold resulted in a loss of approximately $1.3 million.

(ii)	On May 19, 2010, we sold the short line railroad owned by our wholly-owned subsidiary NC Railroad, Inc for $3.0 million less $0.1 million in accounts payable. The property and equipment sold had a net book value of $3.2 million and resulted in a loss of approximately $0.3 million.

(iii)	On June 30, 2010, our wholly-owned subsidiary, National Coal Corporation sold a Superior Highwall Mining System for $4.1 million. The assets sold had an immaterial net book value resulting in a gain on the sale of $4.1 million.

General and Administrative Expenses

	Six Months Ended June 30,		Increase/(decrease)
	2010	2009	$	%
General and administrative expense	$3,834,772	$3,426,026	$408,746	11.9
Tons sold	318,701	568,589	(249,888)	(43.9)
Average cost per ton sold	$12.03	$6.03	$6.00	99.7

The 11.9% increase in general and administrative expenses for the six months ended June 30, 2010 as compared to the same period in the previous year is primarily attributable to an increase in professional and consulting fees of $0.7 million primarily related to the Ranger Transaction on April 20, 2010, offset by a decrease in payroll expense of $0.3 million.

Other (Income) Expense

	Six Months Ended June 30,		Increase/(decrease)
	2010	2009	$	%
Interest expense	$3,263,724	$3,127,412	$136,312	4.4
Interest income	(4,756)	(157,106)	152,350	(97.0)
Other	152,901	(9,999)	162,900	(1,629)

Total other (income) expense	$3,411,869	$2,960,307	$451,562	15.3

Interest income decreased by 97.0% during the six months ended June 30, 2010 compared to the same period in 2009 due to lower average restricted cash balances in 2010 compared to 2009.

Other increased by $0.2 million primarily due to the loss on extinguishment of debt of $0.2 million resulting from the repayment of our revolving line of credit with a portion of the proceeds from the Ranger Transaction.

Loss from Discontinued Operations, Net of Taxes

The loss from discontinued operations of $5.4 million during the six months ended June 30, 2009 represents the operating results of our Alabama operations. Our Alabama operations were disposed of in August 2009.

During the six months ended June 30, 2009 our discontinued operations sold 357,504 tons at an average sales price of $77.19 for total sales revenue of $27.6 million

Liquidity and Capital Resources

At June 30, 2010, we had cash and cash equivalents of approximately $5.3 million and negative working capital of approximately $41.0 million. Cash flows (used in) provided by continuing operations were approximately $(4.3) million and $3.2 million for the six months ended June 30, 2010 and 2009, respectively. At June 30, 2010, we had a stockholders’ deficit of $17.0 million and incurred net losses from continuing operations of $5.5 million for the period then ended. Management expects that we will continue to incur net losses for the foreseeable future.

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

Additionally, we received a deficiency notice from The NASDAQ Stock Market on January 5, 2010, stating that we had not met the $1.00 minimum closing bid price requirement for thirty consecutive trading days as required under NASDAQ listing rules. We failed to regain compliance with the minimum bid price requirement, and on July 8, 2010 we received a notice from The NASDAQ Stock Market indicating that our common stock would be delisted. On July 13, 2010, we requested a hearing with the NASDAQ Listing Qualifications Panel (“Panel”) to review the delisting determination. Our request for a hearing will stay the delisting pending a decision by the Panel. The oral hearing took place August 5, 2010 in which we presented to the Panel our definitive plan to achieve and sustain long-term compliance with the listing requirements of the NASDAQ Global Market. If the Panel agrees, it has discretion to grant us a conditional listing (exemption) for an additional period of time not to exceed 180 days from the date of the delisting notification. We expect a written final response from the Panel within 30 days from August 5, 2010.

On June 16, 2010, we were notified by The NASDAQ Stock Market that we were not in compliance with an additional NASDAQ listing requirement because the market value of our publicly held shares of common stock was less than $15 million for 30 consecutive business days. We have 180 calendar days, or until December 13, 2010, to regain compliance with this listing rule. To regain compliance with the minimum value of publicly held shares rule, the market value of our publicly held shares, based on the closing bid price of our common stock, must equal at least $15 million for a minimum of ten consecutive business days. If we do not regain compliance by December 13, 2010, the NASDAQ staff will notify us that our common stock will be delisted. In that event and at that time, we may appeal Nasdaq’s delisting determination to a NASDAQ Hearings Panel.

On April 20, 2010, we completed the Ranger Transaction. Prior to the closing of the Ranger Transaction, Ranger Investments, LLC, a Ranger affiliate, purchased from Centaurus Energy Master Fund, LP $30.3 million of our 10.5% Notes due 2010 and our $5.0 million short-term revolving line of credit, of which $4.5 million had been drawn. We were in default under the $5.0 million short-term revolving line of credit on the date we published our annual financial statements, which was reported on with a “going concern” qualification from our independent certified public accountants. We used a portion of the proceeds from the Ranger Transaction on April 20, 2010 to pay the $4.5 million outstanding balance on the revolving line of credit and the line of credit was terminated.

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

During 2008, we successfully renegotiated several of our existing coal supply agreements resulting in an increased selling price per ton during 2009. The weighted average selling price per ton is $87.19 and $85.32 on 0.3 million and 0.5 million tons contracted for the remainder of 2010 and fiscal year 2011, respectively. We typically sell our coal for a specified per ton amount and at a negotiated price pursuant to both short-term contracts and contracts of twelve months or greater. Price adjustment, “price reopener”

and other similar provisions in long-term supply agreements may reduce the protection from short-term coal price volatility traditionally provided by such contracts. Any adjustment or renegotiation leading to a significantly lower contract price would result in decreased revenues and lower gross margins, which could have a material adverse effect on our operating cash flows. Additionally, our customers may have the ability to delay the timing of their purchases, which could negatively impact operating cash flows. Finally, coal supply agreements also typically contain force majeure provisions allowing temporary suspension of performance by us or our customers during the duration of specified events beyond the control of the affected party.

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

During the remainder of 2010, management expects to incur approximately $1.0 million in new capital expenditures for the construction of a new underground mine near our current active operations and $0.9 million to maintain existing assets. The proceeds received from the sale of assets during June 2010 will be the primary source of funding for the new capital expenditures. In prior years, we experienced the unanticipated loss of the use of key equipment, which resulted in lost production and lost revenues. We may experience similar mechanical failures in the future, which could have a material adverse effect on our operating cash flows.

The following table summarizes our long-term debt obligations, excluding capital leases from continuing operations:

	June 30, 2010	December 31, 2009
10.5% Senior Secured Notes, due 2010	$42,000,000	$42,000,000
Equipment loans and installment purchase obligations	666,108	1,284,210
Insurance premium financing	—	65,000

	42,666,108	43,349,210

Unamortized discounts	(332,068)	(705,986)
Less current portion of long term debt	(42,304,868)	(42,372,933)

Total long-term debt	$29,172	$270,291

Cash Flows

We currently satisfy our working capital requirements primarily through cash flows generated from operations and sales of debt and equity securities. For the six months ended June 30, 2010, we had a net increase in cash of approximately $4.1 million. Cash flows from operating, financing and investing activities for the six months ended June 30, 2010 and 2009 are summarized in the following table:

	June 30, 2010	June 30, 2009
Activity:
Operating activities	$(4,278,263)	$3,233,667
Investing activities	13,456,836	(6,558,017)
Financing activities	(5,105,835)	44,859

Net increase (decrease) in cash and cash equivalents	$4,072,738	$(3,279,491)

Operating Activities

The net cash used in operating activities of $4.3 million during the six months ended June 30, 2010 compared with prior year cash provided by operations of $3.2 million, a $7.5 million reduction from 2009, was primarily attributable to the prior period including the operating results for National Coal of Alabama, Inc. A portion of the change in cash flows from continuing operating activities was the result of a decrease in accounts payable and accrued expenses of $4.6 million primarily due to the repayment of accounts payable as a result of the Ranger Transaction, offset by an increase in inventory of $1.7 million as compared to the same period in 2009.

Investing Activities

The change in net cash used in investing activities from $6.6 million for the six months ended June 30, 2009 to net cash provided by investing activities of $13.5 million for the six months ended June 30, 2010 was primarily due to the prior period including $1.8 million of cash used in investing activities from National Coal of Alabama, Inc., a decrease in capital expenditures in our continuing operations of $3.6 million during 2010, and proceeds of $14.0 million from the sale of assets during the second quarter of 2010.

Financing Activities

The change in net cash used in financing activities of $5.1 million during the six months ended June 30, 2010 compared to the net cash provided by financing activities of $0.1 million for the six months ended June 30, 2010 was primarily due to the $1.5 million in proceeds received from borrowings on our revolving credit facility entered into on April 9, 2009 offset by deferred financing costs and the repayment of the revolving credit facility outstanding balance of $4.5 million with a portion of the proceeds from the Ranger Transaction on April 20, 2010.

Off-Balance Sheet Arrangements

At June 30, 2010, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, variable interest or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Critical Accounting Policies, Judgments and Estimates

Accounting measurements at interim dates inherently involve greater reliance on estimates than those made at year-end. The results for the three and six months ended June 30, 2010 are not necessarily indicative of results to be expected for the full year. Please refer to the section entitled “Critical Accounting Policies, Judgments and Estimates” included in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation of our Annual Report on Form 10-K for the year ended December 31, 2009 for a discussion of our critical accounting policies, judgments and estimates. There have been no material changes to the previously reported information concerning our Critical Accounting Policies, Judgments and Estimates.

Recent Accounting Pronouncements

During the six months ended June 30, 2010, there were no accounting pronouncements that became effective that impacted our financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Intentionally omitted.

Item 4T.	Controls and Procedures

Controls and Procedures

Members of our management, including our President and Chief Executive Officer, Daniel A. Roling, and Acting Chief Financial Officer, Les H. Wagner, have evaluated the effectiveness of our disclosure controls and procedures, as defined by paragraph (e) of Exchange Act Rules 13a-15 or 15d-15, as of June 30, 2010, the end of the period covered by this report. Based upon that evaluation, Messrs. Roling and Wagner concluded that our disclosure controls and procedures were effective as of June 30, 2010.

Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting or in other factors identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The following risk factor updates, and should be considered in addition to, the risk factors previously disclosed by us in Part 1, Item 1A of our Annual Report for the fiscal year ended December 31, 2009.

The liquidity of our common stock will be adversely affected if our common stock is delisted from The Nasdaq Global Market.

Our common stock is presently traded on The Nasdaq Global Market. To maintain inclusion on The Nasdaq Global Market, we must continue to meet certain listing requirements.

We received a deficiency notice from The NASDAQ Stock Market on January 5, 2010, stating that we had not met the $1.00 minimum closing bid price requirement for thirty consecutive trading days as required under NASDAQ listing rules. We failed to regain compliance with the minimum bid price requirement, and on July 8, 2010 we received a notice from The NASDAQ Stock Market indicating that our common stock would be delisted. On July 13, 2010, we requested a hearing with the NASDAQ Listing Qualifications Panel (“Panel”) to review the delisting determination. Our request for a hearing will stay the delisting pending a decision by the Panel. The oral hearing took place August 5, 2010 in which we presented to the Panel our definitive plan to achieve and sustain long-term compliance with the listing requirements of the NASDAQ Global Market. If the Panel agrees, it has discretion to grant us a conditional listing (exemption) for an additional period of time not to exceed 180 days from the date of the delisting notification. We expect a written final response from the Panel within 30 days from August 5, 2010.

On June 16, 2010, we were notified by The NASDAQ Stock Market that we were not in compliance with an additional NASDAQ listing requirement because the market value of our publicly held shares of common stock was less than $15 million for 30 consecutive business days. We have 180 calendar days, or until December 13, 2010, to regain compliance with this listing rule. To regain compliance with the minimum value of publicly held shares rule, the market value of our publicly held shares, based on the closing bid price of our common stock, must equal at least $15 million for a minimum of ten consecutive business days. If we do not regain compliance by December 13, 2010, the NASDAQ staff will notify us that our common stock will be delisted. In that event and at that time, we may appeal Nasdaq’s delisting determination to a NASDAQ Hearings Panel.

We intend to pursue all available options to ensure our continued listing on The NASDAQ Stock Market. The market price of our common stock has generally been highly volatile and we cannot guarantee that we will be able to regain compliance with the minimum closing bid price or minimum value of publicly held shares requirements within any compliance periods. If we are delisted from The NASDAQ Stock Market, the market value of our common stock could fall and holders of common stock would likely find it more difficult to dispose of the common stock.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On June 14, 2010, we issued to Stonegate Securities, Inc., a Texas corporation (“Stonegate”), 50,000 shares of our common stock, par value $0.0001 per share (the “Shares”), in consideration of investment banking services provided by Stonegate. In connection with the issuance of the Shares, Stonegate represented to us that it was an “accredited investor” within the meaning of Rule 501 of Regulation D under the Securities Act of 1933, and that Stonegate was receiving the securities for investment and not in connection with a distribution thereof. The issuance and sale of these securities was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 (the “Securities Act”) pursuant to Section 4(2) of the Securities Act and Rule 506 thereunder as a transaction not involving any public offering.

Item 6.	Exhibits

The following exhibits are filed as part of this report:

Exhibit Number	Exhibit Title

10.1	Equipment Purchase Agreement, dated June 30, 2010, between National Coal Corporation and SEACAP Leasing Associates II LLC.

10.2	Amended and Restated 2004 National Coal Corp. Option Plan (Revised June 21, 2010). Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed with the SEC on June 25, 2010.

31.1	Certificate of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934, as amended.

31.2	Certificate of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934, as amended.

32.1	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATIONAL COAL CORP.

Date: August 10, 2010		/S/ LES H. WAGNER
	By:	Les H. Wagner
	Its:	Acting Chief Financial Officer
(Principal Financial and Accounting Officer)