Form 10-Q
period 2010-09-30
NATIONAL COAL CORP
filed 2010-11-15
CIK 1089575

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2010

or

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

As of November 15, 2010 the issuer had 8,545,765 shares of common stock, par value $.0001 per share, issued and outstanding.

National Coal Corp.

PART I: FINANCIAL INFORMATION

Item 1.	Financial Statements

National Coal Corp.

Condensed Consolidated Balance Sheets

(Unaudited)

	September 30, 2010	December 31, 2009
Assets
Current Assets:
Cash and cash equivalents	$3,136,237	$1,185,725
Accounts receivable, net	469,035	366,680
Inventory	2,119,656	1,403,972
Prepaid and other current assets	733,311	1,550,919

Total Current Assets	6,458,239	4,507,296
Property, plant, equipment and mine development, net	23,006,694	40,298,450
Deferred financing costs	107,130	890,048
Restricted cash	3,707,059	6,211,637
Other non-current assets	847,044	906,097

Total Assets	$34,126,166	$52,813,528

Liabilities and Stockholders’ Deficit
Current Liabilities:
Accounts payable	$4,539,504	$11,551,663
Accrued expenses	2,189,591	1,065,355
Borrowings under short-term line of credit	—	3,000,000
Current maturities of long - term debt	42,398,865	42,372,933
Current installments of obligations under capital leases	148,168	1,237,358
Current portion of asset retirement obligations	98,528	98,528

Total Current Liabilities	49,374,656	59,325,837

Long - term debt, less current maturities, net of discount	12,289	270,291
Obligations under capital leases, less current installments	27,380	140,958
Asset retirement obligations, less current portion	3,579,928	3,790,212
Deferred revenue	1,000,000	1,000,000
Other non-current liabilities	799,327	589,139

Total Liabilities	54,793,580	65,116,437

Stockholders’ Deficit:
Preferred stock, $.0001 par value; 10 million shares authorized; no shares issued or outstanding	—	—
Common Stock, $.0001 par value; 120 million shares authorized; 8,545,765 and 8,578,473 shares issued and outstanding at September 30, 2010 and December 31, 2009, respectively	855	858
Additional paid - in capital	117,041,538	116,194,411
Accumulated deficit	(137,709,807)	(128,498,178)
Total Stockholders’ Deficit	(20,667,414)	(12,302,909)
Total Liabilities and Stockholders’ Deficit	$34,126,166	$52,813,528

The Condensed Consolidated Balance Sheet as of December 31, 2009 was derived from Audited Financial Statements

See Accompanying Notes to Condensed Consolidated Financial Statements.

National Coal Corp.

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2010	2009	2010	2009
Revenues:
Coal sales	$8,820,390	$21,483,618	$35,077,102	$62,325,476
Other revenues	845,811	637,181	1,388,699	2,400,759

Total revenues	9,666,201	22,120,799	36,465,801	64,726,235

Operating expenses:
Cost of coal sales (exclusive of depreciation, depletion, amortization and accretion)	8,960,772	20,028,882	33,388,620	58,295,500
Cost of services (exclusive of depreciation, depletion, amortization and accretion)	57,682	608,274	85,241	2,316,948
Depreciation, depletion, amortization and accretion	1,272,021	2,392,606	4,340,224	7,528,951
Gain on asset disposal, net	(77,983)	—	(2,533,732)	—
General and administrative	1,647,041	1,821,731	5,481,813	5,247,932

Total operating expenses	11,859,533	24,851,493	40,762,166	73,389,331

Loss from continuing operations	(2,193,332)	(2,730,694)	(4,296,365)	(8,663,096)

Other income (expense):
Interest expense	(1,498,769)	(1,910,496)	(4,762,493)	(5,037,908)
Interest income	1,376	65,175	6,132	222,281
Other	(6,003)	39,324	(158,904)	63,944

Other income (expense), net	(1,503,396)	(1,805,997)	(4,915,265)	(4,751,683)

Loss from continuing operations before income taxes	(3,696,728)	(4,536,691)	(9,211,630)	(13,414,779)

Income tax benefit	—	—	—	—

Loss from continuing operations	(3,696,728)	(4,536,691)	(9,211,630)	(13,414,779)

Income (loss) from discontinued operations, net of taxes	—	3,872,741	—	(1,485,157)

Net loss	$(3,696,728)	$(663,950)	$(9,211,630)	$(14,899,936)

Loss per common share from continuing operations - basic and diluted	$(0.43)	$(0.53)	$(1.08)	$(1.58)

Earnings (loss) per common share from discontinued operations - basic and diluted	$—	$0.46	$—	$(0.17)

Loss per common share - basic and diluted	$(0.43)	$(0.07)	$(1.08)	$(1.75)

Weighted average common shares outstanding	8,522,417	8,502,360	8,542,714	8,496,936

See Accompanying Notes to Condensed Consolidated Financial Statements.

National Coal Corp.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended September 30,
	2010	2009
Operating Activities
Net loss	$(9,211,630)	$(14,899,936)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Loss from discontinued operations, net of taxes	—	1,485,157
Depreciation, depletion, amortization and accretion	4,340,224	7,528,951
Amortization of deferred financing costs	882,899	688,438
Amortization of debt discount	571,875	500,323
Gain on asset disposals, net	(2,527,729)	(74,789)
Settlement of asset retirement obligations	(537,364)	(41,469)
Loss on extinguishment of debt	153,060	—
Stock option expense	785,123	1,126,961
Stock issuance in exchange for services	62,000	—
Changes in operating assets and liabilities:
Accounts receivable	(102,355)	(753,137)
Inventory	(2,426,231)	(940,665)
Prepaid and other current assets	991,102	678,192
Other non - current assets	133,673	158,155
Accounts payable and accrued expenses	724,684	8,865,730
Deferred revenue	—	(1,241,840)
Other non - current liabilities	210,188	(196,198)

Net cash flows (used in) provided by operating activities from continuing operations	(5,950,481)	2,883,873
Net cash flows provided by operating activities from discontinued operations	—	3,676,903

Net cash flows (used in) provided by operating activities	(5,950,481)	6,560,776

Investing Activities
Capital expenditures	(1,227,979)	(5,445,127)
Proceeds from sale of assets	14,029,512	—
Change in restricted cash	607,328	2,419,886
Additions to prepaid royalties	(74,620)	(64,500)

Net cash provided by (used in) investing activities from continuing operations	13,334,241	(3,089,741)
Net cash used in investing activities from discontinued operations	—	(2,153,052)

Net cash provided by (used in) investing activities	13,334,241	(5,242,793)

Financing Activities
Proceeds under short-term line of credit	1,500,000	5,000,000
Repayment of short term line of credit	(4,500,000)	(1,000,000)
Repayments of long-term debt	(977,439)	(2,347,374)
Repayments of obligations under capital leases	(1,202,768)	(1,555,560)
Payments for deferred financing costs	(253,041)	(439,258)

Net cash flows used in financing activities from continuing operations	(5,433,248)	(342,192)
Net cash flows used in financing activities from discontinued operations	—	(823,851)

Net cash flows used in financing activities	(5,433,248)	(1,166,043)
Net increase in cash and cash equivalents	1,950,512	151,940
Cash and cash equivalents at beginning of period	1,185,725	3,908,469

Cash and cash equivalents at end of period	$3,136,237	$4,060,409

Supplemental Cash Flow Information
Cash paid during the period for interest from continuing operations	$2,550,016	$2,810,643
Cash paid during the period for interest from discontinued operations	—	555,806
Non-cash investing and financing activities from continuing operations:
Financed equipment acquisitions	$—	$34,852
Equipment acquired through capital leases	—	336,000
Non-cash investing and financing activities from discontinued operations:
Financed equipment acquisitions	$—	$42,848
Asset retirement obligations incurred, acquired or recosted	—	324,332
Interest and fees paid in-kind or financed at National Coal of Alabama, Inc.	—	2,100,000
Accounts payable assumed in asset sale transactions	6,612,605	—

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

On September 27, 2010, the Company entered into an agreement and plan of merger with Ranger Energy Investments, LLC (“Ranger Energy”) and Ranger Coal Holdings, LLC, a wholly owned subsidiary of Ranger Energy (“Merger Sub”), pursuant to which the Company will merge with and into Merger Sub and each outstanding share of the Company’s common stock will be converted into the right to receive $1.00 in cash. If the merger is consummated, the Company will cease to exist and Merger Sub will remain a wholly-owned subsidiary of Ranger Energy. A special meeting of shareholders will be held on December 2, 2010, at which time shareholders will vote on whether to approve the merger.

At September 30, 2010, the Company owned the coal mineral rights to approximately 65,000 acres of land and leased the rights to approximately 14,000 additional acres. The Company’s mining complexes included one active underground mine, one active surface mine, and one preparation plant and unit train loading facility served by the Norfolk Southern (“NS”) railroad. In addition, the Company began construction in July 2010 on a new underground mine near current active operations. As of September 30, 2010, the Company controlled approximately 38.8 million estimated recoverable tons of coal reserves in Tennessee as defined by the SEC Industry Guide 7 as that part of a mineral deposit which could be economically and legally extracted at the time of the reserve determination.

On April 20, 2010, the Company completed an asset sale to Ranger Energy, which included a preparation plant and rail loadout facility located in Devonia, Tennessee, an active underground mine, two inactive mines, related property, plant and equipment used in and located on the Company’s New River Tract operations, coal inventories located on the properties, associated permits and a coal supply agreement, for an aggregate sales price of $11.8 million (the “Ranger Transaction”). Ranger Energy also assumed reclamation liabilities related to the acquired permits and paid the Company $1.9 million in cash which was previously pledged to secure reclamation bonds and other liabilities associated with the permits sold. The $1.9 million of pledged cash will be repaid directly to Ranger Energy by the surety company that issued the Company’s reclamation bonds when the regulatory process of transferring the related mining permits to Ranger Energy is completed.

Additionally, the Company entered into a lease agreement with Ranger Energy to lease mineral rights on approximately 22,000 acres of the New River Tract, with royalties ranging from 6% to 8% of applicable revenues. The Company receives an overriding royalty for each ton of coal sold by Ranger Energy through the coal supply agreement it acquired in the asset sale. As a result of the Ranger Transaction, the Company recorded a loss of $1.3 million during the nine months ended September 30, 2010.

On May 19, 2010, the Company sold the short line railroad owned by the Company’s wholly-owned subsidiary NC Railroad, Inc. for $3.0 million less accounts payable of $0.1 million. The property and equipment sold had a net book value of $3.2 million and resulted in a loss of approximately $0.2 million, which is included in the consolidated statements of operations for the nine months ended September 30, 2010.

On June 30, 2010, the Company’s wholly-owned subsidiary, National Coal Corporation sold a Superior Highwall Mining System for $4.1 million. The assets sold had an immaterial net book value resulting in a gain on the sale of $4.1 million which is included in the consolidated statements of operations for the nine months ended September 30, 2010.

National Coal Corp.

Notes to Condensed Consolidated Financial Statements — continued

(Unaudited)

During the nine months ended September 30, 2010, the Company’s continuing operations generated total revenues of $36.5 million on the sale of approximately 0.4 million tons of coal. Revenues are derived primarily from the sale of coal to electric utility companies in the Southeastern United States pursuant to long-term contracts or open purchase order arrangements with long-time customers. Georgia Power Company represented approximately 97% of the Company’s continuing operations’ coal revenues for the nine months ended September 30, 2010.

The Company typically sells coal for a specified per ton amount and at a negotiated price pursuant to both short-term contracts and contracts of twelve months or greater. The weighted average selling price per ton is $87.94 and $85.32 on 0.1 million and 0.5 million tons contracted for the remainder of 2010 and fiscal year 2011, respectively. Price adjustment, “price reopener” and other similar provisions in long-term supply agreements may reduce the protection from short-term coal price volatility traditionally provided by such contracts. Any adjustment or renegotiation leading to a significantly lower contract price would result in decreased revenues and lower gross margins, which could have a material adverse effect on the Company’s operating cash flows. Additionally, the Company’s customers may have the ability to delay the timing of their purchases, which could negatively impact operating cash flows. Finally, coal supply agreements also typically contain force majeure provisions allowing temporary suspension of performance by the Company or its customers during the duration of specified events beyond the control of the affected party. A customer declared a force majeure during the first quarter of 2010 resulting in the suspension of shipments. (See Note 2).

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

During the remainder of 2010, management expects to incur approximately $0.6 million in new capital expenditures for the construction of a new underground mine near its current active operations and $0.2 million to maintain existing assets. The proceeds received from the sale of assets during June 2010 will be the primary source of funding for the new capital expenditures. In prior years, the Company has experienced the unanticipated loss of the use of key equipment, which resulted in lost production and lost revenues. The Company may experience similar mechanical failures in the future, which could have a material adverse effect on its operating cash flows.

2. Going Concern

At September 30, 2010, the Company had cash and cash equivalents of approximately $3.1 million, negative working capital of approximately $42.9 million and a stockholders’ deficit of $20.7 million. The Company has a history of substantial net losses. During the nine months ended September 30, 2010 and 2009, the Company generated net losses from continuing operations of $9.2 million and $13.4 million, respectively. Net cash flow (used in) provided by operating activities from continuing operations was approximately $(6.0) million and $6.6 million during the nine months ended September 30, 2010 and 2009, respectively.

National Coal Corp.

Notes to Condensed Consolidated Financial Statements — continued

(Unaudited)

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

In 2009, the Company concluded that cash generated from operations would not be sufficient to pay interest or principal on its 10.5% Notes due 2010, and the Company began exploring strategic alternatives to improve its liquidity and reduce its debt obligations. The Company engaged the services of a financial advisory firm to evaluate possible strategic and financing transactions. Among these alternatives, the Company has been pursuing a restructuring of its debt, the issuance of common stock in exchange for the purchase and cancellation of its debt, the sale of a portion of the Company’s operating assets, transactions in which the Company would issue preferred or additional common stock for cash, and merger transactions with other coal producers. On September 27, 2010, the Company entered into the agreement and plan of merger with Ranger Energy and Merger Sub, pursuant to which the Company will merge with and into Merger Sub and each outstanding share of the Company’s common stock will be converted into the right to receive $1.00 in cash. The merger must be approved by holders of a majority of the Company’s outstanding shares of common stock at a meeting presently scheduled for December 2, 2010, and the transactions contemplated by the merger agreement are subject to other customary closing conditions. The merger is expected to close prior to December 15, 2010, the maturity date of the Company’s 10.5% Notes due 2010. If the merger does not close prior to such date, the Company will default on its 10.5% Notes due 2010 and most likely need to seek protection from creditors under federal bankruptcy laws.

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

On January 5, 2010, the Company received a deficiency notice from The NASDAQ Stock Market stating that the Company had not met the $1.00 minimum closing bid price requirement for thirty consecutive trading days as required under NASDAQ listing rules. The Company failed to regain compliance with the minimum bid price requirement, and on July 8, 2010 the Company received a notice from The NASDAQ Stock Market indicating that the Company’s common stock would be delisted. On July 13, 2010, the Company requested a hearing with the NASDAQ Listing Qualifications Panel (“Panel”) to review the delisting determination, which oral hearing took place August 5, 2010. On September 29, 2010, the Panel agreed to grant the Company a conditional listing (exemption) for an additional period of time not to exceed 180 days from the date of the delisting notification, or until January 4, 2011, to allow the Company time to complete the merger with Ranger Energy.

On June 16, 2010, the Company was notified by The NASDAQ Stock Market that it was not in compliance with an additional Nasdaq listing requirement because the market value of the Company’s publicly held shares of common stock was less than $15 million for 30 consecutive business days. The Company has 180 calendar days, or until December 13, 2010, to regain compliance with this listing rule.

National Coal Corp.

Notes to Condensed Consolidated Financial Statements — continued

(Unaudited)

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

The unaudited consolidated financial statements do not include footnotes and certain financial information normally presented annually under accounting principles generally accepted in the United States of America (U.S. GAAP) and should, therefore, be read in conjunction with the Annual Report on Form 10-K of National Coal Corp. for the year ended December 31, 2009. The accompanying unaudited consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) that, in the opinion of management, are considered necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year-end. The results of operations for the three and nine months ended September 30, 2010 and 2009 are not necessarily indicative of results that can be expected for the fiscal year.

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

National Coal Corp.

Notes to Condensed Consolidated Financial Statements — continued

(Unaudited)

Cash and Cash Equivalents

Cash and cash equivalents are stated at cost. Cash equivalents consist of highly liquid investments with maturities of three months or less when acquired.

Accounts Receivable

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. Customers are primarily utility companies. Balances are stated net of an allowance for doubtful accounts. The allowance was $0 at September 30, 2010 and December 31, 2009. Bad debts expense, net of recoveries, was $0 during the three and nine months ended September 30, 2010 and 2009.

Inventory

Inventory includes all mined coal, purchased coal and tires. Mined coal is classified as inventory at the point it is extracted, and is valued at the lower of average cost or net realizable value. As of September 30, 2010 and December 31, 2009 the Company reduced the carrying value of its inventories by $336,703 and $39,814, respectively, to state mined coal inventories at net realizable value. Mined coal inventory costs include labor, fuel, equipment costs, and operating overhead. Purchased coal inventory is valued at the lower of average cost or net realizable value. Tires are classified as inventory when purchased and recorded at the lower of average cost or market.

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

Prepaid Mining Royalties

Certain coal leases require minimum or advance payments which are deferred and charged to cost of sales as coal is extracted and sold. The Company had prepaid royalties of approximately $544,000 and $470,000 at September 30, 2010 and December 31, 2009, respectively, included in other non-current assets in the accompanying balance sheets.

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

Stock-based Compensation

The Company’s 2004 Option Plan (the “Plan”) was authorized by the Board of Directors of the Company in March 2004, and amended in January 2005 and June 2010. Under the terms of the Plan, stock options may be granted to officers, directors, employees, and others. At September 30, 2010, 1,500,000 shares of common stock were authorized for issuance under the Plan. Shares subject to awards that expire unexercised or are otherwise terminated, again become available for awards. Upon exercise, stock is issued from unissued or treasury shares. The grant price of an option under the Plan generally may not be less than the fair market value of the common stock subject to such option on the date of grant. Options have a maximum life of ten years and generally vest 25% per year over a four year period. Currently, all stock options issued under the plan are non-statutory.

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

National Coal Corp.

Notes to Condensed Consolidated Financial Statements — continued

(Unaudited)

4. Divestitures

New River Tract Divestiture

On April 20, 2010, the Company completed the Ranger Transaction. (See Note 1). The purchase price for the Ranger Transaction was $11.8 million, plus royalty lease payments of 6% to 8% of applicable revenues generated by Ranger Energy for the leased mineral reserves and an overriding royalty for each ton of coal sold by Ranger Energy through the coal supply agreement it acquired in the asset sale. Of the purchase price, $6.6 million was paid by Ranger Energy assuming $6.6 million of accounts payable the Company owed to an affiliate of Ranger Energy. The Company was also required to pay from the sale proceeds at closing the $4.5 million short-term revolving credit facility and the revolving credit agreement was terminated. The Company also received $1.9 million in cash that was previously pledged to secure reclamation bonds and other liabilities associated with the permits sold. The $1.9 million of pledged cash will be repaid directly to Ranger Energy by the surety company that issued the Company’s reclamation bonds when the regulatory process of transferring the related mining permits to Ranger Energy is completed. Net cash proceeds available to the Company as a result of the asset sale and related transactions were $1.4 million.

As a result of the Ranger Transaction on April 20, 2010, the Company recorded a loss of $1.3 million during the nine months ended September 30, 2010.

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

National Coal Corp.

Notes to Condensed Consolidated Financial Statements — continued

(Unaudited)

Revenues and net losses attributable to discontinued operations for the three and nine months ended September 30, 2009 are as follows:

	For the Three Months Ended September 30, 2009	For the Nine Months Ended September 30, 2009
Revenues:
Coal sales	$3,711,748	$31,308,684
Other revenues	35,501	182,310

Total revenues of discontinued operations	3,747,249	31,490,994

Operating expenses:
Cost of coal sales (exclusive of depreciation, depletion, amortization and accretion)	3,142,701	26,552,576
Depreciation, depletion, amortization and accretion	714,683	4,539,236
General and administrative	149,661	1,327,193

Total operating expenses of discontinued operations	4,007,045	32,419,005

Loss from operations from discontinued operations	(259,796)	(928,011)

Other income (expense):
Interest expense	(20,800,209)	(26,316,924)
Interest income	521	26,337
Income from joint venture	22,408	173,007
Other	—	(51,381)

Other income (expense), net from discontinued operations	(20,777,280)	(26,168,961)

Loss from discontinued operations before income taxes	(21,037,076)	(27,096,972)
Income tax benefit	1,369,388	2,071,386

Loss from discontinued operations, net of taxes	(19,667,688)	(25,025,586)
Gain on disposal of discontinued operations, net of taxes of $0	23,540,429	23,540,429

Income (loss) from discontinued operations, net of taxes	$3,872,741	$(1,485,157)

5. Inventory

Inventory attributable to continuing operations consists of the following:

	September 30, 2010	December 31, 2009
Coal inventory	$2,049,511	$1,357,632
Tire inventory	70,145	46,340

Total Inventory	$2,119,656	$1,403,972

National Coal Corp.

Notes to Condensed Consolidated Financial Statements — continued

(Unaudited)

6. Property, Plant, Equipment and Mine Development, Net

Property, plant, equipment and mine development from continuing operations consist of the following:

	September 30, 2010	December 31, 2009
Mining equipment and vehicles	$37,402,660	$57,138,852
Land and buildings	3,789,817	5,297,155
Furniture and office equipment	268,220	323,656
Mineral rights	11,125,319	11,125,319
Mine development	4,181,354	8,116,033
Construction in progress	372,180	628,623

	57,139,550	82,629,638

Less accumulated depreciation, depletion and amortization	(34,132,856)	(42,331,188)

Total property, plant, equipment and mine development, net	$23,006,694	$40,298,450

On April 20, 2010, the Company sold certain property, plant, equipment and mine development from the Company’s New River tract operations (see Note 4).

On May 19, 2010, the Company sold the short line railroad owned by the Company’s wholly-owned subsidiary NC Railroad, Inc for $3.0 million less accounts payable of $0.1 million. The property and equipment sold had a net book value of $3.2 million and resulted in a loss of approximately $0.2 million, which is included in the consolidated statements of operations for the nine months ended September 30, 2010.

On June 30, 2010, the Company’s wholly-owned subsidiary, National Coal Corporation sold a Superior Highwall Mining System for $4.1 million. The assets sold had an immaterial net book value resulting in a gain on the sale of $4.1 million which is included in the consolidated statements of operations for the nine months ended September 30, 2010.

7. Other Non-Current Assets

Other non-current assets from continuing operations are as follows:

	September 30, 2010	December 31, 2009
Prepaid mining royalties	$544,126	$469,506
Long-term portion of prepaid assets	7,046	130,718
Franchise tax receivable	295,872	305,873

Total other non-current assets	$847,044	$906,097

National Coal Corp.

Notes to Condensed Consolidated Financial Statements — continued

(Unaudited)

8. Accrued Expenses

Accrued expenses from continuing operations consist of the following:

	September 30, 2010	December 31, 2009
Accrued interest	$1,274,000	$196,000
Accrued payroll and related taxes	214,042	204,140
Accrued federal, state and local taxes	227,933	318,431
Accrued other	473,616	346,784

Total accrued expenses	$2,189,591	$1,065,355

9. Debt and Financing Arrangements

Long-term debt obligations of the Company, excluding capital leases, from continuing operations consist of the following:

	September 30, 2010	December 31, 2009
10.5% Senior Secured Notes due 2010	$42,000,000	$42,000,000
Equipment loans and installment purchase obligations	545,266	1,284,210
Insurance premium financing	—	65,000

	42,545,266	43,349,210

Unamortized discounts	(134,112)	(705,986)

Less current portion of long term debt	(42,398,865)	(42,372,933)

Total long-term debt	$12,289	$270,291

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

10. Asset Retirement Obligations

Asset retirement obligation activity for continuing operations for the nine months ended September 30, 2010 follows:

Obligation at December 31, 2009	$3,888,740
Accretion expense	327,080
Obligation included in asset sale	(476,059)
Obligations settled	(61,305)

Obligation at September 30, 2010	3,678,456
Current portion	(98,528)

Long-term liability at September 30, 2010	$3,579,928

11. Stockholders’ Equity

On June 21, 2010, the Company’s shareholders approved amendments to the Company’s Articles of Incorporation giving the Company’s Board of Directors approval to execute a reverse split of the Company’s common shares at a ratio within a range of 1- for- 1.5 to 1- for- 4, and increase from 80,000,000 to 120,000,000 the number of authorized common shares. The Company’s Board of Directors approved a reverse 1- for- 4 stock split effective June 22, 2010. Share and per share amounts shown in the condensed consolidated financial statements and related notes reflect the split as though it occurred on January 1, 2009.

12. Stock – Based Compensation Plan

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

National Coal Corp.

Notes to Condensed Consolidated Financial Statements — continued

(Unaudited)

The Company recorded $55,423 and $421,661 in stock-based compensation during the three months ended September 30, 2010 and 2009 including a reduction of $122,348 in restricted stock expense as a result of an executive departure during September 2010. During the nine months ended September 30, 2010, the Company recognized $785,123 in stock-based compensation expense from continuing operations, including $335,708 in stock-based compensation expense as a result of the 2010 option repricing and $74,278 in restricted stock expense. The Company recorded $1,126,961 in stock-based compensation expense including $104,583 in restricted stock expense during the nine months ended September 30, 2009.

The fair value of each option was estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Expected term (years)	*	6.00	6.00	6.00
Risk-free interest rates	*	2.69%	3.18%	3.37%
Expected dividend yield	*	0.0%	0.0%	0.0%
Expected volatility	*	94.74%	95.78%	65.57%

*	No grants issued during the three months ended September 30, 2010

The risk-free interest rate is based on the U.S. Treasury rate for the expected life at the time of grant, volatility is based on the average long-term implied volatilities of peer companies until December 31, 2007, as the Company’s trading history was limited. Effective January 1, 2008, the Company began using its own historical volatility. The expected term is determined using the simplified method as accepted under Securities and Exchange Commission Staff Accounting Bulletin No. 107 assuming a ten-year original contract term and graded vesting over four years. The weighted-average grant-date fair value of options issued during the three months ended September 30, 2009 was $3.00. There were no options exercised during the three or nine months ended September 30, 2010 or 2009.

National Coal Corp.

Notes to Condensed Consolidated Financial Statements — continued

(Unaudited)

Stock option activity for the nine months ended September 30, 2010 follows:

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2009	513,731	$19.88	7.40	$750
Granted	118,688	4.09
Exercised	—	—
Forfeited	(44,130)	11.14
Expirations	(40,188)	19.39

Outstanding at March 31, 2010	548,101	4.97	7.90	—

Granted	22,500	0.66
Exercised	—
Forfeited	(23,344)	14.51
Expirations	(7,000)	4.16

Outstanding at June 30, 2010	540,257	4.39	7.73	—

Granted	—
Exercised	—
Forfeited	(36,189)	4.22
Expirations	(3,000)	4.16

Outstanding at September 30, 2010	501,068	$4.40	7.37	$6,975

Vested or expected to vest at September 30, 2010	466,250	$3.61
Exercisable	354,174	$4.73

As of September 30, 2010, there was $182,295 of total unrecognized compensation cost related to non-vested stock options granted under the Plan. That cost is expected to be recognized over a weighted average period of 3.37 years. The weighted average remaining contractual term of exercisable options at September 30, 2010 was 2.73 years. The total fair value of shares vested during the nine months ended September 30, 2010 and 2009, was $801,272, and $1,418,724, respectively. As discussed in Note 1, if approved and upon close, the proposed merger with Ranger Energy will trigger the immediate vesting and recognition of all remaining unrecognized compensation cost.

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

National Coal Corp.

Notes to Condensed Consolidated Financial Statements — continued

(Unaudited)

At September 30, 2010 and 2009, 1,171,185 and 1,332,309, respectively, potentially dilutive shares of the Company from warrants, stock options and restricted stock were not included in the computation of diluted loss per share because to do so would be anti-dilutive.

The computations for basic and diluted earnings or loss per share from continuing operations are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Numerator:
Net income (loss) from continuing operations	$(3,696,728)	$(4,536,691)	$(9,211,630)	$(13,414,779)

Denominator:

Weighted average shares - basic and diluted	8,522,417	8,502,360	8,542,714	8,496,936

Net earnings (loss) per share from continuing operations - basic and diluted	$(0.43)	$(0.53)	$(1.08)	$(1.58)

For all periods presented, earnings (loss) per share from continuing operations has been retroactively adjusted as a result of the Company’s 1- for- 4 reverse stock split effective June 22, 2010.

14. Fair Value of Financial Instruments

The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments at September 30, 2010 and December 31, 2009:

Cash and accounts receivable: The carrying amount approximates fair value because of the short maturity of these instruments.

Debt: The fair value of the Company’s debt is estimated based on the quoted market prices for similar issues or on the estimated current rate of incremental borrowing available to the Company for similar liabilities.

The estimated fair values of the Company’s financial instruments are as follows:

	September 30, 2010		December 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Assets:
Cash and cash equivalents	$3,136,237	$3,136,237	$1,185,725	$1,185,725
Accounts receivable	469,035	469,035	366,680	366,680
Restricted cash	3,707,059	3,707,059	6,211,637	6,211,637

Financial Liabilities:
Debt	42,411,154	28,131,154	45,643,224	38,083,224

National Coal Corp.

Notes to Condensed Consolidated Financial Statements — continued

(Unaudited)

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

On November 2, 2010, a putative class action complaint was filed by Harold Sofie against the Company and each of its directors in the Circuit Court of the Thirteenth Judicial Circuit in and for Hillsborough County, Florida, purportedly on behalf of the public stockholders of the Company. The complaint alleges, among other things, that our directors breached their fiduciary duties to our public stockholders by, among other things, failing to disclose material information in the preliminary proxy statement the Company filed on October 13, 2010 relating to the solicitation of proxies for the special meeting of stockholders to be held for the purpose of considering the approval and adoption of the merger and the merger agreement. Among other things, the complaint seeks class action status, a court order enjoining the completion of the transaction, a court order directing the Company disclose additional information regarding the merger and merger agreement, and the payment of attorneys’ fees and expenses. The Company believes it has meritorious defenses to all of the claims asserted in this action and will continue to vigorously defend its position; however, the Company cannot predict the outcome of this proceeding at this time, and cannot predict whether the outcome will have a material adverse effect on its financial condition.

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

•	increases in the price of certain products and commodities used in our mining operations that could impact our production and transportation costs;

•	the costs of reclamation associated with re-mining previously mined properties;

•	our assumptions regarding economically recoverable coal reserve estimates;

•	our ability to continue to provide cash collateral for reclamation surety bonds;

•	industry competition and various factors that cause fluctuations in the demand for coal and the price of coal;

•	our ability to continue to be able to provide capital necessary to finance our growth strategies amidst tightened credit standards and markets;

•	our ability to continue as a going concern;

•	our ability to refinance our $42.0 million 10.5% Notes due December 2010;

•	our ability to raise funds in debt or equity markets at terms acceptable to us, or if at all;

•	our ability to comply with restrictions imposed by our existing credit facilities;

•	our ability to obtain waivers from lenders if we do not comply with various financial covenants required under existing credit facilities;

•	our ability to complete the proposed merger transaction with Ranger Energy; and,

•	other factors discussed under the headings “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business.”

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

On September 27, 2010, we entered into the agreement and plan of merger with Ranger Energy and Merger Sub, pursuant to which we will merge with and into Merger Sub and each outstanding share of our common stock will be converted into the right to receive $1.00 in cash. The merger must be approved by holders of a majority of our outstanding shares of common stock at a meeting presently scheduled for

December 2, 2010, and the transactions contemplated by the merger agreement are subject to other customary closing conditions. If the merger is consummated, National Coal Corp. will cease to exist and Merger Sub will remain a wholly-owned subsidiary of Ranger Energy. The merger is expected to close prior to December 15, 2010, the maturity date of our 10.5% Notes due 2010. If the merger does not close prior to such date, we will default on the 10.5% Notes due 2010 and most likely need to seek protection from creditors under federal bankruptcy laws.

We have filed a definitive proxy statement and other documents concerning the proposed merger with the Securities and Exchange Commission. Shareholders are urged to read the definitive proxy statement and any other relevant documents filed with the SEC because they contain important information about the proposed transaction.

At September 30, 2010, our continuing operations owned the coal mineral rights to approximately 65,000 acres of land and leased the rights to approximately 14,000 additional acres. As of September 30, 2010, our mining complexes included one active underground mine, one active surface mine, one preparation plant and one unit train loading facility served by the Norfolk Southern railroad. In addition, we began construction in July 2010 on a new underground mine near our current active operations. As of September 30, 2010, we controlled approximately 38.8 million estimated recoverable tons of coal reserves as defined by the SEC Industry Guide 7 as that part of a mineral deposit which could be economically and legally extracted at the time of the reserve determination.

At September 30, 2010, we had cash and cash equivalents of approximately $3.1 million and negative working capital of approximately $42.9 million. Included in working capital is $41.9 million of secured indebtedness, net of discounts, that matures on December 15, 2010. Cash flows (used in) provided by continuing operations were approximately $(6.0) million and $6.6 million for the nine months ended September 30, 2010 and 2009, respectively.

During the remainder of 2010, we expect to incur approximately $0.6 million in new capital expenditures for the construction of a new underground mine near our current active operations and $0.2 million to maintain existing assets. The proceeds received from the sale of assets during June 2010 will be the primary source of funding for the new capital expenditures. In prior years, we have experienced the unanticipated loss of the use of key equipment, which resulted in lost production and lost revenues. We may experience similar mechanical failures in the future, which could have a material adverse effect on our operating cash flows.

During the nine months ended September 30, 2010, our continuing operations generated total revenues of $36.5 million and sold approximately 0.4 million tons of coal. Revenues are derived primarily from the sale of coal to electric utility companies in the Southeastern United States pursuant to long-term contracts or open purchase order arrangements with long-time customers. Georgia Power Company represented approximately 97% of our continuing operations’ coal revenues for the nine months ended September 30, 2010.

We typically sell our coal for a specified per ton amount and at a negotiated price pursuant to both short-term contracts and contracts of twelve months or greater. The weighted average selling price per ton for continuing operations is $87.94 and $85.32 on 0.1 million and 0.5 million tons contracted for the remainder of 2010 and fiscal year 2011, respectively. Price adjustment, “price reopener” and other similar provisions in long-term supply agreements may reduce the protection from short-term coal price volatility traditionally provided by such contracts. Any adjustment or renegotiation leading to a significantly lower contract price would result in decreased revenues and lower gross margins, which could have a material adverse effect on our operating cash flows. Additionally, our customers may have the ability to delay the timing of their purchases, which could negatively impact operating cash flows. Finally, coal supply agreements also typically contain force majeure provisions allowing temporary suspension of performance by us or our customers during the duration of specified events beyond the control of the affected party.

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

On April 20, 2010, we completed the sale to Ranger Energy Investments, LLC of our preparation plant and rail loadout facility located in Devonia, Tennessee, an active underground mine, two inactive mines, and related property, plant and equipment used in and located at our New River Tract operations, coal inventories located on the properties, associated permits and a coal supply agreement for an aggregate sales price of $11.8 million (the “Ranger Transaction”). Ranger Energy also assumed reclamation liabilities related to the acquired properties and paid us $1.9 million in cash which was previously pledged to secure reclamation bonds and other liabilities associated with the permits sold. The $1.9 million of pledged cash will be repaid directly to Ranger Energy by the surety company that issued the Company’s reclamation bonds when the regulatory process of transferring the related mining permits to Ranger Energy is completed. Additionally, we entered into a lease agreement with Ranger Energy to lease mineral rights on approximately 22,000 acres of the New River Tract, with royalties ranging from 6% to 8% of applicable revenues, and Ranger Energy agreed to pay us an overriding royalty for each ton of coal sold by Ranger Energy pursuant to the coal supply agreement it acquired in the asset sale. Of the purchase price, $6.6 million was paid by Ranger Energy assuming $6.6 million of accounts payable we owed to an affiliate of Ranger Energy. Prior to the closing of the asset sale, Ranger Investments, LLC, a Ranger affiliate, purchased from Centarus Energy Master Fund, LP $30.3 million of our $42.0 million in principal amount of 10.5% Notes due 2010 and also purchased our $5.0 million short-term revolving credit facility, of which $4.5 million had been drawn. We were required to pay off the revolving credit facility from the Ranger Transaction sale proceeds and the revolving credit agreement was terminated. We received $1.4 million in net cash proceeds from the asset sale and related transactions.

Results of Operations

The following table presents consolidated statement of operations data for each of the three and nine months ended September 30 as a percentage of revenues.

(in percentages)	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Revenues	100.0	100.0	100.0	100.0
Operating expenses:
Cost of sales	92.7	90.5	91.6	90.1
Cost of services	0.6	2.7	0.2	3.6
Depreciation, depletion, amortization and accretion	13.2	10.8	11.9	11.6
Gain on asset disposals, net	(0.8)	—	(6.9)	—
General and administrative	17.0	8.3	15.0	8.1
Total operating expenses	122.7	112.3	111.8	113.4

Loss from continuing operations	(22.7)	(12.3)	(11.8)	(13.4)
Other income (expense):
Interest expense	(15.5)	(8.6)	(13.1)	(7.8)
Interest income	—	0.2	—	0.3
Other	(0.1)	0.2	(0.4)	0.0

Loss from continuing operations before income taxes	(38.3)	(20.5)	(25.3)	(20.9)
Income tax benefit	—	—	—	—
Loss from continuing operations	(38.3)	(20.5)	(25.3)	(20.9)
Income (loss) from discontinued operations, net of taxes	—	17.5	—	(2.3)

Net loss	(38.3)	(3.0)	(25.3)	(23.2)

Comparison of Three Months Ended September 30, 2010 and Three Months Ended September 30, 2009

Production

During the three months ended September 30, 2010 and 2009, our Tennessee mines produced 79,834 and 201,121 tons of coal, respectively, as follows:

	Three Months Ended September 30,
	2010		2009
	Tons	%	Tons	%
Production:
Surface mines	41,467	40.0	100,496	34.9
Highwall mines	—	—	20,280	7.0
Underground mines	38,367	37.1	80,345	27.9

Total tons produced	79,834	77.1	201,121	69.8
Purchased coal	23,626	22.9	87,137	30.2

Total tons available	103,460	100.0	288,258	100.0

The 121,287 ton decrease in tons produced in 2010 compared to 2009 was the result of the idling of one of our higher cost underground mines and the closing of an underground mine in order to take advantage of purchased coal prices that were lower than our mining costs at these two mines, as well as the sale of one active underground mine in April 2010 to Ranger Energy. The 63,511 decrease in tons of purchased coal in 2010 compared to 2009 was primarily due to the assignment of a coal supply agreement to Ranger Energy on April 20, 2010 as part of the Ranger Transaction.

Revenue

During the three months ended September 30, 2010, we generated substantially all of our coal sales revenue from one electric utility customer.

Tons sold and the associated revenue for the three month periods follows:

	Three Months Ended September 30,		Increase/(decrease)
	2010	2009	$	%
Coal sales	$8,820,390	$21,483,618	$(12,663,228)	(58.9)
Tons sold	102,175	286,447	(184,272)	(64.3)
Average price per ton sold	$86.33	$75.00	$11.33	15.1

Other revenues	$845,811	$637,181	$208,630	32.7

The 58.9% decrease in revenue from coal sales for the three months ended September 30, 2010 as compared to the same period in 2009 was primarily due to the assignment of a coal supply agreement to Ranger Energy on April 20, 2010 as part of the Ranger Transaction.

The increase in other revenue of $0.2 million was the result of royalties received, offset by a decrease in contract mining revenue.

Cost of Sales

	Three Months Ended September 30,		Increase/(decrease)
	2010	2009	$	%
Cost of sales	$8,960,772	$20,028,882	$(11,068,110)	(55.3)
Tons sold	102,175	286,447	(184,272)	(64.3)
Average cost per ton sold	$87.70	$69.92	$17.78	25.4

Cost of services	$57,682	$608,274	$(550,592)	(90.5)

Total cost of sales decreased 55.3% on a 58.9% decrease in coal sales revenue during the three months ended September 30, 2010 as compared to the same three month period in 2009 due primarily to the sale on April 20, 2010 of a portion of our properties and operations in the Ranger Transaction. Cost per ton sold during 2010 compared to 2009 from our continuing operations increased by $17.78 due primarily to increases in labor of $6.03 per ton sold, maintenance and supplies of $3.62 per ton sold, workers compensation of $5.32 per ton sold, royalties of $2.15 per ton sold and hauling and fuel costs of $0.84 per ton sold.

Cost of services decreased $0.6 million due to the termination of a contract mining services agreement during November 2009 between Xinergy Corp. and National Coal Corporation to mine coal from a highwall mine previously sold to Xinergy Corp. as part of the Straight Creek sale on March 31, 2008.

Depreciation, Depletion, Amortization and Accretion

	Three Months Ended September 30,		Increase/(decrease)
	2010	2009	$	%
Depreciation, depletion, amortization and accretion	$1,272,021	$2,392,606	$(1,120,585)	(46.8)
Tons sold	102,175	286,447	(184,272)	(64.3)
Average cost per ton sold	$12.45	$8.35	$4.10	49.0

The 46.8% decrease in depreciation, depletion, amortization, and accretion expense for the three months ended September 30, 2010 as compared to the same three month period in 2009 was primarily the result of:

(i)	A $0.5 million decrease in depreciation, amortization and accretion expense as a result of the disposition on April 20, 2010 of a portion of our properties and related operations in the Ranger Transaction;

(ii)	A $0.3 million decrease in depreciation expense attributable to a Superior Highwall Mining System becoming fully depreciated in March 2010 and was subsequently sold in June 2010;

(iii)	A $0.2 million decrease in expense attributable to an idled highwall mine during 2009; and

(iv)	A $0.1 million decrease in expense as a result of certain equipment becoming fully depreciated in 2009.

General and Administrative Expenses

	Three Months Ended September 30,		Increase/(decrease)
	2010	2009	$	%
General and administrative expense	$1,647,041	$1,821,731	$(174,690)	(9.6)
Tons sold	102,175	286,447	(184,272)	(64.3)
Average cost per ton sold	$16.12	$6.36	$9.76	153.5

The 9.6% decrease in general and administrative expenses for the three months ended September 30, 2010 as compared to the same period in the previous year is primarily attributable to the increase in professional and consulting fees, primarily related to the Ranger Transaction on April 20, 2010, of $0.4 million offset by a decrease in payroll expense of $0.2 million and stock compensation expense of $0.4 million.

Other (Income) Expense

	Three Months Ended September 30,		Increase/(decrease)
	2010	2009	$	%
Interest expense	$1,498,769	$1,910,496	$(411,727)	(21.6)
Interest income	(1,376)	(65,175)	63,799	(97.9)
Other	6,003	(39,324)	45,327	(115.3)

Total other (income) expense	$1,503,396	$1,805,997	$(302,601)	(16.8)

The 21.6% decrease in interest expense for the three months ended September 30, 2010 as compared to the same period in 2009, is primarily related to the repayment of a capital lease obligation and our short term line of credit with the proceeds from the Ranger Transaction on April 20, 2010.

Interest income decreased by 97.9% during the three months ended September 30, 2010 compared to the same period in 2009 due to lower average restricted cash balances in 2010 compared to 2009.

Income from Discontinued Operations, Net of Taxes

The income from discontinued operations of $3.9 million during the three months ended September 30, 2009 represents the operating results of our Alabama operations. Our Alabama operations were disposed of in August 2009.

During the three months ended September 30, 2009 our discontinued operations sold 46,741 tons at an average sales price of $79.41 for total sales revenue of $3.7 million.

Comparison of Nine Months Ended September 30, 2010 and Nine Months Ended September 30, 2009

Production

During the nine months ended September 30, 2010 and 2009, our Tennessee mines produced 308,133 and 631,756 tons of coal, respectively, as follows:

	Nine Months Ended September 30,
	2010		2009
	Tons	%	Tons	%
Production:
Surface mines	136,411	29.9	283,799	32.7
Highwall mines	—	—	80,891	9.3
Underground mines	171,722	37.6	267,066	30.7

Total tons produced	308,133	67.5	631,756	72.7
Purchased coal	148,648	32.5	237,828	27.3

Total tons available	456,781	100.0	869,584	100.0

The 323,623 ton decrease in tons produced in 2010 compared to 2009 was the result of the idling of one of our higher cost underground mines and the closing of an underground mine in order to take advantage of purchased coal prices that were lower than our mining costs at these two mines, as well as the sale of one active underground mine in April 2010 to Ranger Energy. The 89,180 decrease in tons of purchased coal in 2010 compared to 2009 was primarily due to the assignment of a coal supply agreement to Ranger Energy on April 20, 2010 as part of the Ranger Transaction.

Revenue

During the nine months ended September 30, 2010, we generated substantially all of our coal sales revenue from one electric utility customer.

Tons sold and the associated revenue for the nine month periods follows:

	Nine Months Ended September 30,		Increase/(decrease)
	2010	2009	$	%
Coal sales	$35,077,102	$62,325,476	$(27,248,374)	(43.7)
Tons sold	420,876	855,036	(434,160)	(50.8)
Average price per ton sold	$83.34	$72.89	$10.45	14.3

Other revenues	$1,388,699	$2,400,759	$(1,012,060)	(42.2)

The 43.7% decrease in revenue from coal sales for the nine months ended September 30, 2010 as compared to the same period in 2009 was primarily due to reduced sales to our largest customer and the sale of a coal supply agreement to Ranger Energy on April 20, 2010 as part of the Ranger Transaction.

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

The decrease in other revenues of $1.0 million is due to a reduction in revenue from a contract mining services agreement between Xinergy Corp. and National Coal Corporation to mine coal from a highwall mine previously sold to Xinergy Corp. as part of an asset sale on March 31, 2008. The contract mining agreement with Xinergy Corp. was terminated during November 2009. The decrease in other revenue was partially offset by royalty payments received from Ranger Energy as part of the Ranger Transaction on April 20, 2010.

Cost of Sales

	Nine Months Ended September 30,		Increase/(decrease)
	2010	2009	$	%
Cost of sales	$33,388,620	$58,295,500	$(24,906,880)	(42.7)
Tons sold	420,876	855,036	(434,160)	(50.8)
Average cost per ton sold	$79.33	$68.18	$11.15	16.4

Cost of services	$85,241	$2,316,948	$(2,231,707)	(96.3)

Total cost of sales decreased 42.7% on a 43.7% decrease in coal sales revenue during the nine months ended September 30, 2010 as compared to the same nine month period in 2009.

During 2009, we idled one of our higher cost underground mines and closed an underground mine in order to take advantage of purchased coal prices that were lower than our mining costs at these two mines. As a result of the mine closures and the 50.8% decrease in tons sold, attributable to the Ranger Transaction in April 2010, our cost per ton sold during 2010 compared to 2009 from our continuing operations increased by $11.15 due primarily to increases in labor of $3.80 per ton sold, maintenance and supplies of $2.38 per ton sold, royalties of $1.56 per ton sold, and workers compensation of $2.65 per ton sold.

Cost of services decreased $2.2 million due to the termination of a contract mining services agreement during November 2009 between Xinergy Corp. and National Coal Corporation to mine coal from a highwall mine previously sold to Xinergy Corp. as part of the Straight Creek sale on March 31, 2008.

Depreciation, Depletion, Amortization and Accretion

	Nine Months Ended September 30,		Increase/(decrease)
	2010	2009	$	%
Depreciation, depletion, amortization and accretion	$4,340,224	$7,528,951	$(3,188,727)	(42.4)
Tons sold	420,876	855,036	(434,160)	(50.8)
Average cost per ton sold	$10.31	$8.81	$1.50	17.1

The 42.4% decrease in depreciation, depletion, amortization, and accretion expense for the nine months ended September 30, 2010 as compared to the same period in 2009 was primarily the result of:

(i)	A $0.9 million decrease in depreciation, amortization and accretion expense as a result of the disposition on April 20, 2010 of a portion of our properties and operations in the Ranger Transaction;

(ii)	A $0.6 million decrease in depreciation expense attributable to a Superior Highwall Mining System becoming fully depreciated in March 2010;

(iii)	A $0.6 million decrease in expense attributable to an idled highwall mine during 2009;

(iv)	A $0.8 million decrease in expense as a result of certain equipment becoming fully depreciated in 2009; and

(v)	A $0.3 million decrease in expense attributable to increased capitalization of expense in inventory as a result of the increase in inventory levels in 2010 compared to 2009.

Gain on asset disposals, net

The (gain) loss on asset disposal increased $2.5 million during the nine months ended September 30, 2010 compared to the same period in 2009 as a result of the following:

(i)	On April 20, 2010, we sold certain property, plant, equipment and mine development from our New River tract operations. The property, plant, equipment and mine development sold resulted in a loss of approximately $1.3 million.

(ii)	On May 19, 2010, we sold the short line railroad owned by our wholly-owned subsidiary NC Railroad, Inc for $3.0 million less $0.1 million in accounts payable. The property and equipment sold had a net book value of $3.2 million and resulted in a loss of approximately $0.2 million.

(iii)	On June 30, 2010, our wholly-owned subsidiary, National Coal Corporation sold a Superior Highwall Mining System for $4.1 million. The assets sold had an immaterial net book value resulting in a gain on the sale of $4.1 million.

General and Administrative Expenses

	Nine Months Ended September 30,		Increase/(decrease)
	2010	2009	$	%
General and administrative expense	$5,481,813	$5,247,932	$233,881	4.5
Tons sold	420,876	855,036	(434,160)	(50.8)
Average cost per ton sold	$13.02	$6.14	$6.88	112.1

The 4.5% increase in general and administrative expenses for the nine months ended September 30, 2010 as compared to the same period in the previous year is primarily attributable to an increase in professional and consulting fees of $1 million primarily related to the Ranger Transaction on April 20, 2010, offset by a decrease in payroll and stock compensation expense of $0.8 million.

Other (Income) Expense

	Nine Months Ended September 30,		Increase/(decrease)
	2010	2009	$	%
Interest expense	$4,762,493	$5,037,908	$(275,415)	(5.5)
Interest income	(6,132)	(222,281)	216,149	(97.2)
Other	158,904	(63,944)	222,848	(348.5)

Total other (income) expense	$4,915,265	$4,751,683	$163,582	3.4

Interest income decreased by 97.2% during the nine months ended September 30, 2010 compared to the same period in 2009 due to lower average restricted cash balances in 2010 compared to 2009.

Other increased by $0.2 million primarily due to the loss on extinguishment of debt of $0.2 million resulting from the repayment of our revolving line of credit with a portion of the proceeds from the Ranger Transaction.

Loss from Discontinued Operations, Net of Taxes

The loss from discontinued operations of $1.5 million during the nine months ended September 30, 2009 represents the operating results of our Alabama operations. Our Alabama operations were disposed of in August 2009.

During the nine months ended September 30, 2009 our discontinued operations sold 404,245 tons at an average sales price of $77.45 for total sales revenue of $31.3 million.

Liquidity and Capital Resources

At September 30, 2010, we had cash and cash equivalents of approximately $3.1 million and negative working capital of approximately $42.9 million. Cash flows (used in) provided by continuing operations were approximately $(6.0) million and $6.6 million for the nine months ended September 30, 2010 and 2009, respectively. At September 30, 2010, we had a stockholders’ deficit of $20.7 million and incurred net losses from continuing operations of $9.2 million for the period then ended. Management expects that we will continue to incur net losses for the foreseeable future.

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

On September 27, 2010, we entered into the agreement and plan of merger with Ranger Energy and Merger Sub, pursuant to which we will merge with and into Merger Sub and each outstanding share of our common stock will be converted into the right to receive $1.00 in cash. The merger must be approved by holders of a majority of our outstanding shares of common stock at a meeting presently scheduled for December 2, 2010, and the transactions contemplated by the merger agreement are subject to other customary closing conditions. If the merger is consummated, National Coal Corp. will cease to exist and Merger Sub will remain a wholly-owned subsidiary of Ranger Energy. The merger is expected to close prior to December 15, 2010, the maturity date of the Company’s 10.5% Notes due 2010. If the merger does not close prior to such date, we will default on the 10.5% Notes due 2010 and most likely need to seek protection from creditors under federal bankruptcy laws.

On January 5, 2010, we received a deficiency notice from The NASDAQ Stock Market stating that we had not met the $1.00 minimum closing bid price requirement for thirty consecutive trading days as required under NASDAQ listing rules. We failed to regain compliance with the minimum bid price requirement, and on July 8, 2010 we received a notice from The NASDAQ Stock Market indicating that our common stock would be delisted. On July 13, 2010, we requested a hearing with the NASDAQ Listing Qualifications Panel (“Panel”) to review the delisting determination, which oral hearing took place August 5, 2010. On September 29, 2010, the Panel agreed to grant us a conditional listing (exemption) for an additional period of time not to exceed 180 days from the date of the delisting notification or until January 4, 2011, to allow us time to complete the merger with Ranger.

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

During 2008, we successfully renegotiated several of our existing coal supply agreements resulting in an increased selling price per ton during 2009. The weighted average selling price per ton is $87.94 and $85.32 on 0.1 million and 0.5 million tons contracted for the remainder of 2010 and fiscal year 2011, respectively. We typically sell our coal for a specified per ton amount and at a negotiated price pursuant to both short-term contracts and contracts of twelve months or greater. Price adjustment, “price reopener” and other similar provisions in long-term supply agreements may reduce the protection from short-term coal price volatility traditionally provided by such contracts. Any adjustment or renegotiation leading to a significantly lower contract price would result in decreased revenues and lower gross margins, which could have a material adverse effect on our operating cash flows. Additionally, our customers may have the ability to delay the timing of their purchases, which could negatively impact operating cash flows. Finally, coal supply agreements also typically contain force majeure provisions allowing temporary suspension of performance by us or our customers during the duration of specified events beyond the control of the affected party.

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

During the remainder of 2010, management expects to incur approximately $0.6 million in new capital expenditures for the construction of a new underground mine near our current active operations and $0.2 million to maintain existing assets. The proceeds received from the sale of assets during June 2010 will be the primary source of funding for the new capital expenditures. In prior years, we experienced the unanticipated loss of the use of key equipment, which resulted in lost production and lost revenues. We may experience similar mechanical failures in the future, which could have a material adverse effect on our operating cash flows.

The following table summarizes our long-term debt obligations, excluding capital leases from continuing operations:

	September 30, 2010	December 31, 2009
10.5% Senior Secured Notes, due 2010	$42,000,000	$42,000,000
Equipment loans and installment purchase obligations	545,266	1,284,210
Insurance premium financing	—	65,000

	42,545,266	43,349,210

Unamortized discounts	(134,112)	(705,986)
Less current portion of long term debt	(42,398,865)	(42,372,933)

Total long-term debt	$12,289	$270,291

Cash Flows

We currently satisfy our working capital requirements primarily through cash flows generated from operations and sales of debt and equity securities. During the nine months ended September 30, 2010 additional working capital was generated from the sale of certain assets. For the nine months ended September 30, 2010, we had a net increase in cash of approximately $1.9 million. Cash flows from operating, financing and investing activities for the nine months ended September 30, 2010 and 2009 are summarized in the following table:

	September 30, 2010	September 30, 2009
Activity:
Operating activities	$(5,950,481)	$6,560,776
Investing activities	13,334,241	(5,242,793)
Financing activities	(5,433,248)	(1,166,043)

Net increase (decrease) in cash and cash equivalents	$1,950,512	$151,940

Operating Activities

The net cash used in operating activities of $6.0 million during the nine months ended September 30, 2010 compared with prior year cash provided by operations of $6.6 million, a $12.6 million reduction from 2009, was primarily attributable to the prior period including the operating results for National Coal of Alabama, Inc. A portion of the change in cash flows from continuing operating activities was the result of a decrease in accounts payable and accrued expenses of $8.0 million primarily due to the repayment of accounts payable as a result of the Ranger Transaction, offset by an increase in inventory of $1.5 million as compared to the same period in 2009.

Investing Activities

The change in net cash used in investing activities from $5.2 million for the nine months ended September 30, 2009 to net cash provided by investing activities of $13.3 million for the nine months ended September 30, 2010 was primarily due to the prior period including $2.2 million of cash used in investing activities from National Coal of Alabama, Inc., a decrease in capital expenditures in our continuing operations of $4.2 million during 2010, and proceeds of $14.0 million from the sale of assets during the second quarter of 2010.

Financing Activities

The change in net cash used in financing activities of $5.4 million during the nine months ended September 30, 2010 compared to the net cash used in financing activities of $1.2 million for the nine months ended September 30, 2009 was primarily due to the $1.5 million in proceeds received from borrowings on our revolving credit facility entered into on April 9, 2009 offset by deferred financing costs and the repayment of the revolving credit facility outstanding balance of $4.5 million with a portion of the proceeds from the Ranger Transaction on April 20, 2010.

Off-Balance Sheet Arrangements

At September 30, 2010, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, variable interest or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Critical Accounting Policies, Judgments and Estimates

Accounting measurements at interim dates inherently involve greater reliance on estimates than those made at year-end. The results for the three and nine months ended September 30, 2010 are not necessarily indicative of results to be expected for the full year. Please refer to the section entitled “Critical Accounting Policies, Judgments and Estimates” included in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation of our Annual Report on Form 10-K for the year ended December 31, 2009 for a discussion of our critical accounting policies, judgments and estimates. There have been no material changes to the previously reported information concerning our Critical Accounting Policies, Judgments and Estimates.

Recent Accounting Pronouncements

During the nine months ended September 30, 2010, there were no accounting pronouncements that became effective that impacted our financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Intentionally omitted.

Item 4T.	Controls and Procedures

Controls and Procedures

Members of our management, including our President and Chief Executive Officer, Daniel A. Roling, and Acting Chief Financial Officer, Les H. Wagner, have evaluated the effectiveness of our disclosure controls and procedures, as defined by paragraph (e) of Exchange Act Rules 13a-15 or 15d-15, as of September 30, 2010, the end of the period covered by this report. Based upon that evaluation, Messrs. Roling and Wagner concluded that our disclosure controls and procedures were effective as of September 30, 2010.

Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting or in other factors identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.

On November 2, 2010, a putative class action complaint was filed by Harold Sofie against the Company and each of its directors in the Circuit Court of the Thirteenth Judicial Circuit in and for Hillsborough County, Florida, purportedly on behalf of the public stockholders of the Company. The complaint alleges, among other things, that our directors breached their fiduciary duties to our public stockholders by, among other things, failing to disclose material information in the preliminary proxy statement we filed on October 13, 2010 relating to the solicitation of proxies for the special meeting of stockholders to be held for the purpose of considering the approval and adoption of the merger and the merger agreement. Among other things, the complaint seeks class action status, a court order enjoining the completion of the transaction, a court order directing the Company disclose additional information regarding the merger and merger agreement, and the payment of attorneys’ fees and expenses. We have not yet answered or otherwise responded to the complaint. We believe that this lawsuit is without merit and intend to defend against these claims.

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

We are subject to litigation related to the pending merger with Ranger Energy.

We are defending a putative class action lawsuit initiated by Harold Sofie against the Company and each of our directors in the Circuit Court of the Thirteenth Judicial Circuit in and for Hillsborough County, Florida, purportedly on behalf of our public stockholders. The complaint alleges, among other things, that our directors breached their fiduciary duties to our public stockholders by, among other things, failing to disclose material information in the preliminary proxy statement we filed on October 13, 2010 relating to the solicitation of proxies for the special meeting of stockholders to be held for the purpose of considering the approval and adoption of the merger and the merger agreement. Among other things, the complaint seeks class action status, a court order enjoining the completion of the transaction, a court order directing us to disclose additional information regarding the merger and merger agreement, and the payment of attorneys’ fees and expenses. The absence of an injunction prohibiting the consummation of the proposed merger is a condition to the closing of the transaction.

While we believe that the claims made in this litigation are without merit and intend to defend such claims, there can be no assurance that we will prevail in our defense. Further, it is possible that additional claims beyond those that have already been filed will be brought by the current plaintiff or by others in an effort to enjoin the proposed acquisition or seek monetary relief from us. An unfavorable resolution of any such litigation surrounding the proposed acquisition could delay or prevent the consummation of the transaction. In addition, the cost to us of defending the litigation, even if resolved in our favor, could be substantial. Such litigation could also substantially divert the attention of our management and our resources in general. If the lawsuit prevents us from consummating the merger prior to December 15, 2010, we will default on our 10.5% Notes due 2010 and most likely need to seek protection from creditors under federal bankruptcy laws.

If we are unable to consummate the pending merger with Ranger Energy prior to December 15, 2010, we will default on our 10.5% Notes due 2010 and most likely need to seek protection from creditors under federal bankruptcy laws.

Our 10.5% Notes due 2010 mature on December 15, 2010. If we are unable to consummate the pending merger with Ranger Energy prior to such date, we will default on the 10.5% Notes due 2010 due to our failure to pay the principal amount of and accrued interest on such indebtedness, and we will most likely need to seek protection from creditors under federal bankruptcy laws.

The liquidity of our common stock will be adversely affected if our common stock is delisted from The Nasdaq Global Market.

Our common stock is presently traded on The Nasdaq Global Market. To maintain inclusion on The Nasdaq Global Market, we must continue to meet certain listing requirements.

We received a deficiency notice from The NASDAQ Stock Market on January 5, 2010, stating that we had not met the $1.00 minimum closing bid price requirement for thirty consecutive trading days as required under NASDAQ listing rules. We failed to regain compliance with the minimum bid price requirement, and on July 8, 2010 we received a notice from The NASDAQ Stock Market indicating that our common stock would be delisted. On July 13, 2010, we requested a hearing with the NASDAQ Listing Qualifications Panel (“Panel”) to review the delisting determination, which oral hearing took place August 5, 2010. On September 29, 2010, the Panel agreed to grant us a conditional listing (exemption) for an additional period of time not to exceed 180 days from the date of the delisting notification or until January 4, 2011, to allow us time to complete the merger with Ranger.

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

Item 5.	Other Items

Dodd-Frank Act Disclosure of Mine Safety and Health Administration Safety Data

We are committed to providing a safe workplace for all of our employees. Our company has in place health and safety programs that include extensive employee training, accident prevention, workplace inspection, emergency response, accident investigation, regulatory compliance and program auditing. The objectives of our health and safety programs are to eliminate workplace incidents, comply with all mining-related regulations and provide support for both regulators and the industry to improve mine safety. We believe our Company has a well-developed process of training, mentoring, monitoring, reduction of risk through safety innovation, and recognition of safety excellence.

The operation of our mines is subject to regulation by The Federal Mine Safety and Health Administration (“MSHA”) under the Federal Mine Safety and Health Act of 1977 (the “FMSH Act”). MSHA inspects our mines on a regular basis and issues various citations and orders when it believes a violation has occurred under the FMSH Act. We present information below regarding certain mining safety and health citations which MSHA has issued with respect to our coal mining operations. In evaluating this information, consideration should be given to factors such as: (i) the number of citations and orders will vary depending on the size of the coal mine, (ii) the number of citations issued will vary from inspector to inspector and mine to mine, and (iii) citations and orders can be contested and appealed, and in that process, are often reduced in severity and amount, and are sometimes dismissed.

As required by the reporting requirements regarding coal mine safety included in §1503(a)(1) of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), the table below presents the following information for the three months ended September 30, 2010, except for pending legal actions, which are as of September 30, 2010, for each coal mining facilities of which the Company is an operator:

(a)	The total number of FMSH Act section 104 significant and substantial citations (i.e. there exists a reasonable likelihood that the hazard contributed to will result in an injury or illness of a reasonably serious nature) received, which are for alleged violations of a mining safety standard or regulation where there exists a reasonable likelihood that the hazard could result in an injury or illness of a reasonably serious nature;

(b)	The total number of FMSH Act section 104(b) orders received, which are for an alleged failure to totally abate (i.e. orders issued when conditions cited pursuant to section 104(a) have not been totally abated within the period of time set by MSHA) the subject matter of a FMSH Act section 104(a) citation within the period specified in the citation;

(c)	The total number of FMSH Act section 104(d) citations and orders received, which are for an alleged unwarrantable failure (i.e. aggravated conduct constituting more than ordinary negligence) to comply with a mining safety standard or regulation;

(d)	The total number of flagrant violations (i.e. reckless or repeated failure to make reasonable efforts to eliminate a known violation of a mandatory health or safety standard that substantially and proximately caused, or reasonably could have been expected to cause, death or serious bodily injury) under §110(b)(2) of the FMSH Act received;

(e)	The total number of imminent danger orders (i.e. the existence of any condition or practice in a coal or other mine which could reasonably be expected to cause death or serious physical harm before such condition or practice can be abated) issued under §107(a) of the FMSH Act;

(f)	The total dollar value of proposed assessments from MSHA under the FMSH Act;

(g)	The total number of mining-related fatalities; and

(h)	The total number of pending legal actions before the Federal Mine Safety and Health Review Commission as required by §1503(a)(3) of the Dodd-Frank Act; see Exhibit 99.1 for a complete listing of pending legal actions for each coal mine of which we or a subsidiary of ours is an operator.

Mine	(a) #	(b) #	(c) #	(d) #	(e) #	( f ) $	(g) #	(h) #
Mine #7	9	—	—	—	—	$7,069	—	—
Mine #5 (previously owned)	—	—	—	—	—	$140,000	—	2
Mine #14	25	—	4	—	—	$26,953	—	3

In addition, as required by the reporting requirements regarding coal mine safety included in §1503(a)(2) of the Dodd-Frank Act, for the three months ended September 30, 2010, none of our coal mines of which we are an operator, has received written notice from MSHA of:

(a)	a pattern of violations of mandatory health or safety standards that are of such nature as could have significantly and substantially contributed to the cause and effect of coal or other mine health or safety hazards under §104(e) of the FMSH Act; or

(b)	the potential to have such a pattern.

Item 6.	Exhibits

The following exhibits are filed as part of this report:

Exhibit Number	Exhibit Title

2.1	Agreement and Plan of Merger, dated September 27, 2010, by and among National Coal Corp., Ranger Energy Investments, LLC and Ranger Coal Holdings, LLC (1)

10.1	Separation Agreement among William R. Snodgrass, National Coal Corp. and National Coal Corporation, effective September 10, 2010. (2)

10.2	Amendment to Employment Agreement, dated September 27, 2010, by and among National Coal Corp., National Coal Corporation and Daniel A. Roling. (1)

31.1	Certificate of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934, as amended.

31.2	Certificate of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934, as amended.

32.1	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Pending legal actions before the Federal Mine Safety and Health Review Commission for each coal mine of which the Company is an operator as required by §1503(a)(3) of the Dodd-Frank Wall Street Reform and Consumer Protection Act.

(1)	Incorporated by reference to our Current Report on Form 8-K, filed on September 29, 2010.
(2)	Incorporated by reference to our Current Report on Form 8-K, filed on September 16, 2010.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATIONAL COAL CORP.

Date: November 15, 2010		/S/ LES H. WAGNER
	By:	Les H. Wagner
	Its:	Acting Chief Financial Officer
(Principal Financial and Accounting Officer)